Form 10-K
period 2009-12-31
DEX ONE Corp
filed 2010-03-12
CIK 30419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-07155

Dex One Corporation
(Exact name of registrant as specified in its charter)

Successor Registrant to R.H. DONNELLEY CORPORATION

Delaware	13-2740040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1001 Winstead Drive, Cary, N.C.	27513
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (919) 297-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, par value $.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

On June 30, 2009, the last day of the most recently completed second quarter, the aggregate market value of R.H. Donnelley Corporation’s (“Predecessor Registrant”) common stock (based upon the closing price per share of $0.06 of such stock traded over-the-counter on the Pink Sheets on such date) held by non-affiliates of the Predecessor Registrant was approximately $4,110,165. At June 30, 2009, there were 68,923,948 outstanding shares of the Predecessor Registrant’s common stock. For purposes of this calculation, only those shares held by directors and executive officers of the Predecessor Registrant have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by the Predecessor Registrant or any such person that such individuals or entities are or were, in fact, affiliates of the Predecessor Registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

On January 29, 2010, all of the issued and outstanding shares of the Predecessor Registrant’s common stock and any other outstanding equity securities including all stock options, stock appreciation rights and restricted stock, were cancelled and the Registrant issued an aggregate amount of 50,000,001 shares of new common stock, par value $.001 per share. At March 1, 2010, there were 50,015,691 outstanding shares of the Registrant’s common stock.

PART I

ITEM 1.	BUSINESS.

General

Dex One Corporation (“Dex One,” “Successor Registrant,” or “Company,” “we,” “us” and “our” subsequent to the Effective Date, which is defined below) became the successor registrant to R.H. Donnelley Corporation upon emergence from Chapter 11 relief under Title 11 of the United States Code (the “Bankruptcy Code”) on January 29, 2010 (the “Effective Date”) and pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. Our executive offices are located at 1001 Winstead Drive, Cary, North Carolina 27513 and our telephone number is (919) 297-1600. Our corporate Internet website address is www.DexOne.com. For more information on the products and services that Dex One offers, please visit our website at www.DexKnows.com®. We make available free of charge on our website our annual, quarterly and current reports, including amendments to such reports, as soon as practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our filings can also be obtained from the SEC website at www.sec.gov. However, the information found on our website and the SEC website is not part of this Annual Report. References to Dex One or Successor Registrant in this Annual Report pertain to periods subsequent to the Effective Date.

Except where otherwise indicated or as the context may otherwise indicate, the terms “Company,” “RHD,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries prior to the Effective Date. As of December 31, 2009, R.H. Donnelley Inc. (“RHDI” or “RHD Inc.”), Dex Media, Inc. (“Dex Media”), Business.com, Inc. (“Business.com”) and RHD Service LLC (“RHD Service”) were our only direct wholly-owned subsidiaries. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of RHD as of and for the year ended December 31, 2009.

On the Effective Date and in connection with our emergence from Chapter 11, RHD was renamed Dex One Corporation. The Company was formed on February 6, 1973 as a Delaware corporation. In November 1996, the Company then known as The Dun & Bradstreet Corporation separated through a spin-off into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation, and Cognizant Corporation. In June 1998, The Dun & Bradstreet Corporation separated through a spin-off into two separate public companies: R.H. Donnelley Corporation (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation (“D&B”).

Corporate Overview

We are a leading marketing services company that helps local businesses reach, win and keep ready-to-buy consumers. Our highly skilled, locally based marketing consultants offer a wide range of marketing products and services that help businesses get found by actively shopping consumers. We offer local businesses personalized marketing consulting services and exposure across a broad network of local marketing products, including our print, online and mobile yellow pages and search solutions, as well as major search engines.

Marketing Products

To help our clients grow their businesses, we provide marketing products that help them get found by ready-to-buy consumers. We provide the Dex® Advantage, an integrated offering that ensures our local clients’ business information is published and marketed through a single profile and distributed via a variety of both owned and operated products and through other local search products. This expands the distribution of our clients’ content and messages to wherever, whenever and however consumers choose to search, helping them get found.

The Dex Advantage spans multiple media platforms for local advertisers including print with our Dex published directories, which we co-brand with other recognizable brands in the industry such as Qwest, CenturyLink (formerly Embarq) and AT&T, online and mobile devices with DexKnows.com ® and voice-

activated directory search at 1-800-Call-Dextm. Our digital affiliate provided solutions are powered by DexNettm, which leverages network partners including the premier search engines, such as Google® and Yahoo! ® and other leading online sites. We believe our Dex Advantage offers a highly effective set of marketing tools to local businesses that operate in the markets we serve.

Marketing Services

Where our marketing products help local businesses get found by ready-to-buy consumers, our marketing services are designed to help these businesses get chosen over their competitors. Our growing list of marketing services include local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, keyword and search engine optimization strategies and programs, distribution strategies, social strategies, and tracking and reporting.

Competitive Position

We believe our ability to effectively compete in our industry is supported by a number of advantages:

•	Our owned printed and digital products: We can deliver a large segment of the active buying market to local businesses.

•	Our marketing consultants: With our locally-based marketing consultants, we have a direct relationship with local businesses, serving as their trusted advisors. Our marketing consultants work closely with clients to first discover their business goals and marketing needs, assess their unique situations, and then recommend a customized, cost-effective set of marketing products and services to help their businesses grow.

•	Publishing agreements with incumbent local exchange carriers: Our co-branding relationships with incumbent local exchange carriers in our markets adds credibility and allows us to serve as the “official” directory provider.

•	Exclusive partnership agreements: In addition to our proprietary products, we have partnerships that enable our clients to expand the distribution of their information, from the major search engines to leading online and mobile local search solutions.

•	Content: We have unique local business information. Through our locally based marketing consultants and their relationships with local businesses, we are able to collect and update this content.

Filing of Voluntary Petitions in Chapter 11

On May 28, 2009 (the “Petition Date”), the Company and its subsidiaries listed below (collectively with the Company, the “Debtors”) filed voluntary petitions for Chapter 11 relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

•	RHDI

•	DonTech Holdings, LLC

•	DonTech II Partnership

•	R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC

•	R.H. Donnelley Publishing & Advertising of Illinois Partnership

•	R.H. Donnelley Publishing & Advertising, Inc.

•	Get Digital Smart.com, Inc.

•	R.H. Donnelley APIL, Inc.

•	RHD Service LLC

•	Dex Media, Inc.

•	Dex Media East, Inc.

•	Dex Media East LLC (“Dex Media East”)

•	Dex Media East Finance Co.

•	Dex Media West, Inc.

•	Dex Media West LLC (“Dex Media West”)

•	Dex Media West Finance Co.

•	Dex Media Service LLC

•	Business.com, Inc.

•	Work.com, Inc.

Confirmed Plan of Reorganization and Emergence from the Chapter 11 Proceedings

On January 12, 2010, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law, and Order Confirming the Joint Plan of Reorganization for the Company and its subsidiaries (the “Confirmation Order”). On the Effective Date, the Joint Plan of Reorganization for the Company and its subsidiaries (the “Plan”) became effective in accordance with its terms.

From the Petition Date until the Effective Date, the Debtors operated their businesses as debtors-in-possession in accordance with the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) were jointly administered under the caption In re R.H. Donnelley Corporation, Case No. 09-11833 (KG) (Bankr. D. Del. 2009).

Restructuring

As part of a restructuring that was conducted in connection with the Debtors’ emergence from bankruptcy, the Debtors merged, consolidated, dissolved, or terminated, shortly after the Effective Date, certain of their wholly-owned subsidiaries, as set forth below:

•	DonTech Holdings, LLC and R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC were merged into their sole member, RHDI;

•	The DonTech II Partnership and R.H. Donnelley Publishing & Advertising of Illinois Partnership technically terminated their respective partnership agreements due to the loss of a second partner;

•	Dex Media East Finance Co. was merged into Dex Media East;

•	Dex Media West Finance Co. was merged into Dex Media West;

•	Work.com, Inc. was merged into Business.com, Inc.;

•	GetDigitalSmart.com, Inc. was merged into RHDI;

•	Dex Media East was merged into Dex Media East, Inc. (“DME Inc.”);

•	Dex Media West was merged into Dex Media West, Inc. (“DMW Inc.”); and

•	R.H. Donnelley Publishing & Advertising, Inc. was merged into RHDI.

After effectuating the restructuring transactions, Dex One became the ultimate parent company of each of the following surviving subsidiaries: (i) RHDI, (ii) Dex Media, Inc., (iii) DME Inc., (iv) DMW Inc., (v) Dex Media Service LLC, (vi) Dex One Service LLC (which was subsequently converted into a Delaware corporation under the name Dex One Service, Inc. effective March 1, 2010, (vii) Business.com, Inc. and (viii) R.H. Donnelley APIL, Inc.

Consummation of the Plan

Distributions Pursuant to the Plan

Since the Effective Date, the Company has substantially consummated the various transactions contemplated under the confirmed Plan. In particular, as of March 1, 2010, the Company has made substantially all of the distributions of cash, stock, and securities that were required to be made under the Plan by such date to creditors and other parties with allowed claims, including, but not limited to, the following Plan distributions:

•	On the Effective Date, in accordance with the Plan, the Company issued the following number of shares of Dex One common stock (i) approximately 10.5 million shares, representing 21.0% of total outstanding common stock, to all holders of notes issued by RHD; (ii) approximately 11.65 million shares, representing 23.3% of total outstanding common stock, to all holders of notes issued by Dex Media, Inc.; (iii) approximately 12.9 million shares, representing 25.8% of total outstanding common stock, to all holders of notes issued by RHDI; (iv) approximately 6.5 million shares, representing 13.0% of total outstanding common stock, to all holders of senior notes issued by Dex Media West; and (v) approximately 8.45 million shares, representing 16.9% of total outstanding common stock, to all holders of senior subordinated notes issued by Dex Media West.

•	On the Effective Date, in accordance with the terms of the Plan, holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011 also received their pro rata share of Dex One’s $300.0 million aggregate principal amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”).

•	As of March 1, 2010, pursuant to the Plan, the Company made distributions in cash on account of all, or substantially all, of the allowed claims of general unsecured creditors. Allowed claims of general unsecured creditors that have not been paid as of March 1, 2010 will be paid during 2010.

Pursuant to the terms of the Plan, the Company is also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the initial distribution date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the Chapter 11 Cases.

Discharge, Releases, and Injunctions Pursuant to the Plan and the Confirmation Order

The Plan and Confirmation Order also contain various discharges, injunctive provisions, and releases that became operative upon the Effective Date. These provisions are summarized in Sections M through O of the Confirmation Order and more fully described in Article X of the Plan.

Impact on Long-Term Debt Upon Emergence from the Chapter 11 Proceedings

On the Effective Date and in accordance with the Plan, $6.1 billion of our senior notes, senior discount notes and senior subordinated notes (collectively the “notes in default”) were exchanged for (a) 100% of the reorganized Dex One equity and (b) we issued $300.0 million of the Dex One Senior Subordinated Notes to the holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011 on a pro rata basis in addition to their share of the reorganized Dex One equity. As of the Effective Date, aggregate outstanding debt was $3.4 billion, comprised of $3.1 billion outstanding under our amended and restated credit facilities and the $300.0 million Dex One Senior Subordinated Notes. See Item 8, “Financial Statements and Supplementary Data” — Note 5, “Long-Term Debt, Credit Facilities and Notes” for further details of our long-term debt. As a result of our emergence from the Chapter 11 proceedings, the Company expects to reduce interest expense on its long-term debt for the year ended December 31, 2010 by more than $500.0 million as compared to what was contractually owed by the Company during the year ended December 31, 2009.

Segment Reporting

Management reviews and analyzes its business of providing marketing products and marketing services as one operating segment. See Item 8, “Financial Statements and Supplementary Data” — Note 12, “Business Segments” for additional information.

Business Overview

Our business model of helping clients grow their business is fulfilled by providing marketing products that help them get found by ready-to-buy consumers and marketing services that help them get chosen over their competitors.

Our marketing products generate strong returns for our clients by providing comprehensive local information to consumers, enabling them to efficiently search for and find products and services our clients offer. Our marketing products and services help businesses get found more than 1.5 billion times each year by actively shopping consumers. These references result in a high conversion of advertising impressions to actual transactions for our clients. According to CRM Associates, print yellow pages and Internet yellow pages generate a weighted average sales return on investment of $48 and $77, respectively, for every dollar invested by an advertiser. These returns are significantly higher than those for other forms of local media, such as magazines, newspapers, radio and television. Unlike many other forms of local media that focus on creative advertising, one of the primary drivers of higher relative return on investment for our clients is our focus on targeting consumers that are closer to making a purchase decision and thus are able to offer our clients a more effective return on investment. Our clients enjoy this demonstrated value as they receive a large volume of calls and clicks from ready-to-buy consumers. Consumers also value our marketing products because they are easy to use and deliver the information that they are actively searching for.

Marketing Products

The following marketing products, which we provide with our branded local search solutions, are complemented by our partnerships with some of the best known search engine companies, such as Google and Yahoo!, to promote businesses on the rest of the Internet via our proprietary search network, DexNet.

•	Dex published yellow pages;

•	Dex published white pages;

•	DexKnows.com;

•	1-800-Call-Dex; and

•	Business.com and Work.com.

Marketing Services

Since many of our clients are locally-owned businesses with limited time and marketing expertise, our marketing services are an integral part of the solution suite we provide. With these services, we are able to optimize a clients’ marketing program to help them attract the right kind of customer and have their business get chosen over their competitors. Marketing services we provide include:

Marketing consultation

•	Assessment of marketing programs and advertisements;

•	Message and image creation; and

•	Recommendations for advertising placement.

Research and data

•	Industry-specific research and information;

•	Market-specific research and information; and

•	In-depth understanding of how consumers search for businesses and what influences them to buy from one business versus another.

Tactical execution

•	Search engine optimization strategies;

•	Keyword implementation;

•	Social strategies; and

•	Tracking and reporting.

The Dex Advantage

Our marketing products are integral to our Dex Advantage, which allows our clients to provide their business information one time and have their message delivered where ready-to-buy consumers are actively searching. The Dex Advantage includes access to our suite of print, online, voice and mobile products that are offered through a single point of contact. Our online product suite includes DexKnows.com, an online search website, and DexNet, which helps businesses promote themselves on other widely used search engines and search sites. These geographically-relevant and geographically-targeted options provide an integrated and easy-to-use solution that helps drive more highly relevant leads to our clients. Our Dex published print products, which include yellow pages, white pages and Dex Plus directories, are convenient and efficient sources of information for consumers. These print solutions feature a comprehensive list of businesses in our local markets, conveniently organized categorically, alphabetically, or functionally based on the advertising purchased.

Our clients connect with consumers and businesses through our Dex-branded advertising platforms. Our online, voice, and mobile-friendly products allow users to select the geography of their search from national, regional, metro, and community areas. Our print products have a variety of coverage areas, scoped and designed to meet the advertising needs of local and national businesses and the informational needs of local consumers. Combined, this integrated product mix allows buyers to effectively choose businesses in their relevant shopping area in whatever manner and timeframe is most convenient to them.

Print Products and Services

We offer three primary types of printed yellow pages directories: core directories, community directories and Plus companion directories. Core directories generally cover large population or regional areas, whereas community directories typically focus on a sub-section of the areas addressed by corresponding core directories. The Plus companion directory is a small format directory used in addition to the core and community directories. It is complementary to the core directory with replicated advertising from the core directory. Our print directory advertising products can be broken down into three basic categories: Yellow Pages, White Pages and Specialty/Awareness Products.

Whenever practicable, we combine the white pages section and the yellow pages section of our print directory products into a single directory. In large markets where it is impractical to combine the two sections into one volume, separate stand-alone white and yellow pages print directories are normally published at about the same time. We are committed to environmental stewardship and offer a variety of recycling programs in many of the markets we serve. Consumers also have the ability to choose the print directories that they wish to receive or may elect to receive none at all via the Select Your Dextm program.

Our directories are designed to meet the advertising needs of local and national businesses and the informational needs of local consumers. The diversity of advertising options available enables us to create customized marketing programs that are responsive to specific client needs and financial resources. The yellow pages and white pages print directories are also efficient sources of information for consumers, featuring a comprehensive list of businesses in the local market that are conveniently organized under thousands of directory headings.

Yellow Pages

We offer businesses a basic listing at no charge in the relevant edition of our yellow pages directories. This listing includes the name, address and telephone number of the business and is included in alphabetical order in the relevant industry classification.

A range of paid advertising options is available in our yellow pages directories, as set forth below:

Listing options — Clients may enhance their complimentary listing in several ways. They may pay to have a listing highlighted or set in a bolder typeface, both of which increase the visibility of the listing. Clients may also purchase extra lines of text to convey information, such as hours of operation, a more detailed description of their business, or a website address.

In-column advertising options — For greater prominence on a page, a client may expand a basic alphabetical listing by purchasing advertising space in the column in which the listing appears. The cost of in-column advertising depends on the size and type of the advertisement purchased. In-column advertisements may include such features as bolding, special fonts, color, trademarks and graphics.

Display advertising options — A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. The cost of display advertisements depends on the size and type of the advertisement purchased and the market. Display advertisements are placed usually at the front of a classification (ahead of listings), and are ordered first by size and then by client seniority. This process of ordering provides a strong incentive for clients to renew their advertising purchases from year to year and to increase the size of their advertisements to ensure that their advertisements continue to receive priority placement. Display advertisements range in size from a quarter column to as large as two pages, referred to as a “double truck” advertisement. Display advertisers are offered various levels of color including spot-four color, enhanced color, process photo and high-impact.

White Pages

State public utilities commissions require the telephone local exchange carrier (“LECs”) affiliated with us, Qwest, CenturyLink and AT&T, to produce white pages directories to serve their local service areas. Through the publishing agreements held by us separately with Qwest, CenturyLink and AT&T, the LECs have contracted with us to publish these directories for decades to come. Our publishing agreements with Qwest and CenturyLink each run through 2052 and our publishing agreement with AT&T runs through 2054. By virtue of these agreements, we provide a white pages listing to every residence and business in a given area that sets forth the name, address and phone number of each residence or business unless they have requested not to be listed.

Advertising options in white pages include bolding and highlighting for added visibility, extra lines for the inclusion of supplemental information and in-column and display advertisements. In certain cases, the relevant LEC can sell various forms of enhanced white pages listings into our directories.

Specialty/Awareness Products

In addition to these primary products, we offer “awareness products” that allow businesses to advertise in a variety of high-visibility locations on or inside a directory. Each directory has a limited inventory of awareness products, which provide additional value to clients and are priced at a premium to in-column and display advertisements. Awareness products include placement of our clients’ advertisements on the inside and outside of the front and back cover, on tabs within the directory, on the edges of the directory, on delivery bags and on card stock inserted in the directory and in delivery bags.

Online Products and Services

DexKnows.com

Our listing and clients’ content is also placed on the DexKnows.com platform through basic text listings and searchable business profiles and through Internet products including DexKnows Enhanced Packs and DexKnows Starter Packs. In many cases, print clients’ content is largely replicated to DexKnows.com, which provides consumers a content rich online search experience.

We purchase information from other national databases to enhance in-region listings and supply out-of-region listings (although these out-of-region listings are not as comprehensive as our in-region information). DexKnows.com includes approximately 13.1 million business listings and more than 175 million residential listings from across the United States.

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

In February 2009, we launched a new DexKnows.com site and content management platform, which delivers clients’ messages to consumers through highly relevant local search results. The site is built on a contemporary architecture using Business.com technology that balances focus on consumer usability and client utility. In addition, a newly developed content management tool empowers clients to directly manage their DexKnows.com advertising content. The new DexKnows site includes new features such as search results for metro, city and neighborhood, unique treatment for service-based businesses, a digital profile with ability to upload videos and a street view interactive map feature.

We have content agreements and distribution agreements with various search engines, portals and local community destination websites. These agreements provide us with access to important channels to enhance our distribution network on behalf of our clients. This enhanced distribution typically leads to increased usage among consumers and greater value and return on investment for our clients.

One such distribution agreement is with Yahoo!. Qwest region clients benefit from inclusion within the following Yahoo! Local and Yahoo! Yellow Pages advertising products:

•	Yahoo! Local Featured Listings — sponsored listings with guaranteed placement on the first or second results pages for broader exposure in a specific geography or category.

•	Yahoo! Local Enhanced Listings — sponsored listings that offer the ability to add a detailed description of their business, photos, a tagline and coupons to create greater online visibility for businesses and enhance their appearance within organic results.

•	Yahoo! Maps Business Listings — sponsored listings within the context of a map-based view. The term of this product offering ends on March 31, 2010.

•	Yahoo! Yellow Pages — DexKnows.com clients are given a presence in the search results for Yahoo! Yellow Pages search. The term of this product offering ends on March 31, 2010.

We have a YellowPages.com (“YPC”) Reseller Agreement, which allows us to be the exclusive provider of YPC Internet yellow pages advertising in our Illinois and Northwest Indiana markets.

•	Basic Listings — We have the rights to distribute an unlimited number of clients to the YPC Internet yellow pages website.

•	Premium Listings — We have the rights to sell enhanced YPC advertising products, for example, guaranteed placement and/or inclusion on the YPC Internet yellow pages website, to our Illinois and Northwest Indiana clients.

DexNet

DexNet drives leads to our clients through placement of their business listings in prime locations on DexKnows.com and distributes it to other major search engines. Products and services offered by DexNet provide new, innovative solutions to enhance our local directional marketing capabilities.

DexNet provides a comprehensive approach to serving the Internet marketing needs of local businesses through four major product and service elements:

•	Client Profile — constructs a simple but content rich presence on the web for the client and is designed to maximize the opportunity to appear on major search engines.

•	Distribution — provides the client’s information and business information to multiple local search platforms including YellowPages.com, Google Maps, Local.com, and Business.com Local.

•	Paid Search — develops, deploys and manages effective search marketing campaigns across major search platforms, such as Google and Yahoo!, on behalf of the client.

•	Reporting — provides transparent, real-time results, such as phone calls, e-mails, listing views, website visits, driving directions, and the total number of times the profile is sent to mobile. Reporting is accessible 24 hours a day, 7 days a week and combines results received from DexKnows.com and leading local search sites.

Business.com

Dex One’s business-to-business platforms enable our clients to find what they need to manage and grow their businesses and reach ready-to-buy consumers across the Internet. Our Business.com website provides how-to guides covering business challenges, the ability to ask for and receive business advice through our online question and answer forum, Business.com Answers, and the ability to find the right products, services and vendors through our Business-to-Business (“B2B”) online directory. Our Work.com website primarily operates as an online publishing platform, enabling experts to create useful how-to guides on a wide range of business topics, the best of which will be made available by Business.com.

By aggregating content, Business.com provides B2B advertisers an opportunity to connect with active business buyers through multiple advertising products including pay-per-click (“PPC”) featured listings, cost per thousand banner advertising and annual directory inclusion listings. For B2B advertisers seeking targeted distribution beyond the visitors to the Business.com website, the Business.com Advertising Network makes the PPC listings for Business.com advertisers available across other websites.

Business.com has developed a fully integrated technology platform that includes the Company’s performance based advertising (“PBA”) platform. The PBA platform allows PPC advertisers to provision advertisements and bid for priority placement within Business.com search results. Other key components of the Business.com technology platform include content publishing systems, business product/service taxonomy, relevancy scoring and yield optimization systems, vertical search technology, content and advertising syndication systems, traffic quality measurement systems, Internet marketing engines and data analytics. Business.com has achieved click measurement accreditation from the Media Ratings Council, which certifies adherence to the Interactive Advertising Bureau’s Click Measurement Guidelines.

Business Cycle Overview

Our sales, marketing, operations and production teams work together to foster the efficiency and effectiveness of our end-to-end process from advertising purchase to product distribution or service fulfillment and billing. We work with vendor partners to print and distribute our proprietary print and online products, including DexKnows.com and Dex published yellow pages print directories, while facilitating the fulfillment of DexNet purchases on the sites of our online distribution partners.

Our print directories usually have a 12-month directory cycle period. A publication process generally takes 15 to 20 months from the beginning of the sales cycle to the end of a directory’s life and the sales stage closes approximately 70 days prior to publication. Consistent with our print directories, our online products and services usually have a 12-month billing cycle, although our DexKnows.com platform provides an opportunity for clients to update aspects of their advertising content online at any time before the next sales cycle.

Sales

Our local marketing consultant team is comprised of approximately 1,400 members.

We assign our clients among premise local marketing consultants and telephone local marketing consultants based on a careful assessment of a client’s expected advertising expenditures. This practice allows us to deploy our local marketing consultants in an effective manner. Our local marketing consultants are assigned to local service areas. Management believes that our local marketing consultants facilitate the establishment of personal, long-term relationships with local print and online clients that are necessary to maintain a high rate of client renewal.

Our local sales channel is divided into three sales sub-channels: premise sales, telephone sales and locally centralized sales.

Premise local marketing consultants — conduct sales meetings face to face at clients’ business locations and typically handle higher dollar and more complex accounts.

Telephone local marketing consultants — handle lower dollar value accounts and conduct sales over the phone.

Locally centralized sales — includes multiple types of sales efforts, including centralized local marketing consultants, prospector local marketing consultants and a letter renewal effort. These sales mechanisms are used to contact non-advertisers or very low dollar value clients that in many cases have renewed their account for the same product for several years. Some of these centralized efforts are also focused on initiatives to recover former clients.

Management believes that formal training is important to maintaining a highly productive sales force. Our local marketing consultants are formally trained on relationship selling skills. This process is a highly client-centric consultative selling model that emphasizes diagnosis of needs before developing customized solutions. We believe this process increases effectiveness for retaining and growing existing clients along with the ability to acquire new clients and successfully sell multiple products. New marketing consultants receive extensive initial training including relationship selling skills, product portfolio, client care and administration, standards and ethics. All sales managers have been trained also on new active management processes to provide daily management and coaching to the local marketing consultants on relationship selling skills, maximizing productivity, and managing leading indicators of the business. This relationship sales process, combined with the daily management activities, provides clients a level of high-quality service centered on their individual needs.

National Sales

In addition to our locally based marketing consultants, we utilize a separate sales channel to serve our national clients. In 2009, national clients accounted for about 15% of our revenue. National clients are typically national or large regional chains such as rental car companies, insurance companies and pizza businesses that purchase advertisements in many yellow pages directories in multiple geographic regions. In order to sell to national clients, we contract with third party Certified Marketing Representatives (“CMR”). CMRs design and create advertisements for national companies and place those advertisements in relevant yellow pages directories nationwide and in online products and services. Some CMRs are departments of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national client pays the CMR, which then pays us after deducting its commission.

We accept orders from approximately 165 CMRs and employ 28 associates to manage our selling efforts to national clients and our CMR relationships.

Marketing

Our marketing team works to enhance the quality, value and usability of our products for both consumers and clients. We continue to develop and produce products that are easy and effective for consumers to use, with advertising products that consistently produce a strong return on investment for our clients. Our marketing team supports all of our advertising platforms in an integrated fashion.

Our marketing process includes the functions of market management, product development and management, market research and analysis, pricing, advertising and public relations. The market management function is decentralized and coordinates with local sales management to develop market plans and products that address the needs of individual local markets. The other marketing functions are centralized and provide support to all markets as needed. Dex One actively promotes its value through advertising campaigns that are targeted to both clients and consumers. Our advertising is managed by specific market and includes television, radio, internet, newspaper and outdoor advertising placements.

Publishing and Information Services

Pre-press publishing activities include sales canvass and assignment preparation, sales order processing, graphics and ad composition, contract processing, white and yellow pages processing, database management and pagination. We provide comprehensive tools and information to effectively conduct sales and marketing planning, sales management, sales compensation and client service activities. Once an individual sales campaign is complete and final advertisements have been produced, white and yellow pages are paginated, proofed and prepared for printing. Most of these functions are accomplished through an integrated Amdocs® (“Amdocs”) publishing system, which is considered to be the standard in our industry.

Printing and Distribution

Our directories are printed through our long-standing relationship with printing vendor R.R. Donnelley & Sons Company (“R.R. Donnelley”), as well as with World Color (USA) Corp. (“Worldcolor”) (formerly Quebecor, Inc.). In general, R.R. Donnelley prints all AT&T and CenturyLink directories and larger, higher-circulation Qwest directories, whereas Worldcolor prints Qwest directories that are smaller and have a more limited circulation. Our agreements with R.R. Donnelley and Worldcolor for the printing of all of our directories extend through 2014 and 2015, respectively.

The physical delivery of directories is facilitated through several outsourcing relationships. Delivery methods utilized to distribute directories to consumers are selected based on factors such as cost, quality, geography and market need. Primary delivery methods include U.S. Postal Service and hand delivery. We have contracts with two companies for the distribution of our directories. These contracts are scheduled to expire at various times from May 2010 through May 2012. Occasionally, we use United Parcel Service or other types of expedited delivery methods. Frequently, a combination of these methods is required to meet the needs of the marketplace.

Printing, paper and distribution costs represented approximately 10% of our net revenue for the year ended December 31, 2009.

Online Production and Distribution

Online products are provisioned on our proprietary Internet directory sites, DexKnows.com, Business.com and Work.com, as well as distributed to third party Internet search engines and directories such as Google, Yahoo!, YellowPages.com and our B2B pay-per-click advertising network comprised of over one hundred business website partners. Delivery to end users is determined based on factors such as demographics, cost, quality, geography and marketing intent.

The provisioning of online directories and search engine marketing products is facilitated through a combination of internal technology as well as several outsourcing relationships. In 2009, the production of our consumer-oriented Internet advertising site, DexKnows.com, was facilitated through various technology outsourcing relationships while our business-to-business sites, Business.com and Work.com, and the fulfillment of search engine marketing products, utilize our proprietary technology. In early 2009, the Company completed the migration of all of its principal consumer Internet directories onto internally-developed technology platforms and substantially all outsourcing contracts were terminated.

Credit, Collections and Bad Debt Expense

Since most of our products and services have 12-month cycles and most advertising clients are billed over the course of that 12-month period, we extend credit to our clients. Many of these clients are local businesses with default rates that usually exceed those of larger companies. Our policies toward the extension of credit and collection activities are market specific and designed to manage the expected level of bad debt while accommodating reasonable sales growth.

Local advertising clients spending above identified levels as determined appropriate by management for a particular market may be subject to a credit review that includes, among other criteria, evaluation of credit or payment history with us, third party credit scoring, credit checks with other vendors along with consideration of credit risks associated with particular headings. Where appropriate, advance payments (in whole or in part) and/or personal guarantees from business owners may be required. Beyond efforts to assess credit risk prior to extending credit to advertising clients, we employ well-developed collection strategies utilizing an integrated system of internal, external and automated means to engage clients concerning payment obligations. The Company may choose to renew contracts with clients who have accounts receivable balances with us in arrears if the client agrees to prepay in full for new advertising.

Fees for national clients are generally billed upon publication of each issue of the directory in which the advertising is placed by CMRs. Because we do not usually enter into contracts with national clients directly, we are subject to the credit risk of CMRs on sales to those clients, to the extent we do not receive fees in advance. We historically have had favorable credit experience with CMRs.

During 2009, we continued to experience adverse bad debt trends attributable to economic challenges in our markets. Our bad debt expense represented approximately 7% of our net revenue for the year ended December 31, 2009, as compared to approximately 5% for the year ended December 31, 2008. We expect that these economic challenges will continue in our markets, and, as such, our bad debt experience and operating results will continue to be adversely impacted in the foreseeable future.

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

In nearly all of our markets, we compete with one or more traditional print yellow pages directory publishers, including independent publishers such as Yellowbook, White Directory Publishing, Inc. and Phone Directories Company. In some markets, we compete with other incumbent publishers such as SuperMedia (formerly Idearc) and AT&T. We compete with these publishers based on cost, quality, features, usage leadership and distribution.

Most of the major yellow pages directory publishers offer print and online directories as well as online search products. Virtually all independent publishers, including Yellowbook, a competitor in the majority of our markets, compete aggressively and use pricing and discounting as a primary competitive tool to try to increase their market share. Due to the recent economic environment and trends in our industry and an increase in competition and more fragmentation in the local business search space, we have experienced a significant decline in advertising sales during 2009 and we currently expect this trend to continue throughout 2010. We believe these same trends are also impacting our competitors.

Online competition has intensified as technologies have improved and broadband penetration has increased, offering a diverse set of advertising alternatives for small businesses. We consider our primary online competition to be the major search engines, such as Google, Yahoo!, BING and others, in addition to the online directory properties of the largest yellow pages directory publishers, such as Superpages.com, provided by SuperMedia, and YellowPages.com, provided by AT&T. Additionally, we compete with a growing number of local shopping-related competitors including industry specific online verticals, such as FindLaw.com and ServiceMagic.com, user-generated content sites such as Yelp and Kudzu, and search engine intermediaries such as ReachLocal and Yodle. We also compete with a number of well known online map websites such as MapQuest® Rand McNally® Google Maps. Most of these companies operate on a national scale, competing for consumer and business users across our entire region and actively soliciting clients in many of our markets. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising sales or acquisitions in the future. Our Internet strategy and our business may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively reach small local businesses for local commercial search services.

Our Dex Advantage, as well as our enhanced distribution arrangements, have involved, and will likely continue to involve, cooperating with other local media companies with whom we also compete, particularly with respect to online local search. As a result, particularly as usage continues to migrate from print to online, we bear some risk that such cooperation arrangements may presently, or come to constitute, a significant component of the aggregate distribution of the advertising message that we offer to certain of our clients. Some of these local media companies with whom we cooperate and compete have greater financial resources than we do. Should our relationships with such companies be discontinued for any reason, it may be detrimental to our clients and thereby may result in lower rates of renewal of our contractual relationships with our clients. Our reliance on these cooperation arrangements may also provide an unintended competitive advantage to some of our competitors by (a) promoting the products and services of those competitors and (b) establishing, building and reinforcing an indirect relationship between our clients and those competitors, which could facilitate those competitors entering into direct relationships with our clients without our involvement. Material loss of clients would have a material adverse effect on our business, financial condition and results of operations.

Raw Materials

Our principal raw material is paper and we use only recycled material. It is one of our largest cost items, representing approximately 4% of our net revenue for the year ended December 31, 2009. Paper used is supplied by three paper companies: CellMark Paper, Inc. (“CellMark”), Nippon Paper Industries USA, Co., Ltd. (“Nippon”) and Catalyst Paper (USA) Inc. (“Catalyst”). Our agreements with CellMark, Nippon and Catalyst expired on December 31, 2009. We have entered into new three year agreements with CellMark and Nippon that commenced in January 2010. The paper formerly supplied by Catalyst will now be supplied by CellMark and Nippon. Furthermore, we purchase paper used for the covers of our directories from Tembec Paper Group (“Tembec”). Our agreement with Tembec expired on December 31, 2009 and was not re-negotiated. The paper formerly supplied by Tembec will now be supplied by Unisource Worldwide, Inc. (“Unisource”) with whom we have a three year agreement that expires on December 31, 2012. Paper for tabs is also purchased from Unisource. This agreement with Unisource expires in July 2010.

Intellectual Property

We own and control confidential information as well as a number of trade secrets, trademarks, service marks, trade names, copyrights, patents and other intellectual property rights that, in the aggregate, are of material importance to our business. We believe that “Dex One®,” “R.H. Donnelley®,” “Dex®,” “Qwest®,” “CenturyLink®,” “AT&T Real Yellow Pages®,” “Business.com®,” “Work.comtm,” “DexKnows.com®.” “DexKnows®” and “DexNettm” and related names, marks and logos are, in the aggregate, material to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us.

We recently filed a U.S. Utility Patent Application for: A System and Method for Data Warehousing and Analytics on a Distributed File System. This technology enables users to query and analyze large-scale log files, critical to understanding and improving site experience, without the cost and complexity of maintaining large relational database management system clusters. This technology, offered under the name Cloudbasetm, was released as a free open-source application on October 24, 2008. We recently launched DexNet, a new distribution platform that delivers the local web to local businesses in a predictable and budgeted manner. In connection with this, we recently filed a U.S. Patent Application directed to providing business owners with predictable client lead volume and price transparency of the effective cost-per-lead and managing the consistent delivery of leads throughout the duration of an advertising campaign.

We are the exclusive official directory publisher of listings and classified advertisements for Qwest (and its successors) telephone customers in the states Dex Media East and Dex Media West operate our directory business (“Qwest States”) and in which Qwest provided local telephone service as of November 8, 2002 (subject to limited extensions). We also have the exclusive right to use certain Qwest branding on directories in these markets. In addition, Qwest assigned and/or licensed to us certain intellectual property used in the Qwest directory business prior to November 8, 2002. These rights generally expire in 2052.

We have an exclusive license to produce, publish and distribute directories for CenturyLink (and its successors) in the markets where Sprint provided local telephone service as of September 21, 2002 (subject to limited extensions), as well as the exclusive license to use CenturyLink’s name and logo on directories in those markets. These rights generally expire in 2052.

We have an exclusive license to provide yellow pages directory services for AT&T (and its successors) and to produce, publish and distribute white pages directories on behalf of AT&T in Illinois and Northwest Indiana, as well as the exclusive right to use the AT&T brand and logo on print directories in those markets. These rights generally expire in 2054.

The acquisition of Business.com provided us with a business-to-business online property supplemented with the Work.com expert- and user-generated content site. In connection with our re-launch of DexKnows.com during 2009, we have integrated certain elements of Business.com’s technology with DexKnows.com to:

•	improve the consumer experience on DexKnows.com;

•	implement PBA on DexKnows.com; and

•	implement an advertising network for DexKnows.com.

We believe that leveraging Business.com’s existing technology platform has allowed us to accelerate our time to market for these three areas by 12 to 15 months.

Under license agreements for subscriber listings and directory delivery lists, each of Qwest, CenturyLink and AT&T have granted to us a non-exclusive, non-transferable restricted license of listing and delivery information for persons and businesses that order and/or receive local exchange telephone services in the relevant service areas at the prices set forth in the respective agreements. Generally, we may use the listing information solely for publishing directories (in any format) and the delivery information solely for delivering directories, although in the case of Qwest, we may also resell the information to third parties solely for direct marketing activities, database marketing, telemarketing, market analysis purposes and internal marketing purposes, and use it ourselves in direct marketing activities undertaken on behalf of third parties. The term of these license agreements is generally consistent with the term of the respective publishing agreements described above.

Although we do not consider any individual trademark or other intellectual property to be material to our operations, we believe that, taken as a whole, the licenses, marks and other intellectual property rights that we acquired in conjunction with prior acquisitions are material to our business. We consider our trademarks, service marks, databases, software and other intellectual property to be proprietary, and we rely on a combination of copyright, trademark, trade secret, non-disclosure and contract safeguards for protection. We also benefit from the use of the phrase “yellow pages” and the walking fingers logo, both of which we believe to be in the public domain in the United States.

Employees

As of March 1, 2010, Dex One has approximately 3,500 employees of which approximately 1,100 are represented by labor unions covered by two collective bargaining agreements with Dex Media in the Qwest States. The unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”), which represents approximately 400 of the unionized workforce, or the Communication Workers of America (“CWA”), which represents approximately 700 of the unionized workforce. Dex Media’s collective bargaining agreement with the IBEW expires in May 2012 and Dex Media’s collective bargaining agreement with the CWA expires in September 2012. Dex One considers our relationships with our employees and both unions to be good.

ITEM 1A.	RISK FACTORS

Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K regarding Dex One’s future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans and prospects, based on information currently available to us and are subject to significant risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. In evaluating forward-looking statements included in this annual report, you should specifically consider various factors, including the risks and uncertainties discussed below. These factors may cause our actual results to differ materially from those expressed in, or implied by, our forward-looking statements. All forward-looking statements attributable to us or a person speaking on our behalf are expressly qualified in their entirety by this cautionary statement. These forward-looking statements are made as of the date of this annual report and, except as required under the federal securities laws and the rules and regulations of the SEC, we assume no obligation to update or revise them or to provide reasons why actual results may differ.

Risks, trends, uncertainties and contingencies that could negatively impact our future operating results, performance, business plans or prospects include:

Risks Related to Our Financial Condition and Capital Structure

1) Our ability to meet substantial debt service obligations

We have a substantial amount of debt and significant debt service obligations due in large part to the financings related to prior acquisitions. As of December 31, 2009, we had total outstanding debt of $9.6 billion, of which $6.1 billion pertains to our notes in default and is identified as liabilities subject to compromise and $3.5 billion pertains to our existing credit facilities and is excluded from liabilities subject to compromise on the consolidated balance sheet at December 31, 2009. As of the Effective Date, aggregate outstanding debt was $3.4 billion, comprised of $3.1 billion outstanding under our amended and restated credit facilities and $300.0 million aggregate principal amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”).

On the Effective Date, R.H. Donnelley Inc. (“RHDI”) amended and restated its existing credit facility (the “RHDI credit facility”) by entering into an amended and restated credit agreement (the “RHDI Amended and Restated Credit Agreement”) with the lenders parties to the RHDI credit facility and Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, and related loan and security documentation (together with the RHDI Amended and Restated Credit Agreement, the “RHDI Amended and Restated Credit Facility”). The RHDI Amended and Restated Credit Facility converted all Tranche D-1 Term Loans, all Tranche D-2 Term Loans, all Revolving Loans and the net termination payments outstanding under swap agreements entered into by RHDI and certain lenders (or their affiliates) under the RHDI credit facility into a new tranche of term loans and provides for an initial prepayment of such loans. As of the Effective Date, the aggregate outstanding principal balance of the term loans under the RHDI Amended and Restated Credit Facility totaled $1,224.9 million. The maturity date of the RHDI Amended and Restated Credit Facility is October 24, 2014.

The RHDI Amended and Restated Credit Agreement includes an uncommitted revolving credit facility available for borrowings up to $40.0 million. The availability of such uncommitted revolving credit facility is subject to certain conditions including the prepayment of the term loans under the RHDI Amended and Restated Credit Facility in an amount equal to such revolving credit facility.

On the Effective Date, Dex Media East LLC (“Dex Media East”) amended and restated its existing credit facility (the “Dex Media East credit facility”) by entering into an amended and restated credit agreement (the “Dex Media East Amended and Restated Credit Agreement”) with the lenders parties to the Dex Media East credit facility and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and related loan and security documentation (together with the Dex Media East Amended and Restated Credit Agreement, the “Dex Media East Amended and Restated Credit Facility”). Pursuant to the Plan, on February 1, 2010, Dex Media East merged with and into Dex Media East, Inc. (“DME Inc.”), and DME Inc. became the borrower under the Dex Media East Amended and Restated Credit Agreement. The Dex Media East Amended and Restated Credit Facility converts all Tranche A Term Loans, all Tranche B Term Loans, all Revolving Loans and the net termination payments outstanding under swap agreements entered into by Dex Media East and certain lenders (or their affiliates) under the Dex Media East credit facility into a new tranche of term loans and provides for an initial prepayment of such loans. As of the Effective Date, the aggregate outstanding principal balance of the term loans under the Dex Media East Amended and Restated Credit Facility totaled $956.2 million. The maturity date of the Dex Media East Amended and Restated Credit Agreement is October 24, 2014.

The Dex Media East Amended and Restated Credit Agreement includes an uncommitted revolving credit facility available for borrowings up to $40.0 million. The availability of such uncommitted revolving credit facility is subject to certain conditions including the prepayment of the term loans under the Dex Media East Amended and Restated Credit Facility in an amount equal to such revolving credit facility.

On the Effective Date, Dex Media West LLC (“Dex Media West”) amended and restated its existing credit facility (the “Dex Media West credit facility”) by entering into an amended and restated credit agreement (the “Dex Media West Amended and Restated Credit Agreement”) with the lenders parties to the Dex Media West credit facility and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and related loan and security documentation (together with the Dex Media West Amended and Restated Credit Agreement, the “Dex Media West Amended and Restated Credit Facility”). Pursuant to the Plan, on February 1, 2010, Dex Media West merged with and into Dex Media West, Inc. (“DMW Inc.”), and DMW Inc. became the borrower under the Dex Media West Amended and Restated Credit Agreement. The Dex Media West Amended and Restated Credit Facility converts all Tranche A Term Loans, all Tranche B Term Loans, all Revolving Loans and the net termination payments outstanding under swap agreements entered into by Dex Media West and certain lenders (or their affiliates) under the Dex Media West credit facility into a new tranche of term loans and provides for an initial prepayment of such loans. As of the Effective Date, the aggregate outstanding principal balance of the term loans under the Dex Media West Amended and Restated Credit Facility totaled $903.7 million. The maturity date of the Dex Media West Amended and Restated Credit Agreement is October 24, 2014.

The Dex Media West Amended and Restated Credit Agreement includes an uncommitted revolving credit facility available for borrowings up to $40.0 million. The availability of such uncommitted revolving credit facility is subject to certain conditions including the prepayment of the term loans under the Dex Media West Amended and Restated Credit Facility in an amount equal to such revolving credit facility.

On the Effective Date, we issued the $300.0 million Dex One Senior Subordinated Notes. Interest on the Dex One Senior Subordinated Notes is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects paid-in-kind (“PIK”) interest payments. The Company may elect, prior to the start of each interest payment period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as incremental or additional senior secured notes. The interest rate on the Dex One Senior Subordinated Notes may be subject to adjustment in the event the Company incurs certain specified debt with a higher effective yield to maturity than the yield to maturity of the Dex One Senior Subordinated Notes. The Dex One Senior Subordinated Notes are unsecured obligations of the Company, effectively subordinated in right of payment to all of the Company’s existing and future secured debt, including Dex One’s guarantee of borrowings under each of the amended and restated credit facilities and are structurally subordinated to any existing or future liabilities (including trade payables) of our direct and indirect subsidiaries.

As a result of our significant amount of debt and debt service obligations, we face increased risks regarding, among other things, the following:

•	our ability to obtain additional financing on satisfactory terms or at all to fund working capital requirements, capital expenditures, acquisitions, investments, debt service requirements, stock and debt repurchases, dividends and other general corporate requirements is limited;

•	our ability to borrow additional funds or refinance existing indebtedness may be limited;

•	we are more vulnerable to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that may be less leveraged;

•	we face increased exposure to rising interest rates as a portion of our debt is at variable interest rates;

•	we have reduced availability of cash flow to fund working capital requirements, capital expenditures, acquisitions or other strategic initiatives, investments and other general corporate requirements because a substantial portion of our cash flow is needed to service our debt obligations;

•	we have limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	the agreements governing our debt substantially limit our ability to access the cash flow and value of our subsidiaries and, therefore, to make payments on our notes; and

•	we could be subject to increased market and industry speculation as to our financial condition and the effect of our debt level and debt service obligations on our operations, which speculation could be disruptive to our relationships with clients, suppliers, employees, creditors and other third parties.

Based on current financial projections, we expect to be able to generate cash flows from operations in amounts sufficient to fund our operations, satisfy our interest and principal payment obligations on our secured indebtedness and pay administrative expenses. We can make no assurances that our business will generate sufficient cash flows from operations to enable us to fund our operations, satisfy our interest and principal payment obligations on our secured indebtedness or for other purposes.

2) Restrictive covenants under our debt agreements

The agreements governing our subsidiaries’ credit facilities contain usual and customary representations and warranties as well as affirmative and negative covenants. These covenants could adversely affect us by limiting our ability to obtain funds from our subsidiaries, to plan for or react to market conditions or to otherwise meet our capital needs. These covenants, subject to exceptions, limit or restrict RHDI’s, DME Inc.’s, DMW Inc.’s and their respective subsidiaries:

•	incurrence of liens;

•	investments (including acquisitions);

•	sales of assets;

•	indebtedness;

•	payment of dividends;

•	distributions and payments of certain indebtedness;

•	sale and leaseback transactions;

•	swap transactions;

•	affiliate transactions;

•	capital expenditures and mergers;

•	liquidations; and

•	consolidations.

The credit agreements and related documents also contain certain covenants that, subject to exceptions, limit or restrict the Company’s incurrence of liens, indebtedness, ownership of assets, sales of assets, payment of dividends or distributions or modifications of the Company’s $300.0 million aggregate principal amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”). RHDI, DME Inc. and DMW Inc. are required to maintain compliance with a consolidated leverage ratio covenant. RHDI and DMW Inc. are also required to maintain compliance with consolidated interest coverage ratio covenant. DMW Inc. is also required to maintain compliance with a consolidated senior secured leverage ratio covenant.

Pursuant to the Plan, on the Effective Date, RHD and The Bank of New York Mellon entered into an Indenture (the “Indenture”) in connection with the issuance of the Dex One Senior Subordinated Notes to the holders of (i) Dex Media West LLC’s 8.5% Senior Notes due 2010 and (ii) Dex Media West LLC’s 5.875% Senior Notes, due 2011. The Indenture contains certain covenants that, subject to certain exceptions, among other things, limit or restrict the Company’s (and, in certain cases, the Company’s restricted subsidiaries’) incurrence of indebtedness, making of certain restricted payments, incurrence of liens, entry into transactions with affiliates, conduct of its business and its merger, consolidation or sale of all or substantially all of its property.

Our ability to maintain compliance with these financial covenants during 2010 is dependent on various factors, certain of which are outside of our control. Such factors include our ability to generate sufficient revenues and cash flows from operations, our ability to achieve reductions in our outstanding indebtedness, changes in interest rates and the impact on earnings, investments and liabilities.

The filing of the Chapter 11 petitions constituted an event of default under the indentures governing the Company’s senior notes, senior discount notes and senior subordinated notes (collectively the “notes in default”) and the debt obligations under those instruments became automatically and immediately due and payable, although any actions to enforce such payment obligations were automatically stayed under the applicable bankruptcy law. Based on the bankruptcy petitions, the notes in default are included in liabilities subject to compromise on the consolidated balance sheet at December 31, 2009.

The filing of the Chapter 11 petitions also constituted an event of default under the Company’s credit facilities. However, based upon the Plan, these secured lenders received 100% principal recovery and scheduled amortization and interest subsequent to the filing of the Chapter 11 petitions. In addition, substantially all of RHDI’s and its subsidiaries’ assets, including the capital stock of RHDI and its subsidiaries, are pledged to secure the obligations under the RHDI credit facility and substantially all of the assets of Dex Media East and Dex Media West and their respective subsidiaries, including their equity interests, are pledged to secure the obligations under their respective credit facilities. Lastly, the Company is a guarantor of the obligations of RHDI under the RHDI credit facility. The Company has determined that the fair value of the collateral securing these credit facilities exceeds the book value of such credit facilities, including accrued interest and interest rate swap liabilities associated with the credit facilities, and therefore, the credit facilities are excluded from liabilities subject to compromise on the consolidated balance sheet at December 31, 2009.

3) Variable rate indebtedness subjects us to interest rate risk

At December 31, 2009, $3.6 billion, or approximately 37%, of our outstanding indebtedness bore interest at variable rates. An increase in interest rates could cause our debt service obligations to increase significantly. The Company had entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt.

The RHDI Amended and Restated Credit Agreement, Dex Media West Amended and Restated Credit Agreement and Dex Media East Amended and Restated Credit Agreement provide that the loans under the respective credit facilities, at the option of the borrower and depending on the type of borrowing selected and the borrower’s consolidated leverage ratio, at variable rates based on the prime rate, the federal funds effective rate or LIBOR, as applicable. See Note 5, “Long-Term Debt, Credit Facilities and Notes” to the consolidated financial statements for a more detailed discussion of the interest rates applicable to borrowings under the RHDI Amended and Restated Credit Agreement, Dex Media West Amended and Restated Credit Agreement and Dex Media East Amended and Restated Credit Agreement.

Although we may enter into additional interest rate swaps involving the exchange of floating rate for fixed rate interest payments in order to reduce interest rate volatility, we cannot provide assurances that we will be able to do so, that such swaps will be effective or that interest expense will not include non-cash charges related to ineffectiveness.

4) Ongoing global credit and liquidity crisis and general economic factors.

As a result of the ongoing credit and liquidity crisis in the United States and throughout the global financial system, substantial volatility in world capital markets and the banking industry has occurred. This volatility and other events have had a significant negative impact on financial markets, as well as the overall economy. From an operational perspective, we have continued to experience lower advertising sales primarily as a result of declines in new and recurring business, including both renewal and incremental sales to existing clients, mainly driven by (1) declines in overall advertising spending by businesses, (2) the significant impact of the weaker economy on smaller businesses in the markets in which we do business and (3) an increase in competition and more fragmentation in the local business search market. From a financing perspective, we rely on a number of financial institutions and the credit and financial markets to meet our financial commitments and short-term liquidity needs if internal funds are not available, and to execute transactions. Continuing instability or disruptions of these markets could prohibit or make it more difficult for us to access new capital, significantly increase the cost of capital or limit our ability to refinance existing indebtedness on satisfactory terms or at all.

A continuation or deepening of the national or regional economic recession could continue to have a material adverse effect on our business, operating results or financial condition. In addition, any residual economic effects of, and uncertainties regarding the following, could adversely affect our business:

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

In nearly all of our markets, we compete with one or more traditional print yellow pages directory publishers, including independent publishers such as Yellowbook, White Directory Publishing, Inc., and Phone Directories Company, and in some markets, we compete with other incumbent publishers such as SuperMedia (formerly Idearc) and AT&T. We compete with these publishers based on cost per reference, quality, features, usage leadership and distribution.

Most major yellow pages directory publishers offer print and online directories as well as online search products. Virtually all independent publishers, including Yellowbook, a competitor in the majority of our markets, compete aggressively and use pricing and discounting as a primary competitive tool to try to increase their market share. Our competitors’ approaches to pricing and discounting may affect our pricing strategies and our future revenues. Due to the recent economic environment and trends in our industry, we have experienced a significant decline in advertising sales during 2009 and we currently expect this trend to continue throughout 2010.

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

In addition, the market position of telephone utilities, including those with which we have relationships, may be adversely impacted by the Telecommunications Act of 1996, referred to as the Telecommunications Act, which effectively opened local telephone markets to increased competition. In addition, Federal Communication Commission rules regarding local number portability, advances in communications technology (such as wireless devices and voice over Internet protocol) and demographic factors (such as potential shifts in younger generations away from wire line telephone communications towards wireless or other communications technologies) may further erode the market position of telephone utilities, including Qwest, CenturyLink and AT&T. As a result, it is possible that Qwest, CenturyLink and AT&T, or their successors, will not remain the primary local telephone service provider in their local service areas. If Qwest, CenturyLink or AT&T, or their successors, were no longer the primary local telephone service provider in any particular local service area, our license to be the exclusive publisher in that market and to use the LEC brand name on our directories in that market may not be as valuable as we presently anticipate, and we may not be able to realize some of the existing benefits under our commercial arrangements with Qwest, CenturyLink or AT&T.

Online competition has intensified as technologies have improved and broadband penetration has increased, offering a diverse set of advertising alternatives for small businesses. We consider our primary online competition to be the major search engines, such as Google, Yahoo!, BING and others, in addition to the online directory properties of the largest yellow pages directory publishers, such as Superpages.com, provided by SuperMedia, and YellowPages.com, provided by AT&T. Additionally, we compete with a growing number of local shopping-related competitors including industry specific online verticals, such as FindLaw.com and ServiceMagic.com, user-generated content sites such as Yelp and Kudzu, and search engine intermediaries such as ReachLocal and Yodle. We also compete with a number of well known online map websites such as MapQuest® Rand McNally® Google Maps. Most of these companies operate on a national scale, competing for consumer and business users across our entire region and actively solicit clients in many of our markets. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising sales or acquisitions in the future. Our Internet strategy and our business may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively reach small local businesses for local commercial search services.

Our Dex Advantage, as well as our enhanced distribution arrangements, have involved, and will likely continue to involve, cooperating with other local media companies with whom we also compete, particularly with respect to online local search. As a result, particularly as usage continues to migrate from print to online, we bear some risk that such cooperation arrangements may presently or come to constitute a significant component of the aggregate distribution of their advertising message that we offer to certain of our clients. Some of these local media companies with whom we cooperate and compete have greater financial resources than we do. Should our relationships with such companies be discontinued for any reason, it may be detrimental to our clients and thereby may result in lower rates of renewal of our contractual relationships with our clients. Our reliance on these cooperation arrangements may also provide an unintended competitive advantage to some of our competitors by (a) promoting the products and services of those competitors and (b) establishing, building and reinforcing an indirect relationship between our clients and those competitors, which could facilitate those competitors entering into direct relationships with our clients without our involvement. Material loss of clients would have a material adverse effect on our business, financial condition and results of operations.

2) The termination or modification of one or more material Internet search engine, local search or portal agreements

Our ability to provide Internet marketing solutions to our clients is dependent upon relationships with major Internet search companies. Loss of key relationships or changes in the level of service provided by these search companies could impact performance of our Internet marketing solutions. Many of these Internet search companies are larger than we are and have greater financial resources than we have. We may not be able to compete effectively with these companies for advertising sales or acquisitions in the future. In addition, Internet marketing services are provided by many other competitors within the markets we serve and our clients could choose to work with other, sometimes larger providers of these services, or with search engines directly.

3) Usage of proprietary and partner search solutions.

Over the past several years, overall references to print yellow pages directories in the United States have continued to decline. We believe this decline has been influenced by increasing consumer usage of a variety of digital information services, including search engines, online directories, social networks, industry-specific websites, and mobile applications. We believe this decline was also a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We believe that over the next several years, references to print yellow pages directories will continue to decline as users increasingly turn to digital and interactive media delivery devices for local commercial search information. Recently, the usage of Internet-based directory products has increased rapidly. These trends have, in part, resulted in advertising sales declining in recent years, and we expect these trends to continue in 2010.

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

4) Recognition of impairment charges for our intangible assets or goodwill

At December 31, 2009, the net carrying value of our intangible assets totaled approximately $2.2 billion. We review the carrying value of our intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including the market price of our common stock or the fair market value of our debt, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets and other long-lived assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets or other long-lived assets.

As a result of filing the Chapter 11 petitions, the Company performed impairment tests of its definite-lived intangible assets and other long-lived assets during the year ended December 31, 2009. During the fourth quarter of 2009 and in conjunction with the filing of our amended Plan and amended Disclosure Statement, the Company finalized an extensive analysis associated with our emergence from Chapter 11. The Company utilized the following information and assumptions obtained from this analysis to complete its impairment evaluation:

•	Historical financial information, including revenue, profit margins, customer attrition data and price premiums enjoyed relative to competing independent publishers;

•	Long-term financial projections, including, but not limited to, revenue trends and profit margin trends; and

•	Intangible asset carrying values.

As a result of these impairment tests, the Company recognized an impairment charge of $7.3 billion during the fourth quarter of 2009 associated with directory services agreements, advertiser relationships, third party contracts and network platforms acquired in prior acquisitions. The fair values of these intangible assets were derived from a discounted cash flow analysis using a discount rate that is indicative of the risk that a market participant would be willing to accept. This analysis included a review of relevant financial metrics of peers within our industry.

The Company evaluates the remaining useful lives of its intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. In connection with our impairment testing during 2009, the Company also evaluated the remaining useful lives of its definite-lived intangible assets and other long-lived assets by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit the Company has over competing independent publishers in its markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. At December 31, 2009, the Company determined that due to the compression of our price premium benefit over competing independent publishers in our markets as well as a decline in market share during the year ended December 31, 2009, the remaining useful lives of the directory services agreements acquired in prior acquisitions will each be reduced from 33 years to weighted average remaining useful lives of 25 years for Dex Media East, 26 years for Dex Media West, 29 years for AT&T and 28 years for CenturyLink, effective

January 1, 2010. Based on an assessment of future estimated cash flows, increased attrition rates and the impact on our long-term financial projections, the remaining useful lives of third party contracts, advertiser relationships and network platforms acquired in a prior acquisition will be reduced to 1, 5 and 9 years, respectively, effective January 1, 2010. The reduction to the remaining useful lives was necessary in order to better reflect the period these intangible assets are expected to contribute to our future cash flow.

The Company anticipates a decrease in amortization expense during 2010 of $329.9 million resulting from the significantly reduced book values of our directory services agreements subsequent to the impairment charges during the fourth quarter of 2009, partially offset by increased amortization expense resulting from the reduction of the remaining useful lives associated with our directory services agreements.

As a result of the decline in the trading value of our debt and equity securities during 2008 and continuing negative industry and economic trends that directly affected our business, we performed impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets. We used estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition rates. Based upon the impairment test of our goodwill, we recognized goodwill impairment charges of $2.5 billion and $660.2 million during the three months ended March 31, 2008 and June 30, 2008, respectively, for total goodwill impairment charges of $3.1 billion during the year ended December 31, 2008. As a result of these impairment charges, we had no recorded goodwill at December 31, 2008. In addition, as a result of these tests, the Company recognized an impairment charge of $744.0 million during the fourth quarter of 2008 associated with the local and national customer relationships acquired in prior acquisitions. Lastly, in connection with the launch of the next version of DexKnows.com, the tradenames and technology acquired in a prior acquisition were discontinued, which resulted in an impairment charge of $2.2 million during the fourth quarter of 2008. Total impairment charges related to our intangible assets, excluding goodwill, were $746.2 million during the year ended December 31, 2008.

In connection with the impairment testing of our definite-lived intangible assets and other long-lived assets at December 31, 2008, we evaluated the remaining useful lives of our intangible assets by evaluating the relevant factors noted above. Based on this evaluation, the Company recognized a reduction in the remaining useful lives of all directory services agreements associated with prior acquisitions due to compression of our price premium benefit over competing independent publishers in our markets as well as a decline in market share during the year ended December 31, 2008. As a result, the remaining useful lives of our directory services agreements were reduced to 33 years effective January 1, 2009 in order to better reflect the period these intangible assets are expected to contribute to our future cash flow. The increase in amortization expense for the year ended December 31, 2009 is a direct result of reducing the remaining useful lives associated with our directory services agreements, partially offset by a reduction in amortization expense associated with a revision to the carrying values of our local and national customer relationships subsequent to impairment charges recorded during the fourth quarter of 2008.

During the year ended December 31, 2007, we recorded an intangible asset impairment charge of $20.0 million associated with the tradenames acquired in a prior acquisition. This impairment charge resulted from a change in our branding strategy to utilize a new Dex market brand for all of our print and online products across our entire footprint and discontinued use of the tradenames acquired in a prior acquisition.

These impairment charges had no impact on current or future operating cash flow, compliance with debt covenants or tax attributes. See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for additional information regarding our intangible assets and goodwill and the impairment charges recorded during the years ended December 31, 2009, 2008 and 2007, respectively.

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

5) Information technology modernization effort and related IT matters

We may incur additional capital expenditures in connection with the post implementation effort of modernizing our Amdocs process management infrastructure, which could be relatively higher than our historical levels of capital expenditures, and which represent funds that would otherwise have been available to repay debt or for other strategic or general corporate purposes.

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

6) Impact of bankruptcy proceedings against Qwest, CenturyLink or AT&T during the term of the respective commercial arrangements

Qwest is currently highly leveraged and has a significant amount of debt service obligations over the near term and thereafter. In addition, Qwest has faced and may continue to face significant liquidity issues as well as issues relating to its compliance with certain covenants contained in the agreements governing its indebtedness. Based on Qwest’s public filings and announcements, Qwest has taken measures to improve its near-term liquidity and covenant compliance. However, Qwest still has a substantial amount of indebtedness outstanding and substantial debt service requirements. Consequently, it may be unable to meet its debt service obligations without obtaining additional financing or improving operating cash flow. CenturyLink is a relatively new public company with a significant amount of debt that could suffer some of these same liquidity and debt service issues. In addition, AT&T could suffer similar financial issues as Qwest or CenturyLink during the term of our agreements with them.

Accordingly, we cannot assure you that any of our telecommunications partners will not ultimately seek protection under U.S. bankruptcy laws. In any such proceeding, our agreements with Qwest, CenturyLink and AT&T, and our respective rights and the respective ability to provide the services under those agreements, could be materially adversely impacted.

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

If one or more of these agreements were rejected, the applicable agreement might not be specifically enforceable, in which case we would have only an unsecured claim for damages against Qwest, CenturyLink or AT&T, as the case may be, for the breach of contract resulting from the rejection. If the applicable directory services license or publishing agreement were rejected, we would, among other things, no longer be entitled to be the exclusive official publisher of telephone directories in the affected markets. We could lose our right to use the applicable telephone company’s name and logo or the value to us of using their name and logo could decline. We could also lose our right to enforce the provisions of the applicable agreements under which we have the right to license trademarks of successor local exchange carriers in our local markets. If the applicable non-competition agreement were rejected and specific enforcement were not available, Qwest, CenturyLink or

AT&T, as the case may be, would, among other things, no longer be precluded from publishing print telephone directories or selling certain advertising in the affected markets. The loss of any rights under any of these arrangements with Qwest, CenturyLink or AT&T may have a material adverse effect on our financial condition or results of operations.

7) The inability to enforce any of our key agreements with Sprint, CenturyLink, AT&T or Qwest

In connection with our acquisitions, we entered into non-competition agreements with each of Sprint, CenturyLink and AT&T, and in connection with the Dex Media Merger, we assumed a non-competition agreement from Qwest. The Qwest non-competition agreement prohibits Qwest from selling directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Qwest States in which Qwest provided local telephone service as of November 8, 2002 that are directed primarily at clients in those geographic areas. The Sprint non-competition agreement prohibits Sprint from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions, in the markets where Sprint provided local telephone service at the time of our acquisition of CenturyLink. This non-compete agreement survived Sprint’s spin-off of the CenturyLink business. The CenturyLink non-competition agreement prohibits CenturyLink from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions, in the markets where Sprint provided local telephone service at the time of our acquisition of CenturyLink. The AT&T non-competition agreement prohibits AT&T from producing, publishing and distributing print directories in Illinois and Northwest Indiana, from selling local or national directory advertising in such directories and from selling local Internet yellow pages advertising for certain Internet yellow pages directories (or from licensing certain AT&T marks to a third party for that purpose), subject to limited exceptions.

However, a covenant not to compete is generally only enforceable:

•	to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

•	if it does not unreasonably restrain the party against whom enforcement is sought; and

•	if it is not contrary to the public interest.

Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible for us to predict whether, or to what extent, a court would enforce either the Qwest, Sprint, CenturyLink or AT&T covenants not to compete against us during the term of the respective non-competition agreement. If a court were to determine that the non-competition agreement is unenforceable, Qwest, Sprint, CenturyLink or AT&T, as the case may be, could compete directly against us in the previously restricted markets. Our inability to enforce the non-competition agreements with Qwest, Sprint, CenturyLink or AT&T could have a material adverse effect on our financial condition or results of operations.

Our commercial arrangements with each of Qwest, CenturyLink and AT&T have an initial term of 50 years, subject to specified automatic renewal and early termination provisions. These commercial arrangements may be terminated by our counterparty prior to their stated term under certain specified circumstances, some of which at times may be beyond our reasonable control and/or which may require extraordinary efforts or the incurrence of material excess costs on our part in order to avoid breach of the applicable agreement. It is possible that these arrangements will not remain in place for their full stated term or that we may be unable to avoid all potential breaches of or defaults under these commercial arrangements. Further, any remedy exercised by Qwest, CenturyLink or AT&T, as the case may be, under any of these arrangements could have a material adverse effect on our financial condition or results of operations.

8) Future changes in directory publishing obligations in Qwest and AT&T markets and other regulatory matters

Pursuant to our publishing agreement with Qwest, we are required to discharge Qwest’s regulatory obligation to publish White Pages directories covering each service territory in the 14 Qwest states where it provided local telephone service as the incumbent service provider as of November 8, 2002. If the staff of a state public utility commission in a Qwest state were to impose additional or changed legal requirements in any of Qwest’s service territories with respect to this obligation, we would be obligated to comply with these requirements on behalf of Qwest, even if such compliance were to increase our publishing costs. Pursuant to the publishing agreement, Qwest was only obligated to reimburse us for one half of any material net increase in our costs of publishing directories that satisfy Qwest’s publishing obligations (less the amount of any previous reimbursements) resulting from new governmental legal requirements, and this obligation expired on November 7, 2009. Given that we are no longer entitled to partial reimbursement by Qwest of our compliance costs, our results of operations relative to competing directory publishers could be adversely affected if we are not able to increase our revenues to cover any such compliance costs.

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

Our directory services license agreement with CenturyLink generally provides that CenturyLink will reimburse us for material increases in our costs relating to our complying with CenturyLink’s directory publishing obligations in our CenturyLink markets.

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

9) Reliance on, and extension of credit to, local businesses

Approximately 85% of our directory advertising revenue is derived from local businesses. In the ordinary course of our yellow pages publishing business, we extend credit to these clients for advertising purchases. Local businesses, however, tend to have fewer financial resources and higher failure rates than large businesses, especially during a downturn in the general economy. The proliferation of very large retail stores may continue to harm local businesses. We believe these limitations are significant contributing factors to having clients in any given year not renew their advertising in the following year. If clients fail to pay within specified credit terms, we may cancel their advertising in future directories, which could further impact our ability to collect past due amounts as well as adversely impact our advertising sales and revenue trends. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to local businesses.

As a result of the ongoing global credit and liquidity crisis and the significant negative impact on financial markets, as well as the overall economy and the continued decline in our operating results, which has negatively impacted local businesses, as well as larger businesses, we have experienced an increase in our bad debt expense. For the years ended December 31, 2009 and 2008, our bad debt expense represented approximately 7% and 5%, respectively, of our net revenue. We expect that these economic challenges will continue in our markets, and, as such, our bad debt experience will continue to be adversely impacted in the foreseeable future.

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

Our directories are printed through our long-standing relationship with printing vendor R.R. Donnelley, as well as with Worldcolor. In general, R.R. Donnelley prints all AT&T and CenturyLink directories and larger, higher-circulation Qwest directories, whereas Worldcolor prints Qwest directories that are smaller and have a more limited circulation. Our agreements with R. R. Donnelley and Worldcolor for the printing of all of our directories extend through 2014 and 2015, respectively.

Because of the large print volume and specialized binding of directories, only a limited number of companies are capable of servicing our printing needs. Accordingly, the inability or unwillingness of R.R. Donnelley or Worldcolor, as the case may be, to provide printing services on acceptable terms or at all or any deterioration in our relationships with them could have a material adverse effect on our business.

We have contracts with two companies for the distribution of our directories. Although these contracts are scheduled to expire at various times from May 2010 through May 2012, any of these vendors may terminate its contract with us upon 120 days’ written notice. Only a limited number of companies are capable of servicing our delivery needs. Accordingly, the inability or unwillingness of our current vendors to provide delivery services on acceptable terms, or at all, could have a material adverse effect on our business.

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

11) Fluctuations in the price and availability of paper

Our principal raw material is paper and we use only recycled material. It is one of our largest cost items, representing approximately 4% of our net revenue for the year ended December 31, 2009. Paper used is supplied by three paper companies: CellMark, Nippon and Catalyst. Our agreements with CellMark, Nippon and Catalyst expired on December 31, 2009. We have entered into new three year agreements with CellMark and Nippon that commenced in January 2010. The paper formerly supplied by Catalyst will now be supplied by CellMark and Nippon. Furthermore, we purchase paper used for the covers of our directories from Tembec Paper Group (“Tembec”). Our agreement with Tembec expired on December 31, 2009 and was not re-negotiated. The paper formerly supplied by Tembec will now be supplied by Unisource Worldwide, Inc. (“Unisource”) with whom we have a three year agreement that expires on December 31, 2012. Paper for tabs is also purchased from Unisource. This agreement with Unisource expires in July 2010.

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

12) The sale of advertising to national accounts is coordinated by third parties that we do not control

Approximately 15% of our revenue is derived from the sale of advertising to national or large regional companies, such as rental car companies, automobile repair shops and pizza delivery businesses, that purchase advertising in several of our directories. Substantially all of the revenue derived from national accounts is serviced through CMRs from which we accept orders. CMRs are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. As a result, our relationship with these national clients depends significantly on the performance of these third party CMRs that we do not control.

Although we believe that our respective relationships with these CMRs have been mutually beneficial, if some or all of the CMRs with which we have established relationships were unable or unwilling to do business with us on acceptable terms or at all, such inability or unwillingness could have a material adverse effect on our business. In addition, any decline in the performance of CMRs with which we do business could harm our ability to generate revenue from our national accounts and could materially adversely affect our business. We also act as a CMR directly placing certain national advertising in competition with these CMRs. It is possible that our status as a competitor of CMRs could adversely impact our relationships with CMRs or expose us to possible legal claims from CMRs. In light of the overall downturn in the economy, we may be adversely impacted by credit risk with CMRs from which we accept orders and credit risk that CMR’s face with their clients. While historically we have not been adversely impacted by this credit risk, we cannot assure you that this credit risk will not have a significant impact on our financial condition or results of operations in the future.

13) Work stoppages or increased unionization among our work force

Approximately 1,100 of our Dex Media employees are represented by labor unions covered by two collective bargaining agreements with Dex Media. In addition, some of our key suppliers’ employees are represented by unions. On November 6, 2009, Dex Media agreed on a new three year collective bargaining agreement with the Communications Workers of America (“CWA”), which covers approximately 700 of Dex Media’s unionized workforce. The collective bargaining agreement with the CWA expires in September 2012. On June 12, 2009, Dex Media agreed on a new three year collective bargaining agreement with the International Brotherhood of Electrical Workers of America (“IBEW”), which covers approximately 400 of Dex Media’s unionized workforce. The collective bargaining agreement with the IBEW expires in May 2012.

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

15) The loss of important intellectual property rights

Some trademarks and related names, marks and logos such as “Dex One®,” “R.H. Donnelley®,” “Dex®,” “Qwest®,” “CenturyLink®,” “AT&T Real Yellow Pages®,” “Business.com®,” “Work.comtm,” “DexKnows.com®.” “DexKnows®” and “DexNettm” and other intellectual property rights are important to our business. We rely upon a combination of copyright and trademark laws as well as contractual arrangements, including licensing agreements, particularly with respect to Qwest, CenturyLink and AT&T markets, to establish and protect our intellectual property rights. We are required from time to time to bring lawsuits against third parties to protect our intellectual property rights. Similarly, from time to time, we are party to proceedings whereby third parties challenge our rights. We cannot be sure that any lawsuits or other actions brought by us will be successful or that we will not be found to infringe the intellectual property rights of third parties. As the Internet grows, it may prove more onerous to protect our trade names, including DexKnows.com, Business.com and Work.com from domain name infringement or to prevent others from using Internet domain names that associate their business with ours. Although we are not aware of any material infringements of any trademark rights that are significant to our business, any lawsuits, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, the loss of important intellectual property rights could have a material adverse effect upon our business, financial condition and results of operations.

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

The following table details the location and general character of the material properties used by the Company to conduct its business as of March 1, 2010:

Property Location	Approximate Square Footage	Purpose	Lease Expiration

Lone Tree, CO(1)	143,000	Sales and Administration	2012
Cary, NC	105,000	Corporate Headquarters	2015
Englewood, CO(1)	66,000	Sales and Operations	2014
Morrisville, NC (1)(2)	56,000	Pre-Press Publishing	2011
Maple Grove, MN(1)	42,000	Sales and Operations	2014
Bellevue, WA(1)	38,000	Sales and Operations	2012
Overland Park, KS (1)(2)	35,000	Sales and Operations	2012
Chicago, IL(2)	34,000	Sales and Operations	2013
Santa Monica, CA(3)	29,000	Digital Sales and Operations	2011
Beaverton, OR(1)	27,000	Sales and Operations	2013
Phoenix, AZ(1)	26,000	Sales and Operations	2013
Bristol, TN(2)	25,000	Graphics Operations	Owned
Murray, UT(1)	25,000	Sales and Operations	2011
Tinley Park, IL(2)	21,000	Sales and Operations	2014
Dunmore, PA(2)	20,000	Graphics Operations	2010
Lombard, IL(2)	20,000	Sales and Operations	2012

(1)	Represents facilities utilized by Dex Media, Inc., our direct wholly-owned subsidiary, and its direct and indirect subsidiaries, to conduct their operations.

(2)	Represents facilities utilized by R.H. Donnelley Inc., our direct wholly-owned subsidiary, and its direct subsidiaries, to conduct their operations.

(3)	Represents facilities utilized by Business.com, Inc., our direct wholly-owned subsidiary, to conduct its operations.

We also lease space for additional operations, administrative and sales offices.

The Company believes that these facilities are adequate for current and future operations.

ITEM 3.	LEGAL PROCEEDINGS

Emergence from Chapter 11 Proceedings

On May 28, 2009 (the “Petition Date”), the Company and its subsidiaries listed below (collectively with the Company, the “Debtors”) filed voluntary petitions for Chapter 11 relief under Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”):

•	R.H. Donnelley Inc. (“RHDI”)

•	DonTech Holdings, LLC

•	DonTech II Partnership

•	R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC

•	R.H. Donnelley Publishing & Advertising of Illinois Partnership

•	R.H. Donnelley Publishing & Advertising, Inc.

•	Get Digital Smart.com, Inc.

•	R.H. Donnelley APIL, Inc.

•	RHD Service LLC

•	Dex Media, Inc.

•	Dex Media East, Inc.

•	Dex Media East LLC (“Dex Media East”)

•	Dex Media East Finance Co.

•	Dex Media West, Inc.

•	Dex Media West LLC (“Dex Media West”)

•	Dex Media West Finance Co.

•	Dex Media Service LLC

•	Business.com, Inc.

•	Work.com, Inc.

From the Petition Date until January 29, 2010, the date the Joint Plan of Reorganization for the Company and its subsidiaries (the “Plan”) became effective in accordance with its terms (the “Effective Date”), the Debtors operated their businesses as debtors-in-possession in accordance with the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) were jointly administered under the caption In re R.H. Donnelley Corporation, Case No. 09-11833 (KG) (Bankr. D. Del. 2009).

On January 12, 2010, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law, and Order Confirming the Plan for the Company and its subsidiaries (the “Confirmation Order”). Pursuant to the terms of the confirmed Plan and the Confirmation Order, the Plan became effective in accordance with its terms on the Effective Date. Shortly after the Effective Date, the Company and its subsidiaries substantially consummated the various distributions and transactions contemplated by the confirmed Plan.

Other

We are involved in various legal proceedings arising in the ordinary course of our business, as well as certain litigation and tax matters. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions in their advertising or improper listings, in each case, contained in directories published by us.

Beginning on October 23, 2009, a series of putative securities class action lawsuits were commenced in the United States District Court for the District of Delaware on behalf of all persons who purchased or otherwise acquired the Company’s publicly traded securities between July 26, 2007 and the time the Company filed for bankruptcy on May 28, 2009, alleging that certain Company officers issued false and misleading statements regarding the Company’s business and financial condition and seeking damages and equitable relief. On December 7, 2009, a putative ERISA class action lawsuit was commenced in the United States District Court for the Northern District of Illinois on behalf of certain participants in or beneficiaries of the R.H. Donnelley 401(k) Savings Plan at any time between July 26, 2007 and the time the lawsuit was filed and whose plan accounts included investments in R.H. Donnelley common stock. The putative ERISA class action complaint contains allegations against certain current and former Company directors, officers and employees similar to those set forth in the putative securities class action lawsuit as well as allegations of breaches of fiduciary duties under ERISA and seeks damages and equitable relief. On December 18, 2009, a lawsuit was filed in California state court by certain former shareholders of the Company alleging that certain Company officers issued false and misleading statements regarding the Company’s business and financial condition and seeking damages and equitable relief. That case was removed to the United States District Court for the Central District of California on February 4, 2010. The Company believes the allegations set forth in all of these lawsuits are without merit and intends to vigorously defend any and all such actions pursued against the Company and/or its current and former officers, employees and directors.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

Upon emergence from Chapter 11 and pursuant to the Plan, all of the issued and outstanding shares of RHD common stock and any other outstanding equity securities of RHD including all stock options, stock appreciation rights and restricted stock, were cancelled. On the Effective Date, Dex One issued an aggregate amount of 50,000,001 shares of new common stock, par value $.001 per share. As of March 1, 2010, Dex One’s common stock is traded on New York Stock Exchange (“NYSE”) under the symbol “DEXO.”

On December 31, 2008, the NYSE notified the Company that trading in our common stock would be suspended because the Company did not maintain a market capitalization of at least $25 million over a consecutive 30-trading day period as required by the NYSE’s continued listing standards. As a result of the suspension of the NYSE listing, our common stock was traded over-the-counter on the Pink Sheets under the symbol “RHDC” from January 2, 2009 through October 21, 2009. From October 22, 2009 through the Effective Date, the Company’s common stock was traded over-the-counter on the Pink Sheets under the symbol “RHDCQ.” Prior to January 2, 2009, the Company’s common stock traded on the NYSE under the symbol “RHD.” The table below indicates the high and low sales price of the Company’s common stock for each quarter of the last two years.

	2009		2008
	High	Low	High	Low

1st Quarter	$0.37	$0.07	$36.92	$4.27
2nd Quarter	$0.31	$0.04	$8.59	$2.66
3rd Quarter	$0.09	$0.04	$4.12	$1.40
4th Quarter	$0.05	$0.01	$2.16	$0.18

On March 1, 2010, there was one holder of record of Dex One’s common stock. On March 1, 2010, the closing bid or ask market price of Dex One’s common stock was $29.60.

No shares of RHD common stock were repurchased during the years ended December 31, 2009 and 2008. We did not pay any common stock dividends during the years ended December 31, 2009 and 2008.

Our various debt instruments contain financial restrictions that place limitations on our ability to pay dividends in the future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information regarding these instruments and agreements and relevant limitations thereunder.

Equity Compensation Plan Information

The following table sets forth securities outstanding under existing equity compensation plans, as well as securities remaining available for future issuance under those plans, in each case as of December 31, 2009. As noted above, upon emergence from Chapter 11 and pursuant to the Plan, all outstanding equity securities of RHD including all stock options, SARs and restricted stock, were cancelled. See Item 8, “Financial Statements and Supplementary Data” — Note 16, “Subsequent Events” for information regarding Dex One’s new Equity Incentive Plan (“EIP”).

Equity Compensation Plan Information

			(c)
			Number of
			Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to Be		Under Equity
	Issued Upon	(b)	Compensation Plans
	Exercise of	Weighted-Average	(Excluding
	Outstanding	Exercise Price of	Securities
	Options, Warrants	Outstanding Options,	Reflected in Column
Plan Category	and Rights	Warrants and Rights	(a))

Equity compensation plans approved by security holders(1):
2005 Plan	3,313,599	$8.02	3,971,320
2001 Plan	103,574	42.05	—
Equity compensation plans not approved by security holders:
1991 Key Employees’ Stock Option Plan(2)	600	24.75	—
1998 Directors’ Stock Plan(3)	5,000	19.41	—
2001 Partner Share Plan(4)	3,735	26.45	—
Equity compensation plans acquired:
Dex Media, Inc. Incentive Award Plans(5)	183,242	39.58	490,755
Business.com Incentive Award Plans(6)	144,964	8.30	93,964

Total	3,754,714	$10.55	4,556,039

(1)	This reflects securities covered by our 2005 Stock Award and Incentive Plan (“2005 Plan”) and our 2001 Stock Award and Incentive Plan (“2001 Plan”). The 2005 Plan and the 2001 Plan were adopted and approved by our shareholders at our 2005 and 2001 annual meeting of stockholders, respectively. The 2005 Plan replaced the 2001 Plan and all shares available for grant under the 2001 Plan became available for grant under the 2005 Plan upon its approval by stockholders; provided, however, all shares and options then outstanding remained subject to the terms and conditions of the 2001 Plan.

(2)	This reflects outstanding options under our 1991 Key Employees’ Stock Option Plan (“1991 Plan”). The 1991 plan was originally a Dun & Bradstreet Corporation (“D&B”) plan that was assumed at the time of our spin-off from D&B. The 2001 Plan replaced the 1991 Plan and all shares available for grant under the 1991 Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all options then outstanding remained subject to the terms and conditions of the 1991 Plan.

(3)	This reflects shares and options still outstanding under our 1998 Directors’ Stock Plan (“1998 Director Plan”). The 2001 Plan replaced the 1998 Director Plan and all shares available for grant under the 1998 Director Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all shares and options then outstanding remained subject to the terms and conditions of the 1998 Director Plan.

(4)	This reflects options still outstanding under our 2001 Partner Share Plan (“2001 PS Plan”), which was a broad-based plan covering lower level employees whose grants were made prior to shareholder approval of the 2001 Plan. The 2001 PS Plan authorized 124,750 shares for grant at its inception and only 3,735 shares remain outstanding. The 2001 Plan replaced the 2001 PS Plan and all shares available for grant under the 2001 PS Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all shares and options then outstanding remained subject to the terms and conditions of the 2001 PS Plan.

(5)	This reflects equity awards still outstanding under the acquired Dex Media, Inc. Incentive Award Plans, which were previously adopted and approved by the shareholders of Dex Media. At January 31, 2006, equity awards outstanding under the existing Dex Media, Inc. Incentive Award Plans totaled 4.0 million and had a weighted average exercise price of $5.48. As a result of the Dex Media Merger, all outstanding Dex Media equity awards were converted to RHD equity awards on February 1, 2006. Upon conversion to RHD equity awards, the number of securities to be issued upon exercise of outstanding awards totaled 1.7 million shares of RHD and had a weighted average exercise price of $12.73 per share. The Company also acquired the securities remaining available for future issuance under the provisions of the Dex Media, Inc. Incentive Award Plans under the same conversion ratio. While these plans were approved by the stockholders of Dex Media prior to the Dex Media Merger, they have not been approved by our stockholders.

(6)	This reflects equity awards still outstanding under the acquired Business.com Incentive Award Plans. At August 23, 2007, equity awards outstanding under the existing Business.com Incentive Award Plans totaled 4.2 million and had a weighted average exercise price of $0.47. As a result of the Business.com Acquisition, all outstanding Business.com equity awards were converted to RHD equity awards on August 23, 2007. Upon conversion to RHD equity awards, the number of securities to be issued upon exercise of outstanding awards totaled 0.2 million shares of RHD and had a weighted average exercise price of $10.00 per share. The Company also acquired the securities remaining available for future issuance under the provisions of the Business.com Incentive Award Plans under the same conversion ratio. While these plans were approved by the stockholders of Business.com prior to the Business.com Acquisition, they have not been approved by our stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with the audited consolidated financial statements and related notes in Item 8, with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our “Risk Factors” in Item 1A.

	Years Ended December 31,
	2009	2008	2007(4)	2006(5)	2005(6)
			(In thousands, except share and per share data)

Statements of Operations Data
Net revenue	$2,202,447	$2,616,811	$2,680,299	$1,899,297	$956,631
Impairment charges(1)	(7,337,775)	(3,870,409)	(20,000)	—	—
Operating income (loss)	(6,797,503)	(3,005,717)	904,966	442,826	375,241
Gain (loss) on debt transactions, net(2)	—	265,166	(26,321)	—	—
Reorganization items, net(3)	(94,768)	—	—	—	—
Net income (loss)	(6,453,293)	(2,298,327)	46,859	(237,704)	67,533
Preferred dividend	—	—	—	1,974	11,708
(Gain) loss on repurchase of preferred stock(7)	—	—	—	(31,195)	133,681
Accretion of preferred stock to redemption value(7)	—	—	—	—	211,020

Income (loss) available to common shareholders	$(6,453,293)	$(2,298,327)	$46,859	$(208,483)	$(288,876)

Earnings (Loss) Per Share
Basic	$(93.67)	$(33.41)	$0.66	$(3.14)	$(9.10)
Diluted	$(93.67)	$(33.41)	$0.65	$(3.14)	$(9.10)
Shares Used in Computing Earnings (Loss) Per Share
Basic	68,896	68,793	70,932	66,448	31,731
Diluted	68,896	68,793	71,963	66,448	31,731
Balance Sheet Data
Total assets(8)	$4,498,794	$11,880,709	$16,089,093	$16,147,468	$3,873,918
Long-term debt, including current maturities(8)	3,554,776	9,622,256	10,175,649	10,403,152	3,078,849
Liabilities subject to compromise(8)	6,352,813	—	—	—	—
Preferred stock(7)	—	—	—	—	334,149
Shareholders’ equity (deficit)(8)	(6,919,048)	(493,375)	1,822,736	1,820,756	(291,415)

(1)	As a result of filing the Chapter 11 petitions and finalizing an extensive analysis associated with our emergence from Chapter 11, we recognized an impairment charge of $7.3 billion during the fourth quarter of 2009 associated with directory services agreements, advertiser relationships, third party contracts and network platforms acquired in prior acquisitions.

As a result of the decline in the trading value of our debt and equity securities and the decline in our operating results, we recognized goodwill impairment charges of $2.5 billion and $660.2 million during the first and second quarters of 2008, respectively, together totaling $3.1 billion for the year ended December 31, 2008. As a result of these impairment charges, we had no recorded goodwill at December 31, 2008.

The Company recognized an impairment charge of $744.0 million during the fourth quarter of 2008 associated with the local and national customer relationships acquired in prior acquisitions. In addition, as a result of the Company’s decision to discontinue the use of tradenames and technology acquired in a prior acquisition, we recognized an impairment charge of $2.2 million during the fourth quarter of 2008. Total impairment charges related to our intangible assets, excluding goodwill, were $746.2 million during the year ended December 31, 2008.

During the year ended December 31, 2007, we recorded an intangible asset impairment charge of $20.0 million associated with the tradenames acquired in a prior acquisition. This impairment charge resulted from a change in our branding strategy to utilize a new Dex market brand for all of our print and online products across our entire footprint and discontinued use of the tradenames acquired in a prior acquisition.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impairment Charges” for further discussion.

(2)	As a result of financing activities conducted during 2008, we reduced our outstanding debt by $410.0 million and recorded a gain of $265.2 million during the year ended December 31, 2008. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Gain on Debt Transactions, Net” for further discussion.

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

(3)	For the year ended December 31, 2009, the Company has recorded $94.8 million of net reorganization items, which represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reorganization Items, Net” for further discussion.

(4)	Financial data for the year ended December 31, 2007 includes the results of Business.com commencing August 23, 2007.

(5)	Financial data for the year ended December 31, 2006 includes the results of Dex Media commencing February 1, 2006. Net revenue, operating income, net loss and loss available to common shareholders reflect purchase accounting adjustments that precluded the recognition of revenue and certain expenses associated with directories published by Dex Media prior to and in the month of the Dex Media Merger.

(6)	For the year ended December 31, 2005, net revenue, operating income, net income and loss available to common shareholders reflect purchase accounting adjustments that precluded the recognition of revenue and certain expenses associated with directories published by the acquired AT&T Directory Business prior to and in the month of the acquisition.

(7)	On January 14, 2005, we repurchased 100,303 shares of our outstanding preferred stock from the The Goldman Sachs Group, Inc. (the “GS Funds”) for $277.2 million in cash. In connection with the preferred stock repurchase, we recorded an increase to loss available to common shareholders on the consolidated statement of operations of $133.7 million to reflect the loss on the repurchase of these shares for the year ended December 31, 2005. On January 27, 2006, we completed the GS Repurchase whereby we repurchased the remaining 100,301 shares of our outstanding preferred stock from the GS Funds for $336.1 million in cash, including accrued cash dividends and interest. Based on the terms of the stock purchase agreement, the GS Repurchase became a probable event on October 3, 2005, requiring the recorded value of the preferred stock to be accreted to its redemption value of $334.1 million at December 31, 2005 and $336.1 million at January 27, 2006. The accretion to redemption value of $211.0 million and $2.0 million (which represented accrued dividends and interest) for the years ended December 31, 2005 and 2006, respectively, has been recorded as an increase to loss available to common shareholders on the consolidated statements of operations. In conjunction with the GS Repurchase, we also reversed the previously recorded beneficial conversion feature (“BCF”) related to these shares and recorded a decrease to loss available to common shareholders on the consolidated statement of operations of $31.2 million for the year ended December 31, 2006.

(8)	The significant decline in total assets and shareholders’ deficit as of December 31, 2009 and 2008 is a direct result of the impairment charges noted above. The significant decline in long-term debt, including current maturities, at December 31, 2009 is a direct result of our notes in default, which have been reclassed to liabilities subject to compromise on the consolidated balance sheet at December 31, 2009. See Item 8, “Financial Statements and Supplementary Data” — Note 3, “Reorganization Items, Net and Liabilities Subject to Compromise” for additional information as well as items included in liabilities subject to compromise on the consolidated balance sheet at December 31, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in Item 8. Unless otherwise indicated or as the context may otherwise indicate, the terms “Company,” “RHD,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries prior to the Effective Date, which is defined below. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of RHD as of and for the year ended December 31, 2009.

Dex One Corporation (“Dex One,” “Successor Registrant,” or “Company,” “we,” “us” and “our” subsequent to the Effective Date) became the successor registrant to RHD upon emergence from Chapter 11 relief under Title 11 of the United States Code (the “Bankruptcy Code”) on January 29, 2010, (the “Effective Date”) References to Dex One or Successor Registrant in this Annual Report pertain to periods subsequent to the Effective Date.

Corporate Overview

We are a leading marketing services company that helps local businesses reach, win and keep ready-to-buy consumers. Our highly skilled, locally based marketing consultants offer a wide range of marketing products and services that help businesses get found by actively shopping consumers. We offer local businesses personalized marketing consulting services and exposure across a broad network of local marketing products, including our print, online and mobile yellow pages and search solutions, as well as major search engines.

Marketing Products

To help our clients grow their businesses, we provide marketing products that help them get found by ready-to-buy consumers. We provide the Dex® Advantage, an integrated offering that ensures our local clients’ business information is published and marketed through a single profile and distributed via a variety of both owned and operated products and through other local search products. This expands the distribution of our clients’ content and messages to wherever, whenever and however consumers choose to search, helping them get found.

The Dex Advantage spans multiple media platforms for local advertisers including print with our Dex published directories, which we co-brand with other recognizable brands in the industry such as Qwest, CenturyLink (formerly Embarq) and AT&T, online and mobile devices with DexKnows.com ® and voice-activated directory search at 1-800-Call-Dextm. Our digital affiliate provided solutions are powered by DexNettm, which leverages network partners including the premier search engines, such as Google® and Yahoo! ® and other leading online sites. We believe our Dex Advantage offers a highly effective set of marketing tools to local businesses that operate in the markets we serve.

Marketing Services

Where our marketing products help local businesses get found by ready-to-buy consumers, our marketing services are designed to help these businesses get chosen over their competitors. Our growing list of marketing services include local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, keyword and search engine optimization strategies and programs, distribution strategies, social strategies, and tracking and reporting.

Competitive Position

We believe our ability to effectively compete in our industry is supported by a number of advantages:

•	Our owned printed and digital products: We can deliver a large segment of the active buying market to local businesses.

•	Our marketing consultants: With our locally-based marketing consultants, we have a direct relationship with local businesses, serving as their trusted advisors. Our marketing consultants work closely with clients to first discover their business goals and marketing needs, assess their unique situations, and then recommend a customized, cost-effective set of marketing products and services to help their businesses grow.

•	Publishing agreements with incumbent local exchange carriers: Our co-branding relationships with incumbent local exchange carriers in our markets adds credibility and allows us to serve as the “official” directory provider.

•	Exclusive partnership agreements: In addition to our proprietary products, we have partnerships that enable our clients to expand the distribution of their information, from the major search engines to leading online and mobile local search solutions.

•	Content: We have unique local business information. Through our locally based marketing consultants and their relationships with local businesses, we are able to collect and update this content.

Filing of Voluntary Petitions in Chapter 11

On May 28, 2009 (the “Petition Date”), the Company and its subsidiaries listed below (collectively with the Company, the “Debtors”) filed voluntary petitions for Chapter 11 relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

•	R.H. Donnelley Inc. (“RHDI”)

•	DonTech Holdings, LLC

•	DonTech II Partnership

•	R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC

•	R.H. Donnelley Publishing & Advertising of Illinois Partnership

•	R.H. Donnelley Publishing & Advertising, Inc.

•	Get Digital Smart.com, Inc.

•	R.H. Donnelley APIL, Inc.

•	RHD Service LLC

•	Dex Media, Inc.

•	Dex Media East, Inc.

•	Dex Media East LLC (“Dex Media East”)

•	Dex Media East Finance Co.

•	Dex Media West, Inc.

•	Dex Media West LLC (“Dex Media West”)

•	Dex Media West Finance Co.

•	Dex Media Service LLC

•	Business.com, Inc.

•	Work.com, Inc.

Confirmed Plan of Reorganization and Emergence from the Chapter 11 Proceedings

On January 12, 2010, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law, and Order Confirming the Joint Plan of Reorganization for the Company and its subsidiaries (the “Confirmation Order”).

On the Effective Date, the Joint Plan of Reorganization for the Company and its subsidiaries (the “Plan”) became effective in accordance with its terms.

From the Petition Date until the Effective Date, the Debtors operated their businesses as debtors-in-possession in accordance with the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) were jointly administered under the caption In re R.H. Donnelley Corporation, Case No. 09-11833 (KG) (Bankr. D. Del. 2009).

Restructuring

As part of a restructuring that was conducted in connection with the Debtors’ emergence from bankruptcy, the Debtors merged, consolidated, dissolved, or terminated, shortly after the Effective Date, certain of their wholly-owned subsidiaries, as set forth below:

•	DonTech Holdings, LLC and R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC were merged into their sole member, RHDI;

•	The DonTech II Partnership and R.H. Donnelley Publishing & Advertising of Illinois Partnership technically terminated their respective partnership agreements due to the loss of a second partner;

•	Dex Media East Finance Co. was merged into Dex Media East;

•	Dex Media West Finance Co. was merged into Dex Media West;

•	Work.com, Inc. was merged into Business.com, Inc.;

•	GetDigitalSmart.com, Inc. was merged into RHDI;

•	Dex Media East was merged into Dex Media East, Inc. (“DME Inc.”);

•	Dex Media West was merged into Dex Media West, Inc. (“DMW Inc.”); and

•	R.H. Donnelley Publishing & Advertising, Inc. was merged into RHDI.

After effectuating the restructuring transactions, Dex One became the ultimate parent company of each of the following surviving subsidiaries: (i) RHDI, (ii) Dex Media, Inc., (iii) DME Inc., (iv) DMW Inc., (v) Dex Media Service LLC, (vi) Dex One Service LLC (which was subsequently converted into a Delaware corporation under the name Dex One Service, Inc. effective March 1, 2010, (vii) Business.com, Inc. and (viii) R.H. Donnelley APIL, Inc.

Consummation of the Plan

Distributions Pursuant to the Plan

Since the Effective Date, the Company has substantially consummated the various transactions contemplated under the confirmed Plan. In particular, as of March 1, 2010, the Company has made substantially all of the distributions of cash, stock, and securities that were required to be made under the Plan by such date to creditors and other parties with allowed claims, including, but not limited to, the following Plan distributions:

•	On the Effective Date, in accordance with the Plan, the Company issued the following number of shares of Dex One common stock (i) approximately 10.5 million shares, representing 21.0% of total outstanding common stock, to all holders of notes issued by RHD; (ii) approximately 11.65 million shares, representing 23.3% of total outstanding common stock, to all holders of notes issued by Dex Media, Inc.; (iii) approximately 12.9 million shares, representing 25.8% of total outstanding common stock, to all holders of notes issued by RHDI; (iv) approximately 6.5 million shares, representing 13.0% of total outstanding common stock, to all holders of senior notes issued by Dex Media West; and (v) approximately 8.45 million shares, representing 16.9% of total outstanding common stock, to all holders of senior subordinated notes issued by Dex Media West.

•	On the Effective Date, in accordance with the terms of the Plan, holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011 also received their pro rata share of

Dex One’s $300.0 million aggregate principal amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”).

•	As of March 1, 2010, pursuant to the Plan, the Company made distributions in cash on account of all, or substantially all, of the allowed claims of general unsecured creditors. Allowed claims of general unsecured creditors that have not been paid as of March 1, 2010 will be paid during 2010.

Pursuant to the terms of the Plan, the Company is also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the initial distribution date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the Chapter 11 Cases.

Discharge, Releases, and Injunctions Pursuant to the Plan and the Confirmation Order

The Plan and Confirmation Order also contain various discharges, injunctive provisions, and releases that became operative upon the Effective Date. These provisions are summarized in Sections M through O of the Confirmation Order and more fully described in Article X of the Plan.

Impact on Long-Term Debt Upon Emergence from the Chapter 11 Proceedings

On the Effective Date and in accordance with the Plan, $6.1 billion of our senior notes, senior discount notes and senior subordinated notes (collectively the “notes in default”) were exchanged for (a) 100% of the reorganized Dex One equity and (b) we issued $300.0 million of the Dex One Senior Subordinated Notes to the holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011 on a pro rata basis in addition to their share of the reorganized Dex One equity. As of the Effective Date, aggregate outstanding debt was $3.4 billion, comprised of $3.1 billion outstanding under our amended and restated credit facilities and the $300.0 million Dex One Senior Subordinated Notes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” for further details of our long-term debt. As a result of our emergence from the Chapter 11 proceedings, the Company expects to reduce interest expense on its long-term debt for the year ended December 31, 2010 by more than $500.0 million as compared to what was contractually owed by the Company during the year ended December 31, 2009.

Recent Trends Related to Our Business

We have been experiencing lower advertising sales primarily as a result of declines in new and recurring business, including both renewal and incremental sales to existing advertisers, mainly driven by (1) declines in overall advertising spending by businesses, (2) the significant impact of the weaker economy on smaller businesses in the markets in which we do business and (3) an increase in competition and more fragmentation in the local business search market. These factors, along with filing the Chapter 11 petitions, were the primary drivers of our impairment charges in 2009 and assisted in calculating our discounted expected future cash flows used to determine those impairment charges. In addition, these factors, along with the significant decline in the trading value of our debt and equity securities during 2008 were the primary drivers of our impairment charges in 2008 and assisted in calculating our discounted expected future cash flows used to determine those impairment charges.

The Company currently projects its future operating results, cash flow and liquidity will be negatively impacted by the aforementioned conditions. During the year ended December 31, 2009, RHD experienced a $414.4 million, or 15.8%, decline in total net revenues from the prior corresponding period. During the year ended December 31, 2009, excluding the effects of filing the Chapter 11 petitions, RHD also experienced a decrease in operating cash flow from the prior corresponding period. In addition, RHD has been experiencing adverse bad debt trends attributable to many of these same economic challenges in our markets. The Company expects that these economic challenges will continue in its markets, and, as such, our advertising sales, bad debt experience and operating results will continue to be adversely impacted for the foreseeable future. As a result, the Company’s historical operating results will not be indicative of future operating performance, although our long-term financial forecast currently anticipates a gradual improvement in the economy commencing in the second half of 2010.

As more fully described below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Revenues,” our method of recognizing revenue under the deferral and amortization method results in a delayed recognition of declining advertising sales whereby recognized revenues reflect the amortization of advertising sales consummated in prior periods as well as advertising sales consummated in the current period. Accordingly, the Company’s projected decline in advertising sales will result in a decline in revenue recognized in future periods. The Company expects these negative trends to continue into the foreseeable future.

In response to these economic challenges, we continue to actively manage expenses and are considering and acting upon a host of initiatives to streamline operations and contain costs. At the same time, we are improving the value we deliver to our clients by expanding the number of platforms and media through which we deliver their message to consumers. We are also committing our sales force to focus on selling the value provided to local businesses through these expanded platforms, including our Dex published directories, online and mobile devices, voice-activated directory search as well as our network of owned and operated and partner online search sites. In addition, the Company continues to invest in its future through initiatives such as its overall digital product and service offerings, sales force automation, a client self service system and portal, new mobile and voice search platforms and associated employee training. As economic conditions recover in our markets, we believe these investments will drive future revenue growth.

Climate Change

There is a growing concern about global climate change and the contribution of emissions of greenhouse gases including, most significantly, carbon dioxide. This concern has led to increased interest in legislative and/or regulatory actions, as well as litigation relating to greenhouse gas emissions. While we cannot predict the impact of any legislation until final, we do not believe the proposed regulations and/or current litigation related to global climate change is reasonably likely to have a material impact on our business, future financial position, results of operations and cash flow. Our current financial projections do not include any impact of proposed regulations and/or current litigation related to global climate change.

Labor Unions

On November 6, 2009, Dex Media agreed on a new three year collective bargaining agreement with the Communications Workers of America (“CWA”). The collective bargaining agreement with the CWA expires in September 2012. On June 12, 2009, Dex Media agreed on a new three year collective bargaining agreement with the International Brotherhood of Electrical Workers of America (“IBEW”). The collective bargaining agreement with the IBEW expires in May 2012.

Accounting Matters Resulting from the Chapter 11 Proceedings

The filing of the Chapter 11 petitions constituted an event of default under the indentures governing the Company’s notes in default and the debt obligations under those instruments became automatically and immediately due and payable, although any actions to enforce such payment obligations were automatically stayed under the applicable bankruptcy law. Based on the bankruptcy petitions, the notes in default are included in liabilities subject to compromise on the consolidated balance sheet at December 31, 2009. See Item 8, “Financial Statements and Supplementary Data” — Note 1, “Business and Presentation — Accounting Matters” for additional information regarding the notes in default and other accounting matters.

Going Concern

As of December 31, 2009, we had total outstanding debt of $9.6 billion, of which $6.1 billion pertains to our notes in default and is identified as liabilities subject to compromise and $3.5 billion pertains to our existing credit facilities and is excluded from liabilities subject to compromise on the consolidated balance sheet at December 31, 2009.

On the Effective Date and in accordance with the Plan, the notes in default were exchanged for 100% of the reorganized Dex One equity and $300 million of the Dex One Senior Subordinated Notes. In addition, the terms and conditions of the existing credit facilities were amended and restated. See “Liquidity and Capital Resources” for further detail regarding our debt obligations.

As a result of our emergence from the Chapter 11 proceedings and the restructuring of our outstanding debt, we believe that the Company will generate sufficient cash flow from operations to satisfy all of its debt obligations according to applicable terms and conditions for a reasonable period of time. See Item 8, “Financial Statements and Supplementary Data” — Note 16, “Subsequent Events” for information and analysis on our emergence from the Chapter 11 proceedings and the pro forma impact on our financial position.

Fresh Start Accounting

The Company will adopt fresh start accounting and reporting effective February 1, 2010 (“Fresh Start Reporting Date”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations (“FASB ASC 852”), as the holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and the reorganization value of the Company’s assets was less than its post-petition liabilities and allowed claims. The consolidated financial statements included herein, as applicable, do not include the effect of any changes in RHD’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. See Item 8, “Financial Statements and Supplementary Data” — Note 16, “Subsequent Events” for an unaudited pro-forma presentation of the impact of emergence from reorganization and fresh start accounting on our financial position.

Other Significant Financing Developments

On May 28, 2009 and in conjunction with the Plan, the Company repaid an aggregate of $200.0 million in principal on outstanding balances owed under its credit facilities as follows:

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

On February 13, 2009, the Company borrowed the unused portions under the RHDI revolving credit facility (“RHDI Revolver”), Dex Media East revolving credit facility (“Dex Media East Revolver”) and Dex Media West revolving credit facility (“Dex Media West Revolver”) totaling $174.0 million, $97.0 million and $90.0 million, respectively. The Company made the borrowings under the various revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.

Employee Retirement Savings, Pension, Retiree Health Care and Life Insurance Plans

Based on ratification of the new collective bargaining agreements with the CWA on November 6, 2009 and with the IBEW on June 12, 2009 and in conjunction with the comprehensive redesign of the Company’s employee retirement savings and pension plans approved by the Compensation & Benefits Committee of the Company’s Board of Directors on October 21, 2008, the following plan changes have been approved for CWA and IBEW represented employees:

•	Effective as of December 31, 2009, the Company froze the Dex Media, Inc. Pension Plan covering CWA and IBEW represented employees. In connection with the freeze, all pension plan benefit accruals for CWA and IBEW plan participants will cease as of December 31, 2009, however, all plan balances remain intact and interest credits on participant account balances under an account balance formula, as well as service credits for vesting and retirement eligibility, continue in accordance with the terms of the plan. In addition, supplemental transition credits have been provided to certain plan participants nearing retirement who would otherwise lose a portion of their anticipated pension benefit at age 65 as a result of freezing the current plan.

•	The elimination of all access to retiree health care and life insurance benefits for IBEW represented employees retiring after May 8, 2009 and for CWA represented employees retiring after October 2, 2009.

•	The elimination of retiree life insurance benefits effective January 1, 2010.

•	The phase out of subsidized retiree health care benefits over a two-year period beginning January 1, 2010.

•	The elimination of retiree health care benefits for all retirees effective January 1, 2012.

As a result of implementing the freeze on the Dex Media, Inc. Pension Plan covering CWA and IBEW represented employees, we have recognized a one-time net curtailment gain of $4.2 million during the year ended December 31, 2009, which has been entirely offset by losses incurred on plan assets and previously unrecognized prior service costs that had been charged to accumulated other comprehensive loss. As a result of eliminating retiree health care and life insurance benefits for CWA and IBEW represented employees, we have recognized a one-time curtailment gain of $52.0 million, which is included in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2009. As a result of these actions, we will no longer incur funding expenses and administrative costs associated with the retiree health care and life insurance plans for CWA and IBEW represented employees.

Segment Reporting

Management reviews and analyzes its business of providing marketing products and marketing services as one operating segment.

Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or when changes in the estimate are reasonably likely to occur from period to period, and could materially impact the Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting polices as of December 31, 2009 are discussed in Note 2, “Summary of Significant Accounting Policies,” of the notes to our consolidated financial statements included in Item 8 of this Annual Report. The critical estimates inherent in these accounting polices as of December 31, 2009 are discussed below. Management believes the current assumptions and other considerations used to estimate these amounts in the Company’s consolidated financial statements are appropriate.

Intangible Assets and Goodwill Valuation and Amortization

Our intangible assets consist of (a) directory services agreements between the Company and Qwest, AT&T and CenturyLink, respectively, (b) established customer relationships resulting from prior acquisitions, (c) a non-competition agreement between the Company and Sprint, (d) trademarks and trade names and an advertising commitment resulting from a prior acquisition and (e) a third party contract, trademarks and tradenames and technology and network platforms resulting from a prior acquisition. The intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. The excess purchase price resulting from each of these acquisitions over the net tangible and identifiable intangible assets acquired was recorded as goodwill, all of which was impaired in 2008 as noted below. Prior to the goodwill impairment charges, goodwill was not amortized but was subject to impairment testing on an annual basis or more frequently if we believed indicators of impairment existed.

The Company reviews the carrying value of its intangible assets for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including the market price of our common stock or the fair market value of our debt, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets and other long-lived assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets or other long-lived assets. The impairment test for the intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows relating to these assets. Impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the intangible asset, or its related group of assets and other long-lived assets. If impairment exists, an impairment charge is recognized equal to the amount that the carrying value of the intangible asset, or its related group of assets, and other long-lived assets exceeds its fair value based upon discounted expected future cash flows.

At December 31, 2009, the net carrying value of our intangible assets totaled approximately $2.2 billion. Amortization expense related to our intangible assets for the years ended December 31, 2009, 2008 and 2007 was $514.6 million, $415.9 million and $388.3 million, respectively.

As a result of filing the Chapter 11 petitions, the Company performed impairment tests of its definite-lived intangible assets and other long-lived assets during the year ended December 31, 2009. During the fourth quarter of 2009 and in conjunction with the filing of our amended Plan and amended Disclosure Statement, the Company finalized an extensive analysis associated with our emergence from Chapter 11. The Company utilized the following information and assumptions obtained from this analysis to complete its impairment evaluation:

•	Historical financial information, including revenue, profit margins, customer attrition data and price premiums enjoyed relative to competing independent publishers;

•	Long-term financial projections, including, but not limited to, revenue trends and profit margin trends; and

•	Intangible asset carrying values.

As a result of these impairment tests, the Company recognized an impairment charge of $7.3 billion during the fourth quarter of 2009 associated with directory services agreements, advertiser relationships, third party contracts and network platforms acquired prior acquisitions. The fair values of these intangible assets were derived from a discounted cash flow analysis using a discount rate that is indicative of the risk that a market participant would be willing to accept. This analysis included a review of relevant financial metrics of peers within our industry.

Had the aggregate net book value of the intangible assets at December 31, 2009 been impaired by an incremental 1%, net loss in 2009 would have been adversely impacted by approximately $18.9 million.

The Company evaluates the remaining useful lives of its intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. In connection with our impairment testing during 2009, the Company also evaluated the remaining useful lives of its definite-lived intangible assets and other long-lived assets by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit the Company has over competing independent publishers in its markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. At December 31, 2009, the Company determined that due to the compression of our price premium benefit over competing independent publishers in our markets as well as a decline in market share during the year ended December 31, 2009, the remaining useful lives of the directory services agreements acquired in prior acquisitions will each be reduced from 33 years to weighted average remaining useful lives of 25 years for Dex Media East, 26 years for Dex Media West, 29 years for AT&T and 28 years for CenturyLink, effective

January 1, 2010. Based on an assessment of future estimated cash flows, increased attrition rates and the impact on our long-term financial projections, the remaining useful lives of third party contracts, advertiser relationships and network platforms acquired in a prior acquisition will be reduced to 1, 5 and 9 years, respectively, effective January 1, 2010. The reduction to the remaining useful lives was necessary in order to better reflect the period these intangible assets are expected to contribute to our future cash flow.

Had the remaining useful lives of the intangible assets been shortened by 10%, net loss in 2009 would have been adversely impacted by approximately $34.4 million.

The Company anticipates a decrease in amortization expense during 2010 of $329.9 million resulting from the significantly reduced book values of our directory services agreements subsequent to the impairment charges during the fourth quarter of 2009, partially offset by increased amortization expense resulting from the reduction of the remaining useful lives associated with our directory services agreements.

As a result of the decline in the trading value of our debt and equity securities during 2008 and continuing negative industry and economic trends that directly affected our business, we performed impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets. We used estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition rates. Based upon the impairment test of our goodwill, we recognized goodwill impairment charges of $2.5 billion and $660.2 million during the three months ended March 31, 2008 and June 30, 2008, respectively, for total goodwill impairment charges of $3.1 billion during the year ended December 31, 2008. As a result of these impairment charges, we had no recorded goodwill at December 31, 2008. In addition, as a result of these tests, the Company recognized an impairment charge of $744.0 million during the fourth quarter of 2008 associated with the local and national customer relationships acquired in prior acquisitions. Lastly, in connection with the launch of the next version of DexKnows.com, the tradenames and technology acquired in a prior acquisition were discontinued, which resulted in an impairment charge of $2.2 million during the fourth quarter of 2008. Total impairment charges related to our intangible assets, excluding goodwill, were $746.2 million during the year ended December 31, 2008.

In connection with the impairment testing of our definite-lived intangible assets and other long-lived assets at December 31, 2008, we evaluated the remaining useful lives of our intangible assets by evaluating the relevant factors noted above. Based on this evaluation, the Company recognized a reduction in the remaining useful lives of all directory services agreements associated with prior acquisitions due to compression of our price premium benefit over competing independent publishers in our markets as well as a decline in market share during the year ended December 31, 2008. As a result, the remaining useful lives of our directory services agreements were reduced to 33 years effective January 1, 2009 in order to better reflect the period these intangible assets are expected to contribute to our future cash flow. The increase in amortization expense for the year ended December 31, 2009 is a direct result of reducing the remaining useful lives associated with our directory services agreements, partially offset by a reduction in amortization expense associated with a revision to the carrying values of our local and national customer relationships subsequent to impairment charges recorded during the fourth quarter of 2008.

During the year ended December 31, 2007, we recorded an intangible asset impairment charge of $20.0 million associated with the tradenames acquired in a prior acquisition. This impairment charge resulted from a change in our branding strategy to utilize a new Dex market brand for all of our print and online products across our entire footprint and discontinued use of the tradenames acquired in a prior acquisition.

These impairment charges had no impact on current or future operating cash flow, compliance with debt covenants or tax attributes. See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for additional information regarding our intangible assets and goodwill and the impairment charges recorded during the years ended December 31, 2009, 2008 and 2007, respectively.

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

Liabilities Subject to Compromise

Liabilities subject to compromise generally refer to pre-petition obligations, secured or unsecured, that may be impaired by a plan of reorganization. FASB ASC 852 requires such liabilities, including those that became known after filing the Chapter 11 petitions, be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the estimated amount expected to be resolved on known or potential claims through the Chapter 11 process, and remain subject to future adjustments from negotiated settlements, actions of the Bankruptcy Court and non-acceptance of certain executory contracts and unexpired leases. Liabilities subject to compromise also includes items that may be assumed under the plan of reorganization, and may be subsequently reclassified to liabilities not subject to compromise. The Company has classified all of its notes in default as liabilities subject to compromise. Liabilities subject to compromise also include certain pre-petition liabilities including accrued interest, accounts payable and accrued liabilities, tax related liabilities and lease related liabilities. During the bankruptcy process, the likelihood of settlement and potential settlement outcomes was considered in evaluating whether potential obligations were probable and estimable as of the end of each reporting period.

Pre-petition obligations were evaluated to determine whether a potential liability is probable. If probable, an assessment, based on all information then available, was made of whether the potential liability was estimable. A liability was recorded when it was both probable and estimable. The estimates used to determine amounts reported as liabilities subject to compromise reflect our best estimates, but they involve uncertainties based on certain conditions generally outside the control of the Company, and in most instances, in the control of the Bankruptcy Court. As a result, if other estimates had been used, material amounts presented as liabilities subject to compromise on our consolidated balance sheet at December 31, 2009 may have been presented as liabilities not subject to compromise. The reclass of these amounts could also have impacted amounts reported as reorganization items, net on the consolidated statement of operations for the year ended December 31, 2009.

In connection with our emergence from Chapter 11, substantially all claims relating to pre-petition matters will be satisfied and discharged under the Plan through payment in cash or through the issuance of Dex One’s common stock in satisfaction of such claims.

See Item 8, “Financial Statements and Supplementary Data” — Note 3, “Reorganization Items, Net and Liabilities Subject to Compromise” for additional information as well as items included in liabilities subject to compromise on the consolidated balance sheet at December 31, 2009.

Income Taxes

We account for income taxes under the asset and liability method in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”). Deferred income tax liabilities and assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred income tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized.

FASB ASC 740 also prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. Under FASB ASC 740, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FASB ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition requirements.

See Item 8, “Financial Statements and Supplementary Data” — Note 7, “Income Taxes,” for more information regarding our (provision) benefit for income taxes.

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

As part of our financial reporting process, we must assess the likelihood that our deferred income tax assets can be recovered. Unless recovery is more likely than not, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred income tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred income tax liabilities that can be used to absorb deferred income tax assets and taxable income in future years. Our judgment regarding future taxable income may change due to future market conditions, changes in U.S. tax laws and other factors. These changes, if any, may require material adjustments to these deferred income tax assets and an accompanying reduction or increase in net income (loss) in the period when such determinations are made.

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

Allowance for Doubtful Accounts and Sales Claims

We record our revenue net of an allowance for sales claims. In addition, we record a provision for bad debts. The provision for bad debts and allowance for sales claims are estimated based on historical experience. We also evaluate the current condition of our client balances, bankruptcy filings, any change in credit policy, historical charge-off patterns, recovery rates and other data when determining our allowance for doubtful accounts reserve. We review these estimates periodically to assess whether additional adjustment is needed based on economic events or other circumstances, including actual experience at the end of the billing and collection cycle. We believe that the allowance for doubtful accounts and sales claims is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the factors noted above or in the overall economy could materially change these expectations. The provisions for sales claims and doubtful accounts are estimated based on a percentage of revenue. Accordingly, an additional 1% change in either of these allowance percentages would have impacted 2009 net loss by approximately $19.6 million.

Pension Benefits

Our pension plan obligations and related assets of the defined benefit pension plans are presented in Note 9 to our consolidated financial statements. Plan assets consist primarily of marketable equity and debt instruments and are valued using market quotations. The determination of plan obligations and annual pension expense requires management to make a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of future salary increases and the long-term expected return on plan assets. During 2009, we utilized the Mercer Pension Discount Yield Curve to determine the appropriate discount rate for our defined benefit pension plans. The Company changed to the Mercer Pension Discount Yield Curve during 2009 to better reflect the specific cash flows of these plans in determining the discount rate. During 2008 and 2007, we utilized the Citigroup Pension Liability Index as the appropriate discount rate for our defined benefit pension plans. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the long-term anticipated average rate of earnings expected on invested funds of the plan.

At December 31, 2009, the weighted-average actuarial assumptions were:

	Discount Rate
	January 1, 2009 —	June 1, 2009 —
	May 31, 2009	December 31, 2009

RHD Pension Plan	5.87%	5.87%
Dex Media Pension Plan	5.87%	6.87%

	Long-Term Rate of	Rate of Increase in Future
	Return on Plan Assets	Compensation

RHD Pension Plan	8.00%	—
Dex Media Pension Plan	8.00%	3.66%

At December 31, 2008, the weighted-average actuarial assumptions were:

	Discount Rate
	January 1, 2008 —	July 1, 2008 —	November 1, 2008 —
	June 30, 2008	October 31, 2008	December 31, 2008

RHD Pension Plan	6.48%	6.48%	8.01%
Dex Media Pension Plan	6.48%	6.82%	8.01%

	Long-Term Rate of	Rate of Increase in Future
	Return on Plan Assets	Compensation

RHD Pension Plan	8.50%	3.66%
Dex Media Pension Plan	8.50%	3.66%

Net periodic pension costs recognized in 2009 were $7.8 million. A 1% increase (decrease) in the discount rate would affect 2009 net loss by approximately $0.1million and a 1% increase (decrease) in the long-term rate of return on plan assets would affect 2009 net loss by approximately $2.1 million.

Based on ratification of the new collective bargaining agreements with the CWA on November 6, 2009 and with the IBEW on June 12, 2009 and in conjunction with the comprehensive redesign of the Company’s employee retirement savings and pension plans approved by the Compensation & Benefits Committee of the Company’s Board of Directors on October 21, 2008, the Company froze all current defined benefit plans covering CWA and IBEW represented employees and curtailed the retiree health care and life insurance benefits covering CWA and IBEW represented employees. During October 2008, the Company froze all current defined benefit plans covering all non-union employees and curtailed the non-union retiree health care and life insurance benefits. See Item 8, “Financial Statements and Supplementary Data” — Note 9, “Benefit Plans,” for further information regarding our benefit plans.

Stock-Based Compensation

The fair value of our stock-based awards is calculated using the Black-Scholes model at the time the stock-based awards are granted. The use of the Black-Scholes model requires significant judgment and the use of estimates, particularly for assumptions such as expected volatility, risk-free interest rates and expected lives to value stock-based awards as well as forfeiture rates to recognize stock-based compensation expense. The Company did not grant any stock-based awards during the year ended December 31, 2009. In April 2009, the Company increased its estimated forfeiture rate in determining stock-based compensation expense from 8% to 10.2%. This adjustment was based on a review of historical forfeiture information and resulted in a reduction to compensation expense of $0.4 million during the year ended December 31, 2009. The following assumptions were used in valuing stock-based awards and for recognition of stock-based compensation expense for the years ended December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007

Expected volatility	58.8%	23.5%
Risk-free interest rate	2.8%	4.5%
Expected life	5 Years	5 Years
Forfeiture rate	8.0%	5.0%
Dividend yield	0%	0%

We estimate expected volatility based on the historical volatility of the price of our common stock over the expected life of our stock-based awards. The expected life represents the period of time that stock-based awards granted are expected to be outstanding. We estimate the expected life by using the simplified method permitted by Staff Accounting Bulletin No. 110, Use of a Simplified Method in Developing Expected Term of Share Options, as our stock-based awards satisfy the “plain vanilla” criteria. The simplified method calculates the expected life as the average of the vesting and contractual terms of the award. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted. We also use historical data to estimate a forfeiture rate. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates.

These assumptions reflect our best estimates, but they involve inherent uncertainties based on certain conditions generally outside the control of the Company. As a result, if other assumptions had been used, total stock-based compensation expense could have been materially impacted. Furthermore, if we use different assumptions for future grants, stock-based compensation expense could be materially impacted in future periods.

Upon emergence from Chapter 11 and pursuant to the Plan, all outstanding equity securities of the Company including all stock options, SARs and restricted stock, were cancelled. See Item 8, “Financial Statements and Supplementary Data” — Note 16, “Subsequent Events” for information regarding Dex One’s new Equity Incentive Plan (“EIP”).

Fair Value of Financial Instruments

At December 31, 2009 and 2008, the fair value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximated their carrying value based on the short-term nature of these instruments. As a result of filing the Chapter 11 petitions and the Plan, we do not believe that it is meaningful to present the fair market value of our long-term debt at December 31, 2009 in Item 8, “Financial Statements and Supplementary Data” — Note 5, “Long-Term Debt, Credit Facilities and Notes.”

FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”) defines fair value, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and expands disclosures about fair value measurements. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, which gives the highest priority to quoted prices in active markets, is comprised of the following three levels:

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

The following tables represent our assets and liabilities that were measured at fair value on a recurring basis at December 31, 2009 and the level within the fair value hierarchy in which the fair value measurements were included.

Interest Rate Swaps

At December 31, 2009, the Company has interest rate swaps with a notional amount of $200.0 million that continue to be measured at fair value on a recurring basis.

Fair Value Measurements at
December 31, 2009
Using Significant Other
Description	Observable Inputs (Level 2)

Derivatives — Liabilities	$(6,695)

In conjunction with the classification of our credit facilities, these interest rate swap liabilities are excluded from liabilities subject to compromise on the consolidated balance sheet at December 31, 2009, as both our credit facilities and interest rate swaps are fully collateralized and the fair value of such collateral exceeded the carrying value of the credit facilities and interest rate swaps.

Valuation Techniques — Interest Rate Swaps

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

Fair value for our derivative instruments was derived using pricing models. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value incorporate contract terms (including maturity) as well as other inputs including, but not limited to, interest rate yield curves and the creditworthiness of the counterparty. The impact of our own credit rating is also considered when measuring the fair value of liabilities. Our credit rating could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. For the year ended December 31, 2009, the impact of applying our credit rating in determining the fair value of our derivative instruments was a reduction to our interest rate swap liability of $0.5 million.

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

Fair Value Control Processes — Interest Rate Swaps

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

Benefit Plan Assets

Effective January 1, 2009, the Dex Media Pension Plan began to participate in the RHD Retirement Account Master Trust (“Master Trust”), which was previously established for the investment of assets for the RHD Retirement Plan. The fair value of the assets held in the Master Trust at December 31, 2009, by asset category, is as follows:

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Using
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
	Total	(Level 1)	(Level 2)

Cash	$1,860	$1,860	$—
U.S. Government securities(a)	14,755	—	14,755
Common/collective trusts(b)	80,062	—	80,062
Corporate debt(c)	20,879	—	20,879
Corporate stock(d)	22,051	22,051	—
Registered investment companies(e)	34,036	34,036	—
Real estate investment trust(f)	198	198	—
Credit default swaps and futures(g)	394	—	394

Total	$174,235	$58,145	$116,090

(a)	This category includes investments in U.S. Government bonds, government mortgage-backed securities, index-linked government bonds, guaranteed commercial paper, short-term treasury bills and notes. Fair value for these assets is determined using a bid evaluation process of observable, market based inputs effective as of the last business day of the plan year.

(b)	This category includes investments in two common/collective funds of which 79% is invested in stocks comprising the Russell 1000 equity index and the remaining 21% is comprised of short-term investments. Fair value for these assets is determined based on the contract value, which is based on the provisions of the underlying guaranteed investment contracts.

(c)	This category includes investments in corporate bonds, commercial mortgage-backed and asset-backed securities, collateralized mortgage obligations and commercial paper. Fair value for these assets is determined using a bid evaluation process of observable, market based inputs effective as of the last business day of the plan year.

(d)	This category includes investments in small cap stocks of U. S. issuers across diverse industries. Fair value for these assets is determined using quoted market prices on a recognized securities exchange at the last reported trading price on the last business day of the plan year.

(e)	This category is comprised of two mutual funds, one that invests in value-oriented international stocks across diverse industries and one that invests in intermediate term fixed income instruments such as treasuries and high grade corporate bonds. Fair value for these assets is determined using quoted market prices on a recognized securities exchange at the last reported trading price on the last business day of the plan year.

(f)	This category is comprised of a healthcare real estate investment trust. Fair value for these assets is determined based on traded market prices.

(g)	This category includes investments in a combination of 5, 10 and 30 year U.S. Treasury bond futures and credit default swaps. Fair value for these assets is determined based on either settlement prices, prices on a recognized securities exchange or a mid/bid evaluation process using observable, market based inputs.

The Asset Management Committee (“AMC”) as appointed by the Compensation and Benefits Committee of the Company’s Board of Directors is a named fiduciary of the plan in matters relating to plan investments and asset management. The AMC has the authority to appoint, retain, monitor and remove any custodian or investment manager and is responsible for establishing and maintaining a funding and investment policy for the Master Trust.

See Item 8, “Financial Statements and Supplementary Data” — Note 9, “Benefit Plans,” for further information regarding our benefit plans.

Effective January 1, 2009, the Company adopted the provisions of FASB ASC 820 associated with our non-financial assets and liabilities initially measured at fair value in prior business combinations, including intangible assets and goodwill.

Fresh Start Accounting

The Company will adopt fresh start accounting and reporting on the Fresh Start Reporting Date, February 1, 2010, in accordance with FASB ASC 852, as the holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and the reorganization value of the Company’s assets was less than its post-petition liabilities and allowed claims. Under FASB ASC 852, the reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the Company immediately after restructuring. The reorganization value is allocated to the respective fair value of assets. The excess reorganization value over the fair value of identified tangible and intangible assets is recorded as goodwill. Liabilities, other than deferred taxes, are stated at present values of amounts expected to be paid.

Fair values of assets and liabilities represent our best estimates based on independent appraisals and valuations. Where the foregoing are not available, industry data and trends or references to relevant market rates and transactions are used. These estimates and assumptions are subject to significant uncertainties beyond our reasonable control. In addition, the market value of our common stock may differ materially from the fresh start equity valuation.

See Item 8, “Financial Statements and Supplementary Data” — Note 16, “Subsequent Events” for an unaudited pro-forma presentation of the impact of emergence from reorganization and fresh start accounting on our financial position.

New Accounting Pronouncements

In September 2009, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”). EITF 08-1 has not yet been incorporated into the FASB’s Codification, however it is currently identified as Accounting Standards Update No. 2009-13, Revenue Recognition. EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in FASB ASC 605-25, which originated from EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 08-1 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. EITF 08-1 will be effective for the Company in the annual reporting period beginning January 1, 2011. EITF 08-1 may be applied retrospectively or prospectively and early adoption is permitted. The Company does not expect the adoption of EITF 08-1 to have an impact on its financial position, results of operations, cash flows, and disclosures.

In June 2009, the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles (“FASB ASC 105”). FASB ASC 105 establishes a single source of authoritative non-governmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), EITF and related accounting literature. FASB ASC 105 does not amend or replace rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. FASB ASC 105 is effective for interim and annual periods ending after September 15, 2009 and, as such, the Company has adopted FASB ASC 105 as of September 30, 2009.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events (“FASB ASC 855”), the objective of which is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FASB ASC 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or annual financial periods ending after June 15, 2009 and as such, we adopted FASB ASC 855 as of June 30, 2009.

We have reviewed other accounting pronouncements that were issued as of December 31, 2009, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Net Revenues

The components of our net revenues for the years ended December 31, 2009 and 2008 were as follows:

	For the Years Ended December 31,
	2009	2008	$ Change	% Change
	(Amounts in millions)

Gross advertising revenues	$2,216.1	$2,624.1	$(408.0)	(15.5)%
Sales claims and allowances	(43.8)	(45.3)	1.5	3.3

Net advertising revenues	2,172.3	2,578.8	(406.5)	(15.8)
Other revenues	30.1	38.0	(7.9)	(20.8)

Total	$2,202.4	$2,616.8	$(414.4)	(15.8)%

Our advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Advertising revenues also include revenues for Internet-based advertising products including online directories, such as DexKnows.com and DexNet. Advertising revenues are affected by several factors, including changes in the quantity and size of advertisements, acquisition of new clients, renewal rates of existing clients, premium advertisements sold, changes in advertisement pricing, the introduction of new products, an increase in competition and more fragmentation in the local business search market and general economic factors. Revenues with respect to print advertising and Internet-based advertising products that are sold with print advertising are recognized under the deferral and amortization method. Revenues related to our print advertising are initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to our Internet-based advertising products that are sold with print advertising are initially deferred until the service is delivered or fulfilled and recognized ratably over the life of the contract. Revenues with respect to Internet-based services that are not sold with print advertising, such as DexNet, are recognized as delivered or fulfilled.

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

Gross advertising revenues for the year ended December 31, 2009 decreased $408.0 million, or 15.5%, from the year ended December 31, 2008. The decline in gross advertising revenues for the year ended December 31, 2009 is primarily due to declines in advertising sales over the past twelve months, primarily as a result of declines in new and recurring business, mainly driven by (1) declines in overall advertising spending by businesses, (2) the significant impact of the weaker economy on smaller businesses in the markets in which we do business and (3) an increase in competition and more fragmentation in the local business search market.

Other revenues for the year ended December 31, 2009 decreased $7.9 million, or 20.8%, from the year ended December 31, 2008. Other revenues include late fees received on outstanding client balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products.

Advertising sales is a non-GAAP statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under GAAP are recognized under the deferral and amortization method. Advertising sales for the year ended December 31, 2009 were $2,028.6 million, compared to $2,547.6 million for the year ended

December 31, 2008. The $519.0 million, or 20.4%, decrease in advertising sales for the year ended December 31, 2009, is a result of declines in new and recurring business, mainly driven by (1) declines in overall advertising spending by businesses, (2) the significant impact of the weaker economy on smaller businesses in the markets in which we do business and (3) an increase in competition and more fragmentation in the local business search market. Advertising sales in current periods will be recognized as gross advertising revenues in future periods as a result of the deferral and amortization method of revenue recognition.

Expenses

The components of our total expenses for the years ended December 31, 2009 and 2008 were as follows:

	For the Years Ended December 31,
	2009	2008	$ Change	% Change
	(Amounts in millions)

Production and distribution expenses	$350.7	$418.2	$(67.5)	(16.1)%
Selling and support expenses	663.6	729.7	(66.1)	(9.1)
General and administrative expenses	69.0	120.9	(51.9)	(42.9)
Depreciation and amortization	578.8	483.3	95.5	19.8
Impairment charges	7,337.8	3,870.4	3,467.4	89.6

Total	$8,999.9	$5,622.5	$3,377.4	60.1%

Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory under the deferral and amortization method of accounting to match revenue recognized relating to such directories, with cost recognition commencing in the month directory distribution is substantially complete. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Sales commissions include amounts paid to employees for sales to local clients and to certified marketing representatives (“CMRs”), which act as our channel to national clients. All other expenses, such as sales person salaries, sales manager compensation, sales office occupancy, publishing and information technology services, are not specifically identifiable to a particular directory and are recognized as incurred. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant.

Production and Distribution Expenses

Total production and distribution expenses for the year ended December 31, 2009 were $350.7 million, compared to $418.2 million for the year ended December 31, 2008. The primary components of the $67.5 million, or 16.1%, decrease in production and distribution expenses for the year ended December 31, 2009, were as follows:

$ Change
(Amounts
in millions)

Decreased print, paper and distribution costs	$(28.4)
Decreased internet production and distribution costs	(24.3)
Decreased information technology (“IT”) expenses	(7.5)
All other, net	(7.3)

Total decrease in production and distribution expenses for the year ended December 31, 2009	$(67.5)

During the year ended December 31, 2009, print, paper and distribution costs declined $28.4 million, compared to the year ended December 31, 2008. This decline is primarily due to lower page volumes associated with declines in print advertisements, negotiated price reductions in our print and paper expenses and refinement of our distribution scope across all of our markets.

During the year ended December 31, 2009, internet production and distribution costs declined $24.3 million, compared to the year ended December 31, 2008, primarily due to a reduction in headcount and outside contractor services.

During the year ended December 31, 2009, production and distribution related IT expenses declined $7.5 million, compared to the year ended December 31, 2008. This decline is primarily due to higher spending associated with our IT infrastructure to support our products and services and enhancements and technical support of multiple production systems during the year ended December 31, 2008, as compared to the year ended December 31, 2009.

Selling and Support Expenses

Total selling and support expenses for the year ended December 31, 2009 were $663.6 million, compared to $729.7 million for the year ended December 31, 2008. The primary components of the $66.1 million, or 9.1%, decrease in selling and support expenses for the year ended December 31, 2009, were as follows:

$ Change
(Amounts
in millions)

Decreased commissions and salesperson costs	$(53.7)
Decreased directory publishing costs	(11.7)
Decreased incentive compensation expense	(6.6)
Decreased billing, credit and collection expenses	(5.5)
Decreased occupancy costs	(4.0)
Increased advertising expenses	11.0
Increased bad debt expense	8.2
All other, net	(3.8)

Total decrease in selling and support expenses for the year ended December 31, 2009	$(66.1)

During the year ended December 31, 2009, commissions and salesperson costs decreased $53.7 million, compared to the year ended December 31, 2008, primarily due to lower advertising sales and its effect on variable-based commissions as well as headcount reductions and consolidation of responsibilities.

During the year ended December 31, 2009, directory publishing costs decreased $11.7 million, compared to the year ended December 31, 2008, primarily due to lower page volumes associated with declines in print advertisements as well as a reduction in headcount and related expenses resulting from the consolidation of our publishing and graphics operations.

During the year ended December 31, 2009, selling and support related incentive compensation expense declined $6.6 million, compared to the year ended December 31, 2008, primarily due to the fact that the Company did not grant any stock-based awards during the year ended December 31, 2009, partially offset by compensation expense associated with the Company’s 2009 Long-Term Incentive Program (the “2009 LTIP”).

During the year ended December 31, 2009, billing, credit and collection expenses decreased $5.5 million, compared to the year ended December 31, 2008, primarily due to lower costs resulting from a change in vendors during the later part of 2008, lower billing volumes associated with declines in advertisers and print advertisements, as well as headcount reductions and consolidation of responsibilities.

During the year ended December 31, 2009, occupancy costs decreased $4.0 million, compared to the year ended December 31, 2008, primarily due to lease re-negotiations associated with filing the Chapter 11 petitions.

During the year ended December 31, 2009, advertising expenses increased $11.0 million, compared to the year ended December 31, 2008, primarily due to increased costs associated with traffic purchased and distributed to multiple advertiser landing pages.

During the year ended December 31, 2009, bad debt expense increased $8.2 million, or 5.9%, as compared to the year ended December 31, 2008, primarily due to deterioration in accounts receivable aging categories and increased write-offs, resulting from the adverse impact on our clients from the instability of the overall economy and tightening of the credit markets. During the year ended December 31, 2009, our bad debt expense represented 6.7% of our net revenue, as compared to 5.3% for the year ended December 31, 2008. If clients fail to pay within specified credit terms, we may cancel their advertising in future directories, which could further impact our ability to collect past due amounts as well as adversely impact our advertising sales and revenue trends. We expect that these economic challenges will continue in our markets, and, as such, our bad debt experience will continue to be adversely impacted for the foreseeable future.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the year ended December 31, 2009 were $69.0 million, compared to $120.9 million for the year ended December 31, 2008. The primary components of the $51.9 million, or 42.9%, decrease in G&A expenses for the year ended December 31, 2009, were as follows:

$ Change
(Amounts
in millions)

Decrease in restructuring expenses	$(21.5)
Increase in curtailment gains, net	(14.0)
Decrease in general corporate expenses	(11.3)
Decreased incentive compensation expense	(5.1)

Total decrease in G&A expenses for the year ended December 31, 2009	$(51.9)

During the year ended December 31, 2009, restructuring expenses decreased $21.5 million, compared to the year ended December 31, 2008, primarily due to lower costs associated with outside consultants, headcount reductions, consolidation of responsibilities and vacated leased facilities as well as a reclassification of certain previously recognized expenses associated with filing the Chapter 11 petitions to reorganization items on the consolidated statement of operations during the year ended December 31, 2009.

During the year ended December 31, 2009, the Company recognized one-time net curtailment gains of $52.0 million associated with the elimination of certain retiree health care and life insurance benefits for its union employees. During the year ended December 31, 2008, we recognized one-time net curtailment gains of $38.0 million associated with the elimination of certain retiree health care and life insurance benefits for its non-union employees. The net increase in curtailment gains of $14.0 million for the year ended December 31, 2009 is presented in the table above.

During the year ended December 31, 2009, general corporate expenses declined $11.3 million, compared to the year ended December 31, 2008, primarily due to declines in legal fees not associated with filing the Chapter 11 petitions, declines in benefit-related expenses and fees associated with outside contractor services.

During the year ended December 31, 2009, G&A related incentive compensation expense declined $5.1 million, compared to the year ended December 31, 2008, primarily due to the fact that the Company did not grant any stock-based awards during the year ended December 31, 2009, partially offset by compensation expense associated with the Company’s 2009 LTIP.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2009 was $578.8 million, compared to $483.3 million for the year ended December 31, 2008. Amortization of intangible assets was $514.6 million for the year ended December 31, 2009, compared to $415.9 million for the year ended December 31, 2008. The increase in amortization expense for the year ended December 31, 2009 is a direct result of reducing the remaining useful lives associated with our directory services agreements acquired in prior acquisitions to 33 years effective January 1, 2009, partially offset by a reduction in amortization expense associated with a revision to the carrying values of our local and national customer relationships subsequent to impairment charges recorded during the fourth quarter of 2008.

Depreciation of fixed assets and amortization of computer software was $64.3 million for the year ended December 31, 2009, compared to $67.4 million for the year ended December 31, 2008. The decrease in depreciation expense for the year ended December 31, 2009 was primarily due to accelerated amortization during the year ended December 31, 2008 associated with software projects that were retired prior to their initial estimated service life.

Impairment Charges

As a result of filing the Chapter 11 petitions, the Company performed impairment tests of its definite-lived intangible assets and other long-lived assets during the year ended December 31, 2009. During the fourth quarter of 2009 and in conjunction with the filing of our amended Plan and amended Disclosure Statement, the Company finalized an extensive analysis associated with our emergence from Chapter 11. The Company utilized the following information and assumptions obtained from this analysis to complete its impairment evaluation:

•	Historical financial information, including revenue, profit margins, customer attrition data and price premiums enjoyed relative to competing independent publishers;

•	Long-term financial projections, including, but not limited to, revenue trends and profit margin trends; and

•	Intangible asset carrying values.

As a result of these impairment tests, the Company recognized an impairment charge of $7.3 billion during the fourth quarter of 2009 associated with directory services agreements, advertiser relationships, third party contracts and network platforms acquired in prior acquisitions. The fair values of these intangible assets were derived from a discounted cash flow analysis using a discount rate that is indicative of the risk that a market participant would be willing to accept. This analysis included a review of relevant financial metrics of peers within our industry.

In connection with our impairment testing during 2009, the Company also evaluated the remaining useful lives of its definite-lived intangible assets and other long-lived assets by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit the Company has over competing independent publishers in its markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. At December 31, 2009, the Company determined that due to the compression of our price premium benefit over competing independent publishers in our markets as well as a decline in market share during the year ended December 31, 2009, the remaining useful lives of the directory services agreements acquired in prior acquisitions will each be reduced from 33 years to weighted average remaining useful lives of 25 years for Dex Media East, 26 years for Dex Media West, 29 years for AT&T and 28 years for CenturyLink, effective January 1, 2010. Based on an assessment of future estimated cash flows, increased attrition rates and the impact on our long-term financial projections, the remaining useful lives of third party contracts, advertiser relationships and network platforms acquired in a prior acquisition will be reduced to 1, 5 and 9 years, respectively, effective January 1, 2010. The reduction to the remaining useful lives was necessary in order to better reflect the period these intangible assets are expected to contribute to our future cash flow.

The Company anticipates a decrease in amortization expense during 2010 of $329.9 million resulting from the significantly reduced book values of our directory services agreements subsequent to the impairment charges during the fourth quarter of 2009, partially offset by increased amortization expense resulting from the reduction of the remaining useful lives associated with our directory services agreements.

As a result of the decline in the trading value of our debt and equity securities during 2008 and continuing negative industry and economic trends that directly affected our business, we performed impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets. We used estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition rates. Based upon the impairment test of our goodwill, we recognized goodwill impairment charges of $2.5 billion and $660.2 million during the three months ended March 31, 2008 and June 30, 2008, respectively, for total goodwill impairment charges of $3.1 billion during the year ended December 31, 2008. As a result of these impairment charges, we had no recorded goodwill at December 31, 2008. In addition, as a result of these tests, the Company recognized an impairment charge of $744.0 million during the fourth quarter of 2008 associated with the local and national customer relationships acquired in prior acquisitions. Lastly, in connection with the launch of the next version of DexKnows.com, the tradenames and technology acquired in a prior acquisition were discontinued, which resulted in an impairment charge of $2.2 million during the fourth quarter of 2008. Total impairment charges related to our intangible assets, excluding goodwill, were $746.2 million during the year ended December 31, 2008.

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

Operating Loss

Operating loss for the years ended December 31, 2009 and 2008 was as follows:

	For the Years Ended December 31,
	2009	2008	$ Change	% Change
	(Amounts in millions)

Total	$(6,797.5)	$(3,005.7)	$(3,791.8)	N/M

(N/M: Not Meaningful)

Operating loss for the year ended December 31, 2009 of $6.8 billion, compares to operating loss of $3.0 billion for the year ended December 31, 2008. The change in operating loss for the year ended December 31, 2009 from operating loss for the year ended December 31, 2008 is primarily due to the significant 2009 intangible asset impairment charges noted above, as well as the revenue and expense trends described above, partially offset by the 2008 impairment charges.

Interest Expense, Net

Contractual interest expense that would have appeared on the consolidated statement of operations if not for the filing of the Chapter 11 petitions was $802.4 million for the year ended December 31, 2009. Net interest expense for the year ended December 31, 2009 was $489.5 million and includes $27.5 million of non-cash amortization of deferred financing costs. Net interest expense for the year ended December 31, 2008 was $835.5 million and includes $29.0 million of non-cash amortization of deferred financing costs.

Interest expense for the year ended December 31, 2009 includes a non-cash charge of $5.6 million associated with the change in fair value of the Dex Media East interest rate swaps no longer deemed financial instruments as a result of filing the Chapter 11 petitions. Interest expense for the year ended December 31,

2009 also includes a non-cash charge of $9.6 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. The amounts previously charged to accumulated other comprehensive loss related to the Dex Media East interest rate swaps will be amortized to interest expense over the remaining life of the interest rate swaps based on future interest payments, as it is not probable that those forecasted transactions will not occur. In accordance with fresh start accounting and reporting, unamortized amounts previously charged to accumulated other comprehensive loss will be eliminated on the Fresh Start Reporting Date.

As a result of the change in fair value of our interest rate swaps associated with the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility on June 6, 2008 and settlement and termination of certain of these interest rate swaps during the second quarter of 2009, interest expense includes a reduction of $10.7 million for the year ended December 31, 2009, compared to a non-cash charge of $3.7 million for the year ended December 31, 2008. Interest expense for the year ended December 31, 2008 also includes a non-cash charge of $21.0 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps.

In conjunction with our acquisition of Dex Media on January 31, 2006 (the “Dex Media Merger”) and as a result of purchase accounting required under GAAP, we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognized an offset to interest expense in each period subsequent to the Dex Media Merger through May 28, 2009 for the amortization of the corresponding fair value adjustment. The offset to interest expense was $7.7 million for the year ended December 31, 2009, compared to $17.6 million for the year ended December 31, 2008. The offset to interest expense was to be recognized over the life of the respective debt, however due to filing the Chapter 11 petitions, unamortized fair value adjustments at May 28, 2009 of $78.5 million were written-off and recognized as a reorganization item on the consolidated statement of operations for the year ended December 31, 2009.

The decrease in net interest expense of $346.0 million, or 41.4%, for the year ended December 31, 2009, is primarily due to (1) ceasing interest expense on our notes in default as a result of filing the Chapter 11 petitions, (2) the non-cash charge of $21.0 million during the year ended December 31, 2008 resulting from amounts previously charged to accumulated other comprehensive loss noted above and (3) a reduction in outstanding debt from the prior corresponding period due to the financing transactions conducted during the later half of 2008. The decrease in net interest expense for the year ended December 31, 2009 is offset by (1) the non-cash charges associated with the change in fair value of the Dex Media East interest rate swaps and amounts previously charged to accumulated other comprehensive loss related to the Dex Media East interest rate swaps noted above, (2) a reduction in interest income associated with our interest rate swaps due to a decline in interest rates, (3) additional interest expense associated with borrowing the unused portions of our revolving credit facilities on February 13, 2009 and (4) a decline in the offset to interest expense associated with the fair value adjustment of Dex Media’s debt noted above.

Gain on Debt Transactions, Net

As a result of voluntary prepayments made under the RHDI credit facility during the fourth quarter of 2008, we recognized a gain of $20.0 million during the year ended December 31, 2008, consisting of the difference between the face amount of the Term Loans repaid and the voluntary prepayments made, offset by the write-off of unamortized deferred financing costs.

As a result of the debt repurchases in October 2008, we recorded a gain of $13.6 million during the year ended December 31, 2008, consisting of the difference between the par value and purchase price of our senior notes, offset by the write-off of unamortized deferred financing costs.

As a result of the debt repurchases in September 2008, we recorded a gain of $72.4 million during the year ended December 31, 2008, representing the difference between the accreted value or par value, as applicable, and purchase price of our senior notes and senior discount notes, offset by the write-off of unamortized deferred financing costs.

As a result of the exchange of our senior notes and senior discount notes (“RHD Notes”) for RHDI’s 11.75% Senior Notes due May 15, 2015 (“RHDI Senior Notes”) on June 25, 2008, we recorded a gain of $161.3 million during the year ended December 31, 2008, representing the difference between the accreted value or par value, as applicable, of the extinguished RHD Notes and the RHDI Senior Notes, offset by the write-off of unamortized deferred financing costs related to the extinguished RHD Notes, which has been accounted for as an extinguishment of debt.

During the year ended December 31, 2008, we recognized a charge of $2.2 million for the write-off of unamortized deferred financing costs associated with the refinancing of the former Dex Media West credit facility and portions of the amended RHDI credit facility, which have been accounted for as extinguishments of debt.

As a result of these debt transactions, we recorded a net non-cash gain of $265.2 million during the year ended December 31, 2008. See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Gain (Loss) on Debt Transactions, Net” for additional information.

Reorganization Items, Net

For the year ended December 31, 2009, the Company has recorded $94.8 million of reorganization items on a separate line item on the consolidated statement of operations. Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code. The following table displays the details of reorganization items for the year ended December 31, 2009:

Year Ended
December 31, 2009
(Amounts in thousands)

Professional fees	$77,375
Write-off of unamortized deferred financing costs	64,475
Write-off of unamortized net premiums / discounts on long-term debt	34,886
Write-off of debt related unamortized fair value adjustments	(78,511)
Lease rejections, abandoned property and other	(3,457)

Total reorganization items	$94,768

The Company has incurred professional fees associated with filing the Chapter 11 petitions of $77.4 million during the year ended December 31, 2009, of which $67.6 million have been paid in cash. Professional fees include financial, legal and valuation services directly associated with the reorganization process.

The write-off of unamortized deferred financing costs of $64.5 million, unamortized net premiums / discounts of $34.9 million and unamortized fair value adjustments required by GAAP as a result of the Dex Media Merger of $78.5 million at May 28, 2009, relate to long-term debt classified as liabilities subject to compromise at December 31, 2009.

The Company has recognized $3.5 million during the year ended December 31, 2009 associated with rejected leases, abandoned property and other, which have been approved by the Bankruptcy Court through December 31, 2009 as part of the Chapter 11 Cases.

As of December 31, 2009, the Company has not received any operating cash receipts resulting from the filing of the Chapter 11 petitions.

Benefit for Income Taxes

The effective tax rate on loss before income taxes of 12.6% for the year ended December 31, 2009 compares to an effective tax rate of 35.7% on loss before income taxes for the year ended December 31, 2008. The significant change in the effective tax rate for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is primarily due to the valuation allowance recorded at December 31, 2009 noted below as well as the tax consequences of the Section 382 limitation recorded during the year ended

December 31, 2009, partially offset by the impairment charges recorded during the year ended December 31, 2008. The change in the effective tax rate for the year ended December 31, 2009 is also attributable to estimates of non-deductible reorganization costs and changes in estimates of state tax apportionment factors that impact our effective state tax rates.

The 2009 income tax benefit of $928.5 million is comprised of a federal tax benefit of $783.5 million and a state tax benefit of $145.0 million. The 2009 federal tax benefit is comprised of a current tax benefit of $2.9 million, primarily related to a decrease in the federal tax accrual due to our amended return filings and a deferred tax benefit of $780.7 million, primarily related to non-cash intangible asset impairment charges during 2009, offset in part by a valuation allowance as discussed below. The 2009 state tax benefit of $145.0 million is comprised of a current tax benefit of $11.8 million, which relates to the favorable settlement of prior year state tax audits in 2009 and reversal of the associated state liabilities, and a deferred tax benefit of $133.2 million, primarily related to non-cash intangible asset impairment charges during 2009, offset in part by a valuation allowance as discussed below.

At December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $1,315.4 million (net of carryback) and $1,685.9 million, respectively, which will begin to expire in 2020 and 2010, respectively. These amounts include consideration of net operating losses expected to expire unused due to the Internal Revenue Code Section 382 (“Section 382”) limitation for changes in ownership, which the Company believes occurred on March 6, 2009. Under Section 382, potential limitations are triggered when there has been an ownership change, which is generally defined as a greater than 50% change in stock ownership (by value) over a three-year period. Such change in ownership will restrict the Company’s ability to use certain net operating losses and other corporate tax attributes in the future, however, the ownership change does not constitute a change in control under any of the Company’s debt agreements or other contracts.

We have provided full valuation allowances for state and federal net operating loss and tax credit carryforwards to the extent it is more likely than not the deferred tax benefits will not be realized. At December 31, 2009, in accordance with FASB ASC 740 and upon evaluation of the future reversals of existing taxable differences, taxable income in net operating loss carryback years and liabilities required under ASC 740, we recorded a valuation allowance of $1,531.9 million for deferred tax assets.

In December 2009, we effectively settled all issues under consideration with the Department of Finance for New York State for its audit of tax years 2000 through 2006 and the Department of Revenue for North Carolina for its audit of tax years 2003 through 2008. As a result of these settlements, the unrecognized tax benefit associated with our uncertain state tax positions decreased by $7.6 million for New York State and by $9.7 million for North Carolina during the year ended December 31, 2009. The decrease in the unrecognized tax benefits has decreased our effective tax rate for the year ended December 31, 2009. The unrecognized tax benefits impacted by the New York State and North Carolina audits primarily related to apportionment and allocation of income among our legal entities.

During 2009, the Company increased its liability for unrecognized tax benefits by $276.4 million reflecting the uncertainty as to whether the ownership change under Section 382, as discussed above, occurred prior to the date on which it elected to modify the tax classification for two of its subsidiaries. The date of the change in ownership is in question because as of the balance sheet date the Company is not able to confirm the actual date of the ownership change until all SEC Forms 13-G are filed. Stockholders have until forty five days following the end of the calendar year to file these forms with the SEC. Based on this due date, the actual ownership change date will not be confirmed until February 15, 2010. In addition, we increased the liability for unrecognized tax benefits by $1.5 million relating to the uncertainty surrounding the deductibility of certain other accrued expenses.

It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next twelve months. As previously mentioned, we increased our liability for unrecognized tax benefits by $276.4 million for Section 382 limitations. If the actual date of ownership change under IRC Section 382 is resolved within the next twelve months, the total amount of unrecognized tax benefits could decrease by $276.4 million.

The 2008 income tax benefit of $1,277.7 million is comprised of a federal tax benefit of $1,128.7 million and a state tax benefit of $149.0 million. The 2008 federal tax benefit is comprised of a current tax provision of $23.9 million, primarily related to an increase to our FIN No. 48 liability, offset by a deferred income tax benefit of $1,152.6 million, primarily related to the goodwill impairment charges during 2008. The 2008 state tax benefit of $149.0 million is comprised of a current tax provision of $10.3 million, which relates to taxes due in states where subsidiaries of the Company file separate tax returns, as well as an increase in our FIN No. 48 liability, offset by a deferred income tax benefit of $159.3 million, primarily related to the goodwill impairment charges during 2008. During 2008, the Company utilized federal net operating losses for income tax purposes of $4.1 million primarily resulting from taxable gains associated with certain financing activities conducted during 2008.

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

Net Loss and Loss Per Share

Net loss for the year ended December 31, 2009 of $(6.5) billion, compares to net loss of $(2.3) billion for the year ended December 31, 2008. The change in net loss for the year ended December 31, 2009, as compared to the year ended December 31, 2008, is primarily due to the impairment charges noted above as well as the revenue and expense trends described above, partially offset by the impact of the reorganization items during the year ended December 31, 2009.

The calculation of basic and diluted earnings (loss) per share (“EPS”) is presented below.

	For the Years Ended
	December 31,
	2009	2008
	(Amounts in thousands
	except per share amounts)

Basic EPS
Net loss	$(6,453,293)	$(2,298,327)
Weighted average common shares outstanding	68,896	68,793

Basic loss per share	$(93.67)	$(33.41)

Diluted EPS
Net loss	$(6,453,293)	$(2,298,327)
Weighted average common shares outstanding	68,896	68,793
Dilutive effect of stock awards(1)	—	—

Weighted average diluted shares outstanding	68,896	68,793

Diluted loss per share	$(93.67)	$(33.41)

(1)	Due to the net loss reported for the years ended December 31, 2009 and 2008, the effect of all stock-based awards was anti-dilutive and therefore is not included in the calculation of diluted EPS. For the years ended December 31, 2009 and 2008, 4.6 million shares and 4.1 million shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective periods.

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

Reclassifications

During the year ended December 31, 2007, we recorded a net loss on debt transactions of $26.3 million, which was included in interest expense on the consolidated statements of operations in our 2007 Annual Report on Form 10-K (“2007 10-K”). In order to conform to the current period’s presentation, this net loss has been reclassified to gain (loss) on debt transactions, net on the consolidated statements of operations. See Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies — Gain (Loss) on Debt Transactions, Net” and Note 5, “Long-Term Debt, Credit Facilities and Notes” for additional information.

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

Our directory advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Directory advertising revenues also include revenues for Internet-based advertising products including online directories, such as DexKnows.com, and our Dex Search Network. Directory advertising revenues are affected by several factors, including changes in the quantity and size of advertisements, acquisition of new clients, renewal rates of existing clients, premium advertisements sold, changes in advertisement pricing, the introduction of new products, an increase in competition and more fragmentation in the local business search space and general economic factors. Revenues with respect to print advertising and Internet-based advertising products that are sold with print advertising are recognized under the deferral and amortization method. Revenues related to our print advertising are initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to our Internet-based advertising products that are sold with print advertising are initially deferred until the service is delivered or fulfilled and recognized ratably over the life of the contract. Revenues with respect to Internet-based services that are not sold with print advertising, such as our Dex Search Network, are recognized as delivered or fulfilled.

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

Gross directory advertising revenues for the year ended December 31, 2008 decreased $73.2 million, or 2.7%, from the year ended December 31, 2007. The decline in gross directory advertising revenues for the year ended December 31, 2008 is primarily due to declines in advertising sales over the past twelve months, primarily as a result of declines in recurring business, mainly driven by reduced consumer confidence and more cautious client spending in our markets given our clients’ perception of the economic health of their respective markets, as well as an increase in competition and more fragmentation in the local business search space. These declines are partially offset by a full year of revenues during 2008 from Business.com, compared with only four months of revenues during 2007.

Sales claims and allowances for the year ended December 31, 2008 decreased $9.5 million, or 17.3%, from the year ended December 31, 2007. The decrease in sales claims and allowances for the year ended December 31, 2008 is primarily due to improved quality and lower claims experience due to process improvements in our Qwest markets of $8.7 million.

Other revenues for the year ended December 31, 2008 increased $0.2 million, or 0.5%, from the year ended December 31, 2007. Other revenues include late fees received on outstanding client balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products.

Advertising sales is a statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under GAAP are recognized under the deferral and amortization method. Advertising sales for the year ended December 31, 2008 were $2,518.3 million, compared to $2,745.7 million for the year ended December 31, 2007. Advertising sales for the year ended December 31, 2007 include $27.5 million of advertising sales assuming the Business.com Acquisition occurred on January 1, 2007. The $227.4 million, or 8.3%, decrease in advertising sales for the year ended December 31, 2008, is a result of declines in new and recurring business, mainly driven by weaker economic trends, reduced consumer confidence and more cautious client spending in our markets. Advertising sales have also been impacted by an increase in competition and more fragmentation in the local business search space. These declines are partially offset by increases in Business.com advertising sales. Advertising sales in current periods will be recognized as gross directory advertising revenues in future periods as a result of the deferral and amortization method of revenue recognition.

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

(N/M: Not Meaningful)

Our expenses during the years ended December 31, 2008 and 2007 include costs associated with our Triple Play strategy, with focus on our online products and services across all of our markets. These costs relate to the continued launch of our Dex market brand and our uniform resource locator (“URL”), DexKnows.com, across our entire footprint, costs associated with traffic purchased and distributed to multiple advertiser landing pages, the continued introduction of plus companion directories in our CenturyLink and AT&T markets, as well as associated marketing and advertising campaigns and employee training associated with the modernization and consolidation of our IT platform. We expect that these expenses will drive future advertising sales and revenue improvements when economic conditions improve in our markets.

Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory under the deferral and amortization method of accounting, with cost recognition commencing in the month directory distribution is substantially complete. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Sales commissions include amounts paid to employees for sales to local clients and to certified marketing representatives (“CMRs”), which act as our channel to national clients. All other expenses, such as sales person salaries, sales manager compensation, sales office occupancy, publishing and information technology services, are not specifically identifiable to a particular directory and are recognized as incurred. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant.

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

During the year ended December 31, 2008, print, paper and distribution costs declined $25.3 million, compared to the year ended December 31, 2007. This decline is primarily due to improved efficiencies in the display of client content in our print products, the refinement of our distribution scope across all of our markets and negotiated price reductions in our print expenses.

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

During the year ended December 31, 2008, we incurred $15.9 million of additional expenses related to internet production and distribution costs due to a full period of expenses from Business.com, compared with only four months of expenses for the year ended December 31, 2007, and increased operations and distribution costs and traffic purchased to generate usage for our clients’ business associated with increased revenues from our online products and services.

Selling and Support Expenses

Total selling and support expenses for the year ended December 31, 2008 were $729.7 million, compared to $716.3 million reported for the year ended December 31, 2007. The primary components of the $13.4 million, or 1.9%, increase in selling and support expenses for the year ended December 31, 2008, were as follows:

$ Change
(Amounts
in millions)

Increased bad debt expense	$57.5
Increase in advertising and branding expenses	17.2
Decreased commissions and salesperson costs	(27.7)
Decreased “cost uplift” expense	(13.6)
Decreased directory publishing support costs	(8.0)
Decrease in marketing expenses	(4.8)
Decrease in billing, credit and collection expenses	(3.2)
Decreased incentive compensation expense	(2.8)
All other, net	(1.2)

Total increase in selling and support expenses for the year ended December 31, 2008	$13.4

During the year ended December 31, 2008, bad debt expense increased $57.5 million, or 71.1%, compared to the year ended December 31, 2007, primarily due to higher bad debt provision rates, deterioration in accounts receivable aging categories and increased write-offs, resulting from the adverse impact on our clients from the instability of the overall economy and tightening of the credit markets. During the year ended December 31, 2008, our bad debt expense represented 5.3% of our net revenue, as compared to 3.0% for the year ended December 31, 2007. If clients fail to pay within specified credit terms, we may cancel their advertising in future directories, which could further impact our ability to collect past due amounts as well as adversely impact our advertising sales and revenue growth trends. We expect that these economic challenges will continue in our markets, and, as such, our bad debt experience will continue to be adversely impacted in the foreseeable future.

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

During the year ended December 31, 2008, selling and support related incentive compensation expense declined $2.8 million, compared to the year ended December 31, 2007, primarily due to additional expense related to vesting of awards granted to retirement or early retirement eligible employees during the year ended December 31, 2007. In addition, incentive compensation expense declined during the year ended December 31, 2008 due to an increase in our forfeiture rate estimate.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the year ended December 31, 2008 were $120.9 million, compared to $145.6 million for the year ended December 31, 2007. The primary components of the $24.7 million, or 17.0%, decrease in G&A expenses for the year ended December 31, 2008, were as follows:

$ Change
(Amounts
in millions)

Curtailment gains, net	$(38.0)
Decrease in incentive compensation expense	(10.9)
Decrease in IT expenses	(7.6)
Increase in restructuring expenses	30.6
All other, net	1.2

Total decrease in G&A expenses for the year ended December 31, 2008	$(24.7)

During the year ended December 31, 2008, we recognized one-time net curtailment gains of $38.0 million associated with the freeze on the Company’s defined benefit plans and the elimination of the non-union retiree health care and life insurance benefits noted above.

During the year ended December 31, 2008, G&A related incentive compensation expense declined $10.9 million, compared to the year ended December 31, 2007, primarily due to additional expense related to vesting of awards granted to retirement or early retirement eligible employees during the year ended December 31, 2007. In addition, incentive compensation expense declined during the year ended December 31, 2008 due to an increase in our forfeiture rate estimate.

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

Impairment Charges

As a result of the decline in the trading value of our debt and equity securities and continuing negative industry and economic trends that directly affected our business, we recognized goodwill impairment charges of $2.5 billion and $660.2 million during the first and second quarters of 2008, respectively, together totaling $3.1 billion for the year ended December 31, 2008. As a result of these impairment charges, we had no recorded goodwill at December 31, 2008. No impairment losses were recorded related to our goodwill during the year ended December 31, 2007.

Given the ongoing global credit and liquidity crisis and the significant negative impact on financial markets, the overall economy and the continued decline in our advertising sales and other operating results and downward revisions to our forecasted results, the recent downgrade of certain of our credit ratings, the continued decline in the trading value of our debt and equity securities and the recent suspension of trading of our common stock on the NYSE, we performed impairment tests of our definite-lived intangible assets and other long-lived assets as of December 31, 2008. As a result of these tests, the Company recognized an impairment charge of $744.0 million during the fourth quarter of 2008 associated with the local and national customer relationships acquired in prior acquisitions. In addition, in connection with the launch of the next version of our proprietary online search site, DexKnows.com, the tradenames and technology acquired in a prior acquisition will be discontinued, which resulted in an impairment charge of $2.2 million during the fourth quarter of 2008. Total impairment charges related to our intangible assets, excluding goodwill, were $746.2 million during the year ended December 31, 2008.

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

During the year ended December 31, 2007, we recorded an intangible asset impairment charge of $20.0 million associated with the tradenames acquired in a prior acquisition. This impairment charge resulted from a change in our branding strategy to utilize a new Dex market brand for all of our print and online products across our entire footprint and discontinued use of the tradenames acquired in a prior acquisition. This impairment charge was determined using the relief from royalty valuation method. Other than this impairment charge, no impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the year ended December 31, 2007.

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

Operating income (loss) for the year ended December 31, 2008 of $(3.0) billion, compares to operating income of $905.0 million for the year ended December 31, 2007. The change to operating loss for the year ended December 31, 2008 from operating income for the year ended December 31, 2007 is primarily due to the impairment charges noted above, as well as the revenue and expense trends described above.

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

Gain (Loss) on Debt Transactions, Net

As a result of voluntary prepayments made under the RHDI credit facility during the fourth quarter of 2008, we recognized a gain of $20.0 million during the year ended December 31, 2008, consisting of the difference between the face amount of the Term Loans repaid and the voluntary prepayments made, offset by the write-off of unamortized deferred financing costs.

As a result of the debt repurchases in October 2008, we recorded a gain of $13.6 million during the year ended December 31, 2008, consisting of the difference between the par value and purchase price of our senior notes, offset by the write-off of unamortized deferred financing costs.

As a result of the debt repurchases in September 2008, we recorded a gain of $72.4 million during the year ended December 31, 2008, representing the difference between the accreted value or par value, as applicable, and purchase price of our senior notes and senior discount notes, offset by the write-off of unamortized deferred financing costs.

As a result of the exchange of our senior notes and senior discount notes (“RHD Notes”) for RHDI’s 11.75% Senior Notes due May 15, 2015 (“RHDI Senior Notes”) on June 25, 2008, we recorded a gain of $161.3 million during the year ended December 31, 2008, representing the difference between the accreted value or par value, as applicable, of the extinguished RHD Notes and the RHDI Senior Notes, offset by the write-off of unamortized deferred financing costs related to the extinguished RHD Notes, which has been accounted for as an extinguishment of debt.

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

See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Gain (Loss) on Debt Transactions, Net” for additional information.

Benefit (Provision) for Income Taxes

The effective tax rate on income (loss) before income taxes of 35.7% for the year ended December 31, 2008, compares to an effective tax rate of 38.3% on income before income taxes for the year ended December 31, 2007. As a result of the goodwill impairment charge of $3.1 billion recorded during the year ended December 31, 2008, we recognized a decrease in our deferred income tax liability of $1.1 billion, which directly impacted our deferred income tax benefit. The change in the effective tax rate for the year ended December 31, 2008 is primarily due to the tax consequences of the goodwill impairment charges. The change in the effective tax rate for the year ended December 31, 2008 is also attributable to changes in estimates of state tax apportionment factors that impact our effective state tax rates.

The 2008 income tax benefit of $1,277.7 million is comprised of a federal tax benefit of $1,128.7 million and a state tax benefit of $149.0 million. The 2008 federal tax benefit is comprised of a current tax provision of $23.9 million, primarily related to an increase to our FIN No. 48 liability, offset by a deferred income tax benefit of $1,152.6 million, primarily related to the goodwill impairment charges during 2008. The 2008 state tax benefit of $149.0 million is comprised of a current tax provision of $10.3 million, which relates to taxes due in states where subsidiaries of the Company file separate tax returns, as well as an increase in our

FIN No. 48 liability, offset by a deferred income tax benefit of $159.3 million, primarily related to the goodwill impairment charges during 2008. During 2008, the Company utilized federal net operating losses for income tax purposes of $4.1 million primarily resulting from taxable gains associated with certain financing activities conducted during 2008.

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

The 2007 provision for income taxes of $29.0 million is comprised of a federal tax provision of $27.5 million, resulting from a current tax provision of $11.8 million relating to an Internal Revenue Service (“IRS”) settlement and a deferred income tax provision of $15.7 million resulting from a current year taxable loss. The 2007 state tax provision of $1.5 million results from a current tax provision of $8.5 million relating to taxes due in states where subsidiaries of the Company file separate company returns, offset by a deferred state tax benefit of $7.0 million relating to the apportioned taxable income or loss among various states. A federal net operating loss for income tax purposes of approximately $303.3 million was generated in 2007 primarily as a result of tax amortization expense recorded with respect to the intangible assets acquired in prior acquisitions.

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

Net Income (Loss) and Earnings (Loss) Per Share

Net income (loss) for the year ended December 31, 2008 of $(2.3) billion, compares to net income of $46.9 million for the year ended December 31, 2007. The change to net loss for the year ended December 31, 2008 from net income for the year ended December 31, 2007 is primarily due to the impairment charges noted above, as well as the revenue and expense trends described above, offset by the gain recognized on the financing activities during 2008 noted above.

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

LIQUIDITY AND CAPITAL RESOURCES

Impact on Long-Term Debt Upon Emergence from the Chapter 11 Proceedings

On the Effective Date and in accordance with the Plan, $6.1 billion of our notes in default, which are presented as long-term debt subject to compromise in the table below, were exchanged for (a) 100% of the reorganized Dex One equity and (b) we issued $300.0 million of the Dex One Senior Subordinated Notes to the holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011 on a pro rata basis in addition to their share of the reorganized Dex One equity. In accordance with the Plan, the Company’s existing credit facilities were amended and restated on the Effective Date. The terms and conditions of the amended and restated credit facilities are noted below. As of the Effective Date, aggregate outstanding debt was $3.4 billion, comprised of $3.1 billion outstanding under our amended and restated credit facilities and the $300.0 million Dex One Senior Subordinated Notes.

The following table presents the carrying value of our long-term debt at December 31, 2009 and 2008. As a result of filing the Chapter 11 petitions, unamortized fair value adjustments required by GAAP as a result of the Dex Media Merger of $78.5 million and unamortized net premiums / discounts of $34.9 million at May 28, 2009 were written-off and recognized as reorganization items on the consolidated statement of operations for the year ended December 31, 2009. Therefore the carrying value of our long-term debt at December 31, 2009 represents par value. The carrying value of our long-term debt at December 31, 2008 includes $86.2 million of unamortized fair value adjustments. As a result of filing the Chapter 11 petitions and the Plan, we do not believe that it is meaningful to present the fair market value of our long-term debt at December 31, 2009.

	December 31, 2009
	Notes in	Credit
	Default	Facilities	December 31, 2008

RHD
6.875% Senior Notes due 2013	$206,791	$—	$206,791
6.875% Series A-1 Senior Discount Notes due 2013	320,903	—	301,862
6.875% Series A-2 Senior Discount Notes due 2013	483,365	—	455,204
8.875% Series A-3 Senior Notes due 2016	1,012,839	—	1,012,839
8.875% Series A-4 Senior Notes due 2017	1,229,760	—	1,229,760
R.H. Donnelley Inc.
Credit Facility	—	1,424,048	1,341,098
11.75% Senior Notes due 2015	412,871	—	412,871
Dex Media, Inc.
8% Senior Notes due 2013	500,000	—	510,408
9% Senior Discount Notes due 2013	749,857	—	771,488
Dex Media East
Credit Facility	—	1,039,436	1,081,500
Dex Media West
Credit Facility	—	1,091,292	1,080,000
8.5% Senior Notes due 2010	385,000	—	393,883
5.875% Senior Notes due 2011	8,720	—	8,761
9.875% Senior Subordinated Notes due 2013	761,650	—	815,791

Total RHD consolidated	6,071,756	3,554,776	9,622,256
Less current portion not subject to compromise	—	993,528	113,566

Long-term debt subject to compromise	$6,071,756	—	—

Long-term debt not subject to compromise		$2,561,248	$9,508,690

Credit Facilities

On May 28, 2009 and in conjunction with the Plan, the Company repaid an aggregate of $200.0 million in principal on outstanding balances owed under the RHDI, Dex Media East and Dex Media West credit facilities, comprised of $77.7 million, $59.6 million and $62.7 million, respectively.

On February 13, 2009, the Company borrowed the unused portions under the RHDI Revolver, Dex Media East Revolver and Dex Media West Revolver totaling $174.0 million, $97.0 million and $90.0 million, respectively. The Company made the borrowings under the various revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.

RHDI

As of December 31, 2009, outstanding balances under the RHDI credit facility totaled $1,424.0 million, comprised of $252.8 million under Term Loan D-1, $1,006.2 million under Term Loan D-2 and $165.0 million under the RHDI Revolver. The RHDI credit facility provided for an uncommitted Term Loan C for potential borrowings up to $400.0 million. The weighted average interest rate of outstanding debt under the RHDI credit facility was 6.72% and 6.77% at December 31, 2009 and 2008, respectively.

As of December 31, 2009, prior to amendment and restatement, the terms and conditions of the RHDI credit facility consisted of the following:

•	All Term Loans required quarterly principal and interest payments;

•	Interest payments were made at our option at either:

•	The highest of (i) a base rate as determined by the Administrative Agent, Deutsche Bank Trust Company Americas, (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and (iii) 4.0%, in each case, plus a 2.50% margin on the RHDI Revolver and a 2.75% margin on Term Loan D-1 and Term Loan D-2; or

•	The higher of (i) LIBOR rate and (ii) 3.0%, in each case, plus a 3.50% margin on the new RHDI Revolver and a 3.75% margin on Term Loan D-1 and Term Loan D-2. We may elect interest periods of 1, 2, 3 or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.

•	Term Loans D-1 and D-2 required accelerated amortization beginning in 2010 through final maturity in June 2011; and

•	$75.0 million of the RHDI Revolver matured in December 2009, while $100.0 million of the RHDI Revolver would have matured in June 2011.

The terms and conditions of the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”) consist of the following:

•	The balances under the existing Term Loan D-1, Term Loan D-2 and RHDI Revolver, as well as $13.6 million associated with unsettled and outstanding interest rate swap liabilities, have been converted into a new tranche of term loans and provides for an initial prepayment of such loans. As of the Effective Date, the aggregate outstanding balance of the term loans under the RHDI Amended and Restated Credit Facility was $1,224.9 million;

•	The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014;

•	Interest payments are made at our option at either:

•	The highest (subject to a floor of 4.00%) of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, and (z) one month LIBOR plus 1.00% in each case, plus an interest rate margin for base rate loans. The interest rate margin for base rate loans is initially 5.25% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 5.25% per annum if RHDI’s consolidated leverage ratio is greater than or equal to 4.25 to 1.00, and equal to 5.00% per annum if RHDI’s consolidated leverage ratio is less than 4.25 to 1.00; or

•	The higher of (i) LIBOR rate and (ii) 3.00%, in each case, plus an interest rate margin for LIBOR loans. The interest rate margin for LIBOR loans is initially 6.25% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 6.25% per annum if RHDI’s consolidated leverage ratio is greater than or equal to 4.25 to 1.00, and equal to 6.00% per annum if RHDI’s consolidated leverage ratio is less than 4.25 to 1.00. RHDI may elect interest periods of 1, 2, 3 or 6 months for LIBOR borrowings.

Dex Media East

As of December 31, 2009, outstanding balances under the Dex Media East credit facility totaled $1,039.4 million, comprised of $572.7 million under Term Loan A, $374.7 million under Term Loan B and $92.0 million under the Dex Media East Revolver, exclusive of $2.6 million utilized under three standby letters of credit. The Dex Media East credit facility also consisted of a $200.0 million aggregate principal amount uncommitted incremental facility, in which Dex Media East would have the right, subject to obtaining commitments for such incremental loans, on one or more occasions to increase the Term Loan A, Term Loan B or the Dex Media East Revolver by such amount. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 2.08% and 3.83% at December 31, 2009 and 2008, respectively.

As of December 31, 2009, prior to amendment and restatement, the terms and conditions of the Dex Media East credit facility consisted of the following:

•	All Term Loans required quarterly principal and interest payments;

•	Interest payments were made at our option at either:

•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A. and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and in each case, plus a 0.75% (or 0.50% if leverage ratio is less than 2 to 1) margin on the Dex Media East Revolver and Term Loan A and a 1.00% margin on Term Loan B; or

•	The LIBOR rate plus a 1.75% (or 1.50% if leverage ratio is less than 2 to 1) margin on the Dex Media East Revolver and Term Loan A and a 2.00% margin on Term Loan B. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.

•	The Dex Media East Revolver and Term Loan A would have matured in October 2013, and the Term Loan B would have matured in October 2014.

The terms and conditions of the amended and restated Dex Media East credit facility (“Dex Media East Amended and Restated Credit Facility”) consist of the following:

•	The balances under the existing Term Loan A, Term Loan B and Dex Media East Revolver, as well as $26.7 million associated with unsettled and outstanding interest rate swap liabilities, have been converted into a new tranche of term loans and provides for an initial prepayment of such loans. As of the Effective Date, the aggregate outstanding balance of the term loans under the Dex Media East Amended and Restated Credit Facility was $956.2 million;

•	The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014;

•	Interest payments are made at our option at either:

•	The highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, and (z) one month LIBOR plus 1.00% in each case, plus an interest rate margin for base rate loans. The interest rate margin for base rate loans is initially 1.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 1.50% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 1.25% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 1.00% per annum if DME Inc.’s consolidated leverage ratio is less than 2.50 to 1.00; or

•	The LIBOR rate plus an interest rate margin for LIBOR loans. The interest rate margin for LIBOR loans is initially 2.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 2.50% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 2.25% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 2.00% per annum if DME Inc.’s consolidated leverage ratio is less than 2.50 to 1.00. DME Inc. may elect interest periods of 1, 2, 3 or 6 months for LIBOR borrowings.

Dex Media West

As of December 31, 2009, outstanding balances under the Dex Media West credit facility totaled $1,091.3 million, comprised of $113.8 million under Term Loan A, $892.3 million under Term Loan B and $85.2 million under the Dex Media West Revolver. In the event that more than $25.0 million of Dex Media West’s 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) was outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B would have matured on the date that is three months prior to the final maturity of such notes. The Dex Media West credit facility included an up to $400.0 million uncommitted incremental facility (“Incremental Facility”) that could have been incurred as additional revolving loans or additional term loans, subject to obtaining commitments for such loans. The Incremental Facility was fully available if used to refinance the Dex Media West 8.5% Senior Notes due 2010, however was limited to $200.0 million if used for any other purpose. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.95% and 7.10% at December 31, 2009 and 2008, respectively.

As of December 31, 2009, prior to amendment and restatement, the terms and conditions of the Dex Media West credit facility consisted of the following:

•	All Term Loans required quarterly principal and interest payments;

•	Interest payments were made at our option at either:

•	The highest of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A., (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and (iii) 4.0%, in each case, plus a 2.75% (or 2.50% if the leverage ratio is less than 3.00 to 1.00) margin on the Dex Media West Revolver and Term Loan A and a 3.0% margin on Term Loan B; or

•	The higher of (i) LIBOR rate and (ii) 3.0% plus a 3.75% (or 3.50% if the leverage ratio is less than 3.00 to 1.00) margin on the Dex Media West Revolver and Term Loan A and a 4.0% margin on Term Loan B. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.

•	The Dex Media West Revolver and Term Loan A would have matured in October 2013 and the Term Loan B would have matured in October 2014.

The terms and conditions of the amended and restated Dex Media West credit facility (“Dex Media West Amended and Restated Credit Facility”) consist of the following:

•	The balances under the existing Term Loan A, Term Loan B and Dex Media West Revolver, as well as $1.0 million associated with unsettled and outstanding interest rate swap liabilities, have been converted into a new tranche of term loans and provides for an initial prepayment of such loans. As of the Effective Date, the aggregate outstanding balance of the term loans under the Dex Media West Amended and Restated Credit Facility was $903.7 million;

•	The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014;

•	Interest payments are made at our option at either:

•	The highest (subject to a floor of 4.00%) of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, and (z) one month LIBOR plus 1.00% in each case, plus an interest rate margin for base rate loans. The interest rate margin for base rate loans is initially 3.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 3.50% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 3.25% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 3.00% per annum if DMW Inc.’s consolidated leverage ratio is less than 2.50 to 1.00; or

•	The higher of (i) LIBOR rate and (ii) 3.00%, in each case, plus an interest rate margin for LIBOR loans. The interest rate margin for LIBOR loans is initially 4.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 4.50% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 4.25% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 4.00% per annum if DMW Inc.’s consolidated leverage ratio is less than 2.50 to 1.00. DMW Inc. may elect interest periods of 1, 2, 3 or 6 months for LIBOR borrowings.

Each of the Company’s amended and restated credit facilitates includes an uncommitted revolving credit facility available for borrowings up to $40.0 million. The availability of such uncommitted revolving credit facility is subject to certain conditions including the prepayment of the term loans under each of the amended and restated credit facilities in an amount equal to such revolving credit facility.

The amended and restated credit facilities contain provisions for prepayment from net proceeds of asset dispositions, equity issuances and debt issuances subject to certain exceptions, from a ratable portion of the net proceeds received by the Company from asset dispositions by the Company, subject to certain exceptions, and from a portion of excess cash flow.

Each of the Company’s amended and restated credit facilities contain certain covenants that, subject to exceptions, limit or restrict each borrower and its subsidiaries’ incurrence of liens, investments (including acquisitions), sales of assets, indebtedness, payment of dividends, distributions and payments of certain indebtedness, sale and leaseback transactions, swap transactions, affiliate transactions, capital expenditures and mergers, liquidations and consolidations. Each amended and restated credit facility also contains certain covenants that, subject to exceptions, limit or restrict each borrowers incurrence of liens, indebtedness, ownership of assets, sales of assets, payment of dividends or distributions or modifications of the Dex One Senior Subordinated Notes. Each borrower is required to maintain compliance with a consolidated leverage ratio covenant. RHDI and DMW Inc. is also required to maintain compliance with consolidated interest coverage ratio covenant. DMW Inc. is also required to maintain compliance with a consolidated senior secured leverage ratio covenant. The Dex Media West Amended and Restated Credit Agreement includes an option for additional covenant relief under the senior secured leverage covenant through the fourth quarter of 2011, subject to increased amortization of the loans through the first quarter of 2012, an increase in the excess cash flow sweep for 2010 and 2011 and payment of a 25 basis point fee ratably to the lenders under the Dex Media West Amended and Restated Credit Agreement.

The obligations under each of the amended and restated credit facilitates are guaranteed by the subsidiaries of the borrower and are secured by a lien on substantially all of the borrower’s and its subsidiaries’ tangible and intangible assets, including a pledge of the stock of their respective subsidiaries, as well as a mortgage on certain real property, if any.

Pursuant to a shared guaranty and collateral agreement and subject to an intercreditor agreement among the administrative agents under each of the amended and restated credit facilitates, the Company and, subject to certain exceptions, certain subsidiaries of the Company, guaranty the obligations under each of the amended and restated credit facilitates and the obligations are secured by a lien on substantially all of such guarantors’ tangible and intangible assets, including a pledge of the stock of their respective subsidiaries, as well as a mortgage on certain real property, if any.

Notes Issued Upon Emergence from the Chapter 11 Proceedings

On the Effective Date, in accordance with the Plan, all of our notes in default were exchanged for (a) 100% of the reorganized Dex One equity and (b) we issued $300.0 million of the Dex One Senior Subordinated Notes to the holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011 on a pro rata basis in addition to their share of the reorganized Dex One equity.

Dex One

On the Effective Date, we issued the $300.0 million Dex One Senior Subordinated Notes. Interest on the Dex One Senior Subordinated Notes is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects paid-in-kind (“PIK”) interest payments. The Company may elect, prior to the start of each interest payment period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as incremental or additional senior secured notes. The interest rate on the Dex One Senior Subordinated Notes may be subject to adjustment in the event the Company incurs certain specified debt with a higher effective yield to maturity than the yield to maturity of the Dex One Senior Subordinated Notes. The Dex One Senior Subordinated Notes are unsecured obligations of the Company, effectively subordinated in right of payment to all of the Company’s existing and future secured debt, including Dex One’s guarantee of borrowings under each of the amended and restated credit facilities and are structurally subordinated to any existing or future liabilities (including trade payables) of our direct and indirect subsidiaries.

The Dex One Senior Subordinated Notes contain certain covenants that, subject to certain exceptions, among other things, limit or restrict the Company’s (and, in certain cases, the Company’s restricted subsidiaries’) incurrence of indebtedness, making of certain restricted payments, incurrence of liens, entry into transactions with affiliates, conduct of its business and its merger, consolidation or sale of all or substantially all of its property. The Dex One Senior Subordinated Notes also require the Company to offer to repurchase the Dex One Senior Subordinated Notes at par after certain changes of control involving the Company or the sale of substantially all of the assets of the Company. Holders of the Dex One Senior Subordinated Notes also may cause the Company to repurchase the Dex One Senior Subordinated Notes at a price of 101% of the principal amount upon the incurrence by the Company of certain acquisition indebtedness.

As of December 31, 2009, we had total outstanding notes of $6,071.8 million, comprised of $3,253.6 million outstanding RHD notes, $412.9 million outstanding RHDI notes, $1,249.9 million outstanding Dex Media, Inc. notes and $1,155.4 million outstanding Dex Media West notes.

Notes in Default Eliminated Upon Emergence from the Chapter 11 Proceedings

RHD

As of December 31, 2009, RHD had total outstanding notes of $3,253.6 million, comprised of $206.8 million 6.875% Senior Notes, $320.9 million 6.875% Series A-1 Senior Discount Notes, $483.3 million 6.875% Series A-2 Senior Discount Notes, $1,012.8 million 8.875% Series A-3 Senior Notes and $1,229.8 million 8.875% Series A-4 Senior Notes.

As of December 31, 2009, we had issued $1.5 billion aggregate principal amount of 8.875% Series A-4 Senior Notes due 2017. Interest on the Series A-4 Notes was payable semi-annually on April 15th and October 15th of each year, commencing on April 15, 2008. The Series A-4 Notes were senior unsecured obligations of RHD, senior in right of payment to all of RHD’s existing and future senior subordinated debt and future subordinated obligations and ranked equally with any of RHD’s existing and future senior unsecured debt. The Series A-4 Notes were effectively subordinated to RHD’s secured debt, including RHD’s guarantee of borrowings under the RHDI credit facility and were structurally subordinated to any existing or future liabilities (including trade payables) of our direct and indirect subsidiaries.

As of December 31, 2009, we had issued $300.0 million of 6.875% Senior Notes due January 15, 2013 (“Holdco Notes”). Interest was payable on the Holdco Notes semi-annually in arrears on January 15th and July 15th of each year, commencing July 15, 2005.

As of December 31, 2009, we had issued $660.0 million aggregate principal amount at maturity ($600.5 million gross proceeds) of 6.875% Series A-2 Senior Discount Notes due January 15, 2013 and $1.21 billion principal amount of 8.875% Series A-3 Senior Notes due January 15, 2016. Interest was payable semi-annually on January 15th and July 15th of each year for the Series A-2 Senior Discount Notes and the Series A-3 Senior Notes, commencing July 15, 2006. As of December 31, 2009, we also had issued $365.0 million aggregate principal amount at maturity ($332.1 million gross proceeds) of 6.875% Series A-1 Senior Discount Notes due January 15, 2013. Interest was payable semi-annually on January 15th and July 15th of each year, commencing July 15, 2006. All of these notes were unsecured obligations of RHD, senior in right of payment to all future senior subordinated and subordinated indebtedness of RHD and structurally subordinated to all indebtedness of our subsidiaries.

RHDI

On June 25, 2008, RHDI exchanged $594.2 million ($585.7 million accreted value, as applicable) of certain RHD senior notes and senior discount notes (collectively referred to as the “RHD Notes”) for

$412.9 million aggregate principal amount of RHDI 11.75% Senior Notes due May 15, 2015 (“RHDI Senior Notes”). Interest on the RHDI Senior Notes was payable semi-annually on May 15th and November 15th of each year, commencing November 15, 2008. The RHDI Senior Notes were senior unsecured obligations of RHDI and ranked equally with all of RHDI’s other senior unsecured indebtedness. The RHDI Senior Notes were fully and unconditionally guaranteed by RHD and RHDI’s subsidiaries that guarantee the obligations under the RHDI credit facility on a general, senior unsecured basis. The RHDI Senior Notes were effectively subordinated in right of payment to all of RHDI’s existing and future secured debt to the extent of the value of the assets securing such debt. The RHDI Senior Notes were also structurally subordinated to all existing and future liabilities (including trade payables) of RHDI’s existing and future subsidiaries that do not guarantee the RHDI Senior Notes. The RHD guarantee with respect to the RHDI Senior Notes was structurally subordinated to the liabilities of RHD’s subsidiaries, other than RHDI and its subsidiaries that guarantee obligations under the RHDI Senior Notes. Claims with respect to the RHDI Senior Notes were structurally senior to claims with respect to any outstanding RHD notes.

Dex Media, Inc.

As of December 31, 2009, Dex Media, Inc. had total outstanding notes of $1,249.9 million, comprised of $500.0 million 8% Senior Notes and $749.9 million 9% Senior Discount Notes.

As of December 31, 2009, Dex Media, Inc. had issued $500.0 million aggregate principal amount of 8% Senior Notes due 2013. These Senior Notes were unsecured obligations of Dex Media, Inc. and interest was payable on May 15th and November 15th of each year. As of December 31, 2009, $500.0 million aggregate principal amount was outstanding.

As of December 31, 2009, Dex Media, Inc. had issued $750 million aggregate principal amount of 9% Senior Discount Notes due 2013, under two indentures. Under the first indenture totaling $389.0 million aggregate principal amount, the 9% Senior Discount Notes were issued at an original issue discount with interest accruing at 9%, per annum, compounded semi-annually. These Senior Discount Notes were unsecured obligations of Dex Media, Inc. and interest accrued in the form of increased accreted value until November 15, 2008 (“Full Accretion Date”), at which time the accreted value was equal to the full principal amount at maturity. Under the second indenture totaling $361.0 million aggregate principal amount, interest accrued at 8.37% per annum, compounded semi-annually, which created a premium at the Full Accretion Date that would have been amortized over the remainder of the term. After November 15, 2008, the 9% Senior Discount Notes bore cash interest at 9% per annum, payable semi-annually on May 15th and November 15th of each year. These Senior Discount Notes were unsecured obligations of Dex Media, Inc. and no cash interest accrued on the discount notes prior to the Full Accretion Date. As of December 31, 2009, $750 million aggregate principal amount was outstanding.

Dex Media West

As of December 31, 2009, Dex Media West had total outstanding notes of $1,155.4 million, comprised of $385.0 million 8.5% Senior Notes, $8.7 million 5.875% Senior Notes and $761.7 million Senior Subordinated Notes.

As of December 31, 2009, Dex Media West had issued $385.0 million aggregate principal amount of 8.5% Senior Notes due 2010. These Senior Notes were unsecured obligations of Dex Media West and interest was payable on February 15th and August 15th of each year. As of December 31, 2009, $385.0 million aggregate principal amount was outstanding.

As of December 31, 2009, Dex Media West had issued $300.0 million aggregate principal amount of 5.875% Senior Notes due 2011. These Senior Notes were unsecured obligations of Dex Media West and interest was payable on May 15th and November 15th of each year. As of December 31, 2009, $8.7 million aggregate principal amount was outstanding.

As of December 31, 2009, Dex Media West had issued $780 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2013. These Senior Subordinated Notes were unsecured obligations of

Dex Media West and interest is payable on February 15th and August 15th of each year. As of December 31, 2009, $761.7 million aggregate principal amount was outstanding.

Impact of Dex Media Merger

As a result of the Dex Media Merger, an adjustment was established to record the acquired debt at fair value on January 31, 2006. This fair value adjustment was amortized as a reduction of interest expense using the effective interest method through May 28, 2009 and did not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense or loss on debt transactions, as applicable, was $7.7 million, $17.6 million and $92.1 million (including $62.2 million related to the redemption of Dex Media East’s Senior Notes and Senior Subordinated Notes during 2007, which was recorded as a loss on debt transactions) for the years ended December 31, 2009, 2008 and 2007, respectively. The offset to interest expense was to be recognized over the life of the respective debt, however due to filing the Chapter 11 petitions, unamortized fair value adjustments of $78.5 million at May 28, 2009 were written-off and recognized as a reorganization item on the consolidated statement of operations for the year ended December 31, 2009.

Liquidity and Cash Flows

Subsequent to the Effective Date, the Company’s primary sources of liquidity will be existing cash on hand and cash flows generated from operations. The Company’s primary liquidity requirements will be to fund operations and service its indebtedness.

Dex One’s ability to meet its debt service requirements will be dependent on its ability to generate sufficient cash flows from operations. The primary sources of cash flows will consist mainly of cash receipts from the sale of our marketing products and marketing services and can be impacted by, among other factors, general economic conditions, an increase in competition and more fragmentation in the local business search market, consumer confidence and the level of demand for our advertising products and services.

Based on current financial projections, the Company expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and capital expenditures, as well as meet debt service requirements and satisfy interest and principal payment obligations. However, no assurances can be made that our business will generate sufficient cash flows from operations to enable us to fund these prospective cash requirements.

See Item 1A, “Risk Factors” for additional information regarding risks and uncertainties associated with our business. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Recent Trends Related to Our Business” for additional information related to trends and uncertainties with respect to our business.

During the year ended December 31, 2009, we made principal payments of $290.1 million under our credit facilities. During the year ended December 31, 2009, we made revolver borrowings of $361.0 million, offset by revolver payments of $18.7 million, resulting in a net increase of $342.3 million of the revolver portions under our credit facilities.

For the year ended December 31, 2009, we made aggregate net cash interest payments of $388.1 million. At December 31, 2009, we had $665.9 million of cash and cash equivalents before checks not yet presented for payment of $10.8 million.

Cash Flow Activities

Cash provided by operating activities was $515.8 million for the year ended December 31, 2009. Key contributors to operating cash flow include the following:

•	$(6,453.3) million in net loss, which includes the impact of the intangible asset impairment charges.

•	$6,423.9 million of net non-cash items consisting of the intangible asset impairment charges of $7,337.8 million, offset by $(913.9) million in deferred income taxes, which includes the tax impact of the intangible asset impairment charges.

•	$789.9 million of other net non-cash items primarily consisting of $578.8 million of depreciation and amortization, $146.5 million in bad debt provision, $25.1 million in other non-cash items, primarily related to the amortization of deferred financing costs, $17.6 million associated with net reorganization items, $11.4 million of stock-based compensation expense and an increase in interest expense of $10.5 million associated with the change in fair value of our interest rate swaps.

•	$171.6 million net use of cash from a decrease in deferred directory revenues of $226.3 million, primarily due to lower advertising sales, offset by a net decrease in accounts receivable of $54.7 million, which is comprised of a decrease in accounts receivable of $201.2 million, offset by the provision for bad debts of $146.5 million. During 2009, the Company has experienced deterioration in its accounts receivable aging categories, which has been driven by weaker economic conditions. The change in deferred revenues and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenues and billed to clients.

•	$39.2 million net source of cash from a decrease in other assets, consisting of a $41.2 million decrease in other current and non-current assets, primarily relating to deferred commissions, print, paper and delivery costs and changes in the fair value of the Company’s interest rate swap agreements, offset by a $2.0 million increase in prepaid directory costs resulting from publication seasonality.

•	$10.2 million net source of cash from an increase in accounts payable and accrued liabilities, primarily resulting from an increase in accrued interest payable of $65.1 million and a $15.0 million increase in other accrued liabilities, offset by a $69.9 million decrease in trade accounts payable. These changes comprise items included in liabilities subject to compromise on the consolidated balance sheet at December 31, 2009. The source of cash from an increase in accounts payable and accrued liabilities is a direct result of filing the Chapter 11 petitions, whereby payment of pre-petition obligations has been delayed.

•	$122.5 million decrease in other non-current liabilities primarily resulting from deferred taxes, the change in pension and postretirement long-term liabilities and the change in fair value of our interest rate swaps.

Cash used in investing activities for the year ended December 31, 2009 was $33.4 million and includes the following:

•	$33.4 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

Cash provided by financing activities for the year ended December 31, 2009 was $52.3 million and includes the following:

•	$290.1 million in principal payments on term loans under our secured credit facilities.

•	$361.0 million in borrowings under our revolvers. The Company made the borrowings under the various revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.

•	$18.7 million in principal payments on our revolvers.

Cash provided by operating activities was $548.7 million for the year ended December 31, 2008. Key contributors to operating cash flow include the following:

•	$(2,298.3) million in net loss, which includes the impact of the goodwill impairment charges.

•	$2,558.5 million of net non-cash items consisting of the impairment charges of $3,870.4 million, offset by $(1,311.9) million in deferred income taxes, which includes the tax impact of the goodwill impairment charges.

•	$(265.2) million net gain on the debt transactions.

•	$680.9 million of other net non-cash items primarily consisting of $483.3 million of depreciation and amortization, $138.4 million in bad debt provision, of which $36.4 million relates to the change in net accounts receivable, $29.5 million of stock-based compensation expense, $24.7 million of net additional interest expense associated with ineffective interest rate swaps and $5.0 million in other non-cash items, primarily consisting of $65.1 million related to the accretion of our discounted debt, $29.0 million related to the amortization of deferred financing costs, offset by $32.5 million associated with the change in fair value of our interest rate swaps, $38.0 million associated with the freeze on the Company’s defined benefit plans and the elimination of the retiree health care and life insurance benefits and $17.6 million associated with the amortization of the fair value adjustments required by GAAP as a result of the Dex Media Merger, which reduced interest expense.

•	$197.7 million net use of cash from a decrease in deferred directory revenues of $95.8 million due to lower advertising sales and an increase in accounts receivable of $101.9 million, representing the increase in accounts receivable net of the provision for bad debts of $138.3 million, due to an increase in days outstanding of client balances and deterioration in accounts receivable aging categories, which has been driven by the extension of the write-off policy in our Qwest markets to conform to the legacy RHD markets, weaker economic conditions and the transition to in-house billing and collection services for certain local clients in our Qwest markets that were previously performed by Qwest on our behalf. The change in deferred revenues and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenues and billed to clients.

•	$45.0 million net source of cash from a decrease in other assets, consisting of a $28.7 million decrease in prepaid directory costs resulting from publication seasonality as well as a $16.3 million decrease in other current and non-current assets, primarily relating to deferred commissions, print, paper and delivery costs and changes in the fair value of the Company’s interest rate swap agreements.

•	$25.4 million net use of cash from a decrease in accounts payable and accrued liabilities, primarily reflecting a $39.5 million decrease in trade accounts payable resulting from timing of invoice processing versus payment thereon and a $17.7 million decrease in accrued interest payable on outstanding debt, offset by a $31.8 million increase in other accrued liabilities.

•	$50.9 million increase in other non-current liabilities, including pension and postretirement long-term liabilities.

Cash used in investing activities for the year ended December 31, 2008 was $66.3 million and includes the following:

•	$70.6 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

•	$4.3 million in cash proceeds from the disposition of an equity investment in the fourth quarter of 2007, which were received in January 2008.

Cash used in financing activities for the year ended December 31, 2008 was $397.2 million and includes the following:

•	$1,017.2 million in proceeds, net of costs, from borrowings under our new Dex Media West credit facility, which was used to refinance the former Dex Media West credit facility and pay related fees and expenses.

•	$1,281.7 million in principal payments on term loans under our credit facilities and notes. With regard to our credit facilities, $60.7 million represents scheduled principal payments and $1,221.0 million

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

Contractual Obligations

The contractual obligations table presented below sets forth Dex One’s annual commitments for principal and interest payments on its debt as of the Effective Date, as well as other cash obligations for the next five years and thereafter as of December 31, 2009. The debt repayments as presented in this table include only the scheduled principal payments under the current debt agreements.

	Payments Due by Period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
	(Amounts in millions)

Principal Payments on Long-Term Debt(1)	$3,384.8	$165.9	$387.5	$2,531.4	$300.0
Interest on Long-Term Debt(2)	1,257.8	232.8	483.4	457.8	83.8
Operating Leases(3)	69.1	22.1	30.9	13.6	2.5
Unconditional Purchase Obligations(4)	107.5	35.4	69.4	2.7	—
Other Long-Term Liabilities(5)	241.6	30.0	44.4	54.5	112.7

Total Contractual Obligations	$5,060.8	$486.2	$1,015.6	$3,060.0	$499.0

(1)	Included in long-term debt are principal amounts owed under the amended and restated credit facilities and the Dex One Senior Subordinated Notes, including the current portion of long-term debt, as of the Effective Date. As a result of our emergence from Chapter 11 on the Effective Date, we do not believe that it is meaningful to present the contractual amounts of our long-term debt as of December 31, 2009.

(2)	Interest on debt represents cash interest payment obligations assuming all indebtedness as of the Effective Date will be paid in accordance with its contractual maturity and assumes interest rates on variable interest debt at the Effective Date will remain unchanged in future periods. Please refer to “Liquidity and Capital Resources” for interest rates on the amended and restated credit facilities and the Dex One Senior Subordinated Notes.

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

(4)	In connection with our software system modernization and on-going support services related to the Amdocs software system, we are obligated to pay Amdocs approximately $68.3 million over the years 2010 through 2012. Effective January 1, 2010, we amended and restated an Internet Yellow Pages reseller agreement whereby we are obligated to pay to AT&T $31.8 million over the years 2010 through 2012. We have entered into a Directory Advertisement agreement with a CMR to cover advertising placed with the Company by the CMR on behalf of Qwest. Under this agreement, we are obligated to pay the CMR approximately $6.5 million for commissions over the years 2010 through 2014.

(5)	We have defined benefit plans covering substantially all employees. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. Based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table. See Item 8, “Financial Statements and Supplementary Data” — Note 9, “Benefit Plans” for changes made to our defined benefit plans effective January 1, 2010. Those expected future benefit payments, including administrative expenses, net of employee contributions, are included in the table above. Dex One expects to make contributions of approximately $3.6 million and $2.9 million to our pension plans and postretirement plan, respectively, in 2010.

Subsequent Events

See Item 8, “Financial Statements and Supplementary Data” — Note 16, “Subsequent Events” for an unaudited pro-forma presentation of the impact of emergence from reorganization and fresh start accounting on our financial position.

Issuance of New Common Stock

Upon emergence from Chapter 11 and pursuant to the Plan, all of the issued and outstanding shares of RHD common stock and any other outstanding equity securities of RHD including all stock options, stock appreciation rights and restricted stock, were cancelled. On the Effective Date, Dex One issued an aggregate amount of 50,000,001 shares of new common stock, par value $.001 per share.

Registration Rights Agreement

On the Effective Date and pursuant to the Plan, the Company entered into a Registration Rights Agreement (the “Agreement”), requiring the Company to register with the SEC certain shares of its common stock and/or the Dex One Senior Subordinated Notes upon the request of one or more Eligible Holders (as defined in the Agreement), in accordance with the terms and conditions set forth therein. The Company is also required, pursuant to the Agreement, to file a shelf registration statement covering the resale of Registerable Securities, as defined, within 30 days of the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2009 and use its commercially reasonable efforts to cause such shelf registration statement to become effective within 75 days after its filing. The Agreement also provides to Eligible Holders certain piggyback registration rights in connection with the registration of other securities by the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk and Risk Management as of December 31, 2009

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

The Company has entered into the following interest rate swaps that effectively convert approximately $200.0 million, or 6%, of the Company’s variable rate debt to fixed rate debt as of December 31, 2009. At December 31, 2009, approximately 37% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 65% of our total debt portfolio as of December 31, 2009. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

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

As a result of filing the Chapter 11 petitions, the Company does not have any interest rate swaps designated as cash flow hedges as of December 31, 2009.

Under the terms of the interest rate swap agreements, the Company receives variable interest based on three-month LIBOR and pays a weighted average fixed rate of 3.4%. The weighted average variable rate received on our interest rate swaps was 0.25% at December 31, 2009. These periodic payments and receipts are recorded as interest expense.

The notional amount of our interest rate swaps is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Assuming a 0.125% increase in the interest rate associated with the floating rate borrowings under our credit facilities (after giving effect to the interest rate swaps), interest expense would increase $4.2 million on an annual basis.

See Note 2, “Summary of Significant Accounting Policies - Derivative Financial Instruments and Hedging Activities” and Note 6, “Derivative Financial Instruments,” included in Item 8 of this Annual Report, for additional information regarding our derivative financial instruments and hedging activities.

Market Risk Sensitive Instruments

Our variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings. To satisfy this objective, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt.

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

As a result of filing the Chapter 11 petitions, certain interest rate swaps with a notional amount of $850.0 million were terminated by the respective counterparties and, as such, are no longer deemed financial instruments to be measured at fair value. As of December 31, 2009, these interest rate swaps were not settled and, as such, a liability of $29.9 million, net of accrued interest, is recognized in accounts payable and accrued liabilities on the consolidated balance sheet at December 31, 2009. In conjunction with the amendment and restatement of the Company’s credit facilities on the Effective Date, these interest rate swaps were converted into a new tranche of term loans under each of the related credit facilities.

In addition, as a result of filing the Chapter 11 petitions, Dex Media East interest rate swaps with a notional amount of $100.0 million at December 31, 2009 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment is no longer permitted. Interest expense for the year ended December 31, 2009 includes a non-cash charge of $5.6 million associated with the change in fair value of the Dex Media East interest rate swaps no longer deemed financial instruments as a result of filing the Chapter 11 petitions. Interest expense for the year ended December 31, 2009 also includes a non-cash charge of $9.6 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. The amounts previously charged to accumulated other comprehensive loss related to the Dex Media East interest rate swaps will be amortized to interest expense over the remaining life of the interest rate swaps based on future interest payments, as it is not probable that those forecasted transactions will not occur. In accordance with fresh start accounting and reporting, unamortized amounts previously charged to accumulated other comprehensive loss will be eliminated on the Fresh Start Reporting Date.

As a result of the change in fair value of our interest rate swaps associated with the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility on June 6, 2008 and settlement and termination of certain of these interest rate swaps during the second quarter of 2009, interest expense includes a reduction of $10.7 million for the year ended December 31, 2009, compared to a non-cash charge of $3.7 million for the year ended December 31, 2008. Interest expense for the year ended December 31, 2008 also includes a non-cash charge of $21.0 million resulting from amounts charged to accumulated other comprehensive loss related to these interest rate swaps prior to June 6, 2008.

Certain interest rate swaps acquired as a result of the Dex Media Merger were not designated as cash flow hedges. All of these interest rate swaps were eventually settled by December 31, 2007. For the year ended December 31, 2007, the Company recorded additional interest expense of $3.4 million as a result of the change in fair value of the acquired undesignated interest rate swaps.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

The management of Dex One Corporation (formerly R.H. Donnelley Corporation) is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting within the meaning of Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in the financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of R.H. Donnelley Corporation’s internal control over financial reporting as of December 31, 2009. In undertaking this assessment, management used the criteria established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control — Integrated Framework.

Based on its assessment, management has concluded that as of December 31, 2009, the Company’s internal control over financial reporting is effective based on the COSO criteria.

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears in page F-4. KPMG LLP has also audited the Company’s Consolidated Financial Statements of R. H. Donnelley and subsidiaries as of and for the year ending December 31, 2009, included in this Annual Report on Form 10-K, as stated in their report that appears on page F-3.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Dex One Corporation:

We have audited the accompanying consolidated balance sheets of R.H. Donnelley Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in shareholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.H. Donnelley Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), R.H. Donnelley Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Raleigh, North Carolina
March 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Dex One Corporation:

We have audited R.H. Donnelley Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). R.H. Donnelley Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, R.H. Donnelley Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of R.H. Donnelley Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in shareholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Raleigh, North Carolina
March 12, 2010

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
	(In thousands, except share data)

ASSETS
Current Assets
Cash and cash equivalents	$665,940	$131,199
Accounts receivable
Billed	244,048	303,338
Unbilled	639,577	777,684
Allowance for doubtful accounts and sales claims	(57,839)	(53,995)

Net accounts receivable	825,786	1,027,027
Deferred directory costs	138,061	164,248
Short-term deferred income taxes, net	—	97,973
Prepaid expenses and other current assets	90,928	95,084

Total current assets	1,720,715	1,515,531
Fixed assets and computer software, net	157,272	188,695
Deferred income taxes, net	399,885	—
Other non-current assets	62,699	167,222
Intangible assets, net	2,158,223	10,009,261

Total Assets	$4,498,794	$11,880,709

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities Not Subject to Compromise
Accounts payable and accrued liabilities	$168,488	$216,093
Short-term deferred income taxes, net	108,184	—
Accrued interest	4,643	181,102
Deferred directory revenues	848,775	1,076,271
Current portion of long-term debt	993,528	113,566

Total current liabilities not subject to compromise	2,123,618	1,587,032
Long-term debt	2,561,248	9,508,690
Deferred income taxes, net	—	998,071
Other non-current liabilities	380,163	280,291

Total liabilities not subject to compromise	5,065,029	12,374,084
Liabilities subject to compromise	6,352,813	—
Commitments and contingencies
Shareholders’ Deficit
Common stock, par value $1 per share, authorized — 400,000,000 shares; issued — 88,169,275 shares at December 31, 2009 and 2008; outstanding — 68,955,674 shares and 68,807,446 shares at December 31, 2009 and December 31, 2008, respectively	88,169	88,169
Additional paid-in capital	2,442,549	2,431,411
Accumulated deficit	(9,137,160)	(2,683,867)
Treasury stock, at cost, 19,213,601 shares at December 31, 2009 and 19,361,829 shares at December 31, 2008	(256,114)	(256,277)
Accumulated other comprehensive loss	(56,492)	(72,811)

Total shareholders’ deficit	(6,919,048)	(493,375)

Total Liabilities and Shareholders’ Deficit	$4,498,794	$11,880,709

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net revenues	$2,202,447	$2,616,811	$2,680,299
Expenses:
Production and distribution expenses (exclusive of depreciation and amortization shown separately below)	350,729	418,258	450,254
Selling and support expenses	663,638	729,663	716,333
General and administrative expenses	68,968	120,930	145,640
Depreciation and amortization	578,840	483,268	443,106
Impairment charges	7,337,775	3,870,409	20,000

Total expenses	8,999,950	5,622,528	1,775,333
Operating income (loss)	(6,797,503)	(3,005,717)	904,966
Non-operating income	—	—	1,818
Interest expense, net	(489,542)	(835,472)	(804,571)
Gain (loss) on debt transactions, net	—	265,166	(26,321)

Income (loss) before reorganization items, net and income taxes	(7,287,045)	(3,576,023)	75,892
Reorganization items, net	(94,768)	—	—

Income (loss) before income taxes	(7,381,813)	(3,576,023)	75,892
(Provision) benefit for income taxes	928,520	1,277,696	(29,033)

Net income (loss)	$(6,453,293)	$(2,298,327)	$46,859

Earnings (loss) per share
Basic	$(93.67)	$(33.41)	$0.66

Diluted	$(93.67)	$(33.41)	$0.65

Shares used in computing earnings (loss) per share
Basic	68,896	68,793	70,932

Diluted	68,896	68,793	71,963

Comprehensive Income (Loss)
Net income (loss)	$(6,453,293)	$(2,298,327)	$46,859
Unrealized gain (loss) on interest rate swaps, net of tax benefit of $ —, $(4,385) and $(15,468) for the years ended December 31, 2009, 2008 and 2007, respectively	5,606	(5,724)	(25,270)
Benefit plans adjustment, net of tax provision (benefit) of $ —, $(24,902) and $5,446 for the years ended December 31, 2009, 2008 and 2007, respectively	10,713	(41,347)	8,986

Comprehensive income (loss)	$(6,436,974)	$(2,345,398)	$30,575

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash Flows from Operating Activities
Net income (loss)	$(6,453,293)	$(2,298,327)	$46,859
Reconciliation of net income (loss) to net cash provided by operating activities:
Impairment charges	7,337,775	3,870,409	20,000
(Gain) loss on debt transactions, net	—	(265,166)	26,321
Depreciation and amortization	578,840	483,268	443,106
Deferred income tax provision (benefit)	(913,872)	(1,311,892)	8,668
Provision for bad debts	146,553	138,353	80,850
Stock-based compensation expense	11,393	29,509	39,017
Change in fair value of interest rate swaps	10,480	24,683	3,358
Other non-cash items, net	25,071	4,973	44,771
Non-cash reorganization items, net	17,576	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	54,688	(101,911)	(95,787)
Decrease (increase) in other assets	39,150	45,020	(5,966)
Increase (decrease) in accounts payable and accrued liabilities	10,239	(25,403)	66,142
Decrease in deferred directory revenue	(226,307)	(95,764)	(26,455)
(Decrease) increase in other non-current liabilities	(122,471)	50,942	40,925

Net cash provided by operating activities	515,822	548,694	691,809
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(33,385)	(70,642)	(77,470)
Acquisitions, net of cash received	—	—	(329,102)
Equity investment disposition (investment)	—	4,318	(2,500)

Net cash used in investing activities	(33,385)	(66,324)	(409,072)
Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	—	—	1,468,648
Additional borrowings under the credit facilities, net of costs	—	1,017,202	1,416,822
Credit facilities repayments	(290,071)	(1,281,701)	(1,674,095)
Note repurchases and related costs	—	(92,130)	(1,398,892)
Revolver borrowings	361,000	398,100	722,550
Revolver repayments	(18,749)	(422,150)	(781,400)
Tender, redemption and call premium payments	—	—	(71,656)
Debt issuance costs in connection with debt transactions	—	(10,467)	—
Repurchase of common stock	—	(6,112)	(89,578)
Proceeds from employee stock option exercises	—	95	13,412
Proceeds from issuance of common stock	—	—	9,000
Increase (decrease) in checks not yet presented for payment	124	(84)	(7,721)

Net cash provided by (used in) financing activities	52,304	(397,247)	(392,910)
Increase (decrease) in cash and cash equivalents	534,741	85,123	(110,173)
Cash and cash equivalents, beginning of year	131,199	46,076	156,249

Cash and cash equivalents, end of year	$665,940	$131,199	$46,076

Supplemental Information
Cash paid:
Interest, net	$388,112	$746,529	$721,505

Income taxes, net	$7,873	$1,587	$10,075

Non-cash financing activities:
Reduction of debt from Debt Exchanges	$—	$(172,804)	$—

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

					Accumulated	Total
					Other	Shareholders’
	Common	Additional	Accumulated	Treasury	Comprehensive	Equity
	Stock	Paid-in Capital	Deficit	Stock	Loss	(Deficit)
	(In thousands)

Balance, December 31, 2006	$88,169	$2,341,009	$(437,496)	$(161,470)	$(9,456)	$1,820,756
Net income			46,859			46,859
Employee stock option exercises		12,734		678		13,412
Issuance of common stock — Business.com Acquisition		8,852		148		9,000
Cumulative effect of FASB ASC 740 adoption			5,097			5,097
Other adjustments related to compensatory stock awards		569				569
Unrealized loss on interest rate swaps, net of tax					(25,270)	(25,270)
Benefit plans adjustment, net of tax					8,986	8,986
Compensatory stock awards		39,017				39,017
Repurchase of common stock				(95,690)		(95,690)

Balance, December 31, 2007	88,169	2,402,181	(385,540)	(256,334)	(25,740)	1,822,736
Net loss			(2,298,327)			(2,298,327)
Employee stock option exercises		38		57		95
Other adjustments related to compensatory stock awards		(317)				(317)
Unrealized loss on interest rate swaps, net of tax					(5,724)	(5,724)
Benefit plans adjustment, net of tax					(41,347)	(41,347)
Compensatory stock awards		29,509				29,509

Balance, December 31, 2008	88,169	2,431,411	(2,683,867)	(256,277)	(72,811)	(493,375)
Net loss			(6,453,293)			(6,453,293)
Other adjustments related to compensatory stock awards		(255)		163		(92)
Unrealized gain on interest rate swaps, net of tax					5,606	5,606
Benefit plans adjustment, net of tax					10,713	10,713
Compensatory stock awards		11,393				11,393

Balance, December 31, 2009	$88,169	$2,442,549	$(9,137,160)	$(256,114)	$(56,492)	$(6,919,048)

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data and percentages and where otherwise indicated)

1.	Business and Presentation

The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries (the “Company,” “RHD,” “we,” “us” and “our”). As of December 31, 2009, R.H. Donnelley Inc. (“RHDI” or “RHD Inc.”), Dex Media, Inc. (“Dex Media”), Business.com, Inc. (“Business.com”) and RHD Service LLC (“RHD Service”) were our only direct wholly-owned subsidiaries. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of RHD as of and for year ended December 31, 2009. All intercompany transactions and balances have been eliminated.

Dex One Corporation (“Dex One,” “Successor Registrant,” or “Company,” “we,” “us” and “our” subsequent to the Effective Date) became the successor registrant to RHD upon emergence from Chapter 11 relief under Title 11 of the United States Code (the “Bankruptcy Code”) on January 29, 2010, (the “Effective Date”). References to Dex One or Successor Registrant in this Annual Report pertain to periods subsequent to the Effective Date.

Corporate Overview

We are a marketing services company that helps our clients grow their business by providing marketing products that help them get found by ready-to-buy consumers and marketing services that help them get chosen over their competitors. Through our Dex® Advantage, clients’ business information is published and marketed through a single profile and distributed via a variety of both owned and operated products and through other local search products. Dex Advantage spans multiple media platforms for local advertisers including print with our Dex published directories, which we co-brand with other brands in the industry such as Qwest, CenturyLink (formerly Embarq) and AT&T, online and mobile devices with DexKnows.com® and voice-activated directory search at 1-800-Call-Dextm. Our digital affiliate provided solutions are powered by DexNettm, which leverages network partners including the premier search engines, such as Google® and Yahoo!® and other leading online sites. Our growing list of marketing services include local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, keyword and search engine optimization strategies and programs, distribution strategies, social strategies, and tracking and reporting.

Filing of Voluntary Petitions in Chapter 11

On May 28, 2009 (the “Petition Date”), the Company and its subsidiaries listed below (collectively with the Company, the “Debtors”) filed voluntary petitions for Chapter 11 relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

•	RHDI

•	DonTech Holdings, LLC

•	DonTech II Partnership

•	R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC

•	R.H. Donnelley Publishing & Advertising of Illinois Partnership

•	R.H. Donnelley Publishing & Advertising, Inc.

•	Get Digital Smart.com, Inc.

•	R.H. Donnelley APIL, Inc.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	RHD Service LLC

•	Dex Media, Inc.

•	Dex Media East, Inc.

•	Dex Media East LLC (“Dex Media East”)

•	Dex Media East Finance Co.

•	Dex Media West, Inc.

•	Dex Media West LLC (“Dex Media West”)

•	Dex Media West Finance Co.

•	Dex Media Service LLC

•	Business.com, Inc.

•	Work.com, Inc.

Confirmed Plan of Reorganization and Emergence from the Chapter 11 Proceedings

On January 12, 2010, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law, and Order Confirming the Joint Plan of Reorganization for the Company and its subsidiaries (the “Confirmation Order”). On the Effective Date, the Joint Plan of Reorganization for the Company and its subsidiaries (the “Plan”) became effective in accordance with its terms.

From the Petition Date until the Effective Date, the Debtors operated their businesses as debtors-in-possession in accordance with the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) were jointly administered under the caption In re R.H. Donnelley Corporation, Case No. 09-11833 (KG) (Bankr. D. Del. 2009).

Restructuring

As part of a restructuring that was conducted in connection with the Debtors’ emergence from bankruptcy, the Debtors merged, consolidated, dissolved, or terminated, shortly after the Effective Date, certain of their wholly-owned subsidiaries, as set forth below:

•	DonTech Holdings, LLC and R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC were merged into their sole member, RHDI;

•	The DonTech II Partnership and R.H. Donnelley Publishing & Advertising of Illinois Partnership technically terminated their respective partnership agreements due to the loss of a second partner;

•	Dex Media East Finance Co. was merged into Dex Media East;

•	Dex Media West Finance Co. was merged into Dex Media West;

•	Work.com, Inc. was merged into Business.com, Inc.;

•	GetDigitalSmart.com, Inc. was merged into RHDI;

•	Dex Media East was merged into Dex Media East, Inc. (“DME Inc.”);

•	Dex Media West was merged into Dex Media West, Inc. (“DMW Inc.”); and

•	R.H. Donnelley Publishing & Advertising, Inc. was merged into RHDI.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

After effectuating the restructuring transactions, Dex One became the ultimate parent company of each of the following surviving subsidiaries: (i) RHDI, (ii) Dex Media, Inc., (iii) DME Inc., (iv) DMW Inc., (v) Dex Media Service LLC, (vi) Dex One Service LLC (which was subsequently converted into a Delaware corporation under the name Dex One Service, Inc. effective March 1, 2010, (vii) Business.com, Inc. and (viii) R.H. Donnelley APIL, Inc.

Consummation of the Plan

Distributions Pursuant to the Plan

Since the Effective Date, the Company has substantially consummated the various transactions contemplated under the confirmed Plan. In particular, as of March 1, 2010, the Company has made substantially all of the distributions of cash, stock, and securities that were required to be made under the Plan by such date to creditors and other parties with allowed claims, including, but not limited to, the following Plan distributions:

•	On the Effective Date, in accordance with the Plan, the Company issued the following number of shares of Dex One common stock (i) approximately 10.5 million shares, representing 21.0% of total outstanding common stock, to all holders of notes issued by RHD; (ii) approximately 11.65 million shares, representing 23.3% of total outstanding common stock, to all holders of notes issued by Dex Media, Inc.; (iii) approximately 12.9 million shares, representing 25.8% of total outstanding common stock, to all holders of notes issued by RHDI; (iv) approximately 6.5 million shares, representing 13.0% of total outstanding common stock, to all holders of senior notes issued by Dex Media West; and (v) approximately 8.45 million shares, representing 16.9% of total outstanding common stock, to all holders of senior subordinated notes issued by Dex Media West.

•	On the Effective Date, in accordance with the terms of the Plan, holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011 also received their pro rata share of Dex One’s $300.0 million aggregate principal amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”).

•	As of March 1, 2010, pursuant to the Plan, the Company made distributions in cash on account of all, or substantially all, of the allowed claims of general unsecured creditors. Allowed claims of general unsecured creditors that have not been paid as of March 1, 2010 will be paid during 2010.

Pursuant to the terms of the Plan, the Company is also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the initial distribution date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the Chapter 11 Cases.

Discharge, Releases, and Injunctions Pursuant to the Plan and the Confirmation Order

The Plan and Confirmation Order also contain various discharges, injunctive provisions, and releases that became operative upon the Effective Date. These provisions are summarized in Sections M through O of the Confirmation Order and more fully described in Article X of the Plan.

Impact on Long-Term Debt Upon Emergence from the Chapter 11 Proceedings

On the Effective Date and in accordance with the Plan, $6.1 billion of our senior notes, senior discount notes and senior subordinated notes (collectively the “notes in default”) were exchanged for (a) 100% of the reorganized Dex One equity and (b) we issued $300.0 million of the Dex One Senior Subordinated Notes to the holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011 on a pro rata basis in addition to their share of the reorganized Dex One equity. As of the Effective Date, aggregate

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding debt was $3.4 billion, comprised of $3.1 billion outstanding under our amended and restated credit facilities and the $300.0 million Dex One Senior Subordinated Notes. See Note 5, “Long-Term Debt, Credit Facilities and Notes” for further details of our long-term debt.

Accounting Matters Resulting from the Chapter 11 Proceedings

The filing of the Chapter 11 petitions constituted an event of default under the indentures governing the Company’s notes in default and the debt obligations under those instruments became automatically and immediately due and payable, although any actions to enforce such payment obligations were automatically stayed under the applicable bankruptcy law. Based on the bankruptcy petitions, the notes in default are included in liabilities subject to compromise on the consolidated balance sheet at December 31, 2009.

The filing of the Chapter 11 petitions also constituted an event of default under the Company’s credit facilities. However, based upon the Plan, these secured lenders would receive 100% principal recovery and scheduled amortization and interest subsequent to the filing of the Chapter 11 petitions. The Company has determined that the fair value of the collateral securing each of its credit facilities exceeded the book value of such credit facilities, including accrued interest and interest rate swap liabilities associated with each of the credit facilities, and therefore, the credit facilities are excluded from liabilities subject to compromise on the consolidated balance sheet at December 31, 2009.

As a result of filing the Chapter 11 petitions, certain interest rate swaps with a notional amount of $850.0 million were terminated by the respective counterparties and, as such, are no longer deemed financial instruments to be measured at fair value. As of December 31, 2009, these interest rate swaps were not settled and, as such, a liability of $29.9 million, net of accrued interest, is recognized in accounts payable and accrued liabilities on the consolidated balance sheet at December 31, 2009. In conjunction with the amendment and restatement of the Company’s credit facilities on the Effective Date, these interest rate swaps were converted into a new tranche of term loans under each of the related credit facilities. See Note 5, “Long-Term Debt, Credit Facilities and Notes” for additional information. In addition, as a result of filing the Chapter 11 petitions, Dex Media East interest rate swaps with a notional amount of $100.0 million at December 31, 2009 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment is no longer permitted.

For periods subsequent to the Chapter 11 bankruptcy filing, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations (“FASB ASC 852”), has been applied in preparing the consolidated financial statements. FASB ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses including professional fees, realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process will be classified as reorganization items on the consolidated statement of operations. Additionally, on the consolidated balance sheet, liabilities are segregated between liabilities not subject to compromise and liabilities subject to compromise. Liabilities subject to compromise are reported at their pre-petition amounts or current unimpaired values, even if they may be settled for lesser amounts.

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the Chapter 11 bankruptcy proceeding. In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareholders’ deficit accounts, the effects of any changes that may be made in the Company’s capitalization; or (iv) as to operations, the effects of any changes that may be made to the Company’s business.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Going Concern

As of December 31, 2009, we had total outstanding debt of $9.6 billion, of which $6.1 billion pertains to our notes in default and is identified as liabilities subject to compromise and $3.5 billion pertains to our existing credit facilities and is excluded from liabilities subject to compromise on the consolidated balance sheet at December 31, 2009.

On the Effective Date and in accordance with the Plan, the notes in default were exchanged for 100% of the reorganized Dex One equity and $300 million of the Dex One Senior Subordinated Notes. In addition, the terms and conditions of the existing credit facilities were amended and restated. See Note 5, “Long-Term Debt, Credit Facilities and Notes” for additional information.

As a result of our emergence from the Chapter 11 proceedings and the restructuring of our outstanding debt, we believe that the Company will generate sufficient cash flow from operations to satisfy all of its debt obligations according to applicable terms and conditions for a reasonable period of time. See Note 16, “Subsequent Events” for information and analysis on our emergence from the Chapter 11 proceedings and the pro forma impact on our financial position.

Fresh Start Accounting

The Company will adopt fresh start accounting and reporting effective February 1, 2010 (“Fresh Start Reporting Date”) in accordance with FASB ASC 852, as the holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and the reorganization value of the Company’s assets was less than its post-petition liabilities and allowed claims. The consolidated financial statements included herein, as applicable, do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. See Note 16, “Subsequent Events” for an unaudited pro-forma presentation of the impact of emergence from reorganization and fresh start accounting on our financial position.

Other Significant Financing Developments

On May 28, 2009 and in conjunction with the Plan, the Company repaid an aggregate of $200.0 million in principal on outstanding balances owed under its credit facilities as follows:

Description	Amount

RHDI
Term Loan D-1	$13,797
Term Loan D-2	54,912
Revolver	8,938

Dex Media West
Term Loan A	6,971
Term Loan B	50,941
Revolver	4,826

Dex Media East
Term Loan A	34,176
Term Loan B	20,454
Revolver	4,985

Total repayment	$200,000

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 13, 2009, the Company borrowed the unused portions under the RHDI revolving credit facility (“RHDI Revolver”), Dex Media East revolving credit facility (“Dex Media East Revolver”) and Dex Media West revolving credit facility (“Dex Media West Revolver”) totaling $174.0 million, $97.0 million and $90.0 million, respectively. The Company made the borrowings under the various revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.

2.	Summary of Significant Accounting Policies

Revenue Recognition

Our advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish. Revenue from the sale of such advertising is deferred when a directory is published, net of estimated sales claims, and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). Advertising revenues also include revenues for Internet-based advertising products, including online directories such as DexKnows.com and DexNet. Advertising revenues are affected by several factors, including changes in the quantity and size of advertisements, acquisition of new clients, renewal rates

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of existing clients, premium advertisements sold, changes in advertisement pricing, the introduction of new products, an increase in competition and more fragmentation in the local business search market and general economic factors. Revenues with respect to our Internet-based advertising products that are sold with print advertising are initially deferred until the service is delivered or fulfilled and recognized ratably over the life of the contract. Revenues with respect to Internet-based services that are not sold with print advertising, such as DexNet, are recognized as delivered or fulfilled.

Revenue and deferred revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based primarily on historical experience. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer represent the amount of claims we may incur in the future. The Company recorded sales claims allowances of $43.8 million, $45.3 million and $54.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In certain cases, the Company enters into agreements with clients that involve the delivery of more than one product or service. Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with FASB ASC 605-25, Revenue Recognition — Multiple-Element Arrangements.

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

Accounts Receivable

Accounts receivable consist of balances owed to us by our advertising clients. Our clients typically enter into a twelve-month contract for their advertising. Most local clients are billed a pro rata amount of their contract value on a monthly basis. On behalf of our national clients, Certified Marketing Representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to our clients. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience. We increase or decrease this estimate as information or circumstances indicate that the estimate no longer appropriately represents the amount of bad debts and sales claims that are probable to be incurred. Unbilled receivables represent contractually owed amounts, net of an allowance for sales claims, for published directories that have yet to be billed to our clients. We do not record an allowance for doubtful accounts until receivables are billed.

Identifiable Intangible Assets and Goodwill

As a result of prior acquisitions, certain long-term intangible assets were identified and recorded at their estimated fair values. The fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. The excess purchase price resulting from each of these acquisitions over the net tangible and identifiable intangible assets

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired was recorded as goodwill, all of which was impaired in 2008 as noted below. Prior to the goodwill impairment charges, goodwill was not amortized but was subject to impairment testing on an annual basis or more frequently if we believed indicators of impairment existed.

Amortization expense related to our intangible assets for the years ended December 31, 2009, 2008 and 2007 was $514.6 million, $415.9 million and $388.3 million, respectively. Amortization expense for these intangible assets for the five succeeding years is estimated to be approximately $184.7 million, $156.9 million, $152.1 million, $153.0 million and $142.7 million, respectively. These estimates are based on the significantly reduced book values of our directory services agreements as a result of the impairment charges during the fourth quarter of 2009, partially offset by increased amortization expense resulting from the reduction of the remaining useful lives associated with our directory services agreements, which is noted below. Annual amortization of intangible assets for tax purposes is approximately $615.9 million.

The acquired long-term intangible assets and their respective book values at December 31, 2009 have been adjusted for the impairment charges during the fourth quarter of 2009 noted below and are shown in the following table. The adjusted book values of these intangible assets represent their new cost basis. Accumulated amortization prior to the impairment charges has been eliminated and the new cost basis will be amortized over the remaining useful lives of the intangible assets.

							Technology,
	Directory	Local	National				Network
	Services	Customer	CMR	Third-Party	Trade	Advertising	Platforms
	Agreements	Relationships	Relationships	Contract	Names	Commitment	& Other	Total

Fair value:
Qwest	$989,738	$229,807	$50,044	$—	$490,000	$25,000	$—	$1,784,589
AT&T	151,964	90,000	10,003	—	—	—	—	251,967
CenturyLink	289,734	40,433	9,500	—	—	—	—	339,667
Business.com	—	1,184	—	4,699	18,500	—	17,467	41,850

Total	1,431,436	361,424	69,547	4,699	508,500	25,000	17,467	2,418,073
Accumulated amortization	—	(99,666)	(11,267)	—	(130,418)	(8,167)	(10,332)	(259,850)

Net intangible assets	$1,431,436	$261,758	$58,280	$4,699	$378,082	$16,833	$7,135	$2,158,223

As a result of filing the Chapter 11 petitions, the Company performed impairment tests of its definite-lived intangible assets and other long-lived assets during the year ended December 31, 2009. During the fourth quarter of 2009 and in conjunction with the filing of our amended Plan and amended Disclosure Statement, the Company finalized an extensive analysis associated with our emergence from Chapter 11. The Company utilized the following information and assumptions obtained from this analysis to complete its impairment evaluation:

•	Historical financial information, including revenue, profit margins, customer attrition data and price premiums enjoyed relative to competing independent publishers;

•	Long-term financial projections, including, but not limited to, revenue trends and profit margin trends; and

•	Intangible asset carrying values.

The impairment test of our definite-lived intangible assets and other long-lived assets was performed by comparing the carrying amount of our intangible assets and other long-lived assets to the sum of their undiscounted expected future cash flows. Impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the intangible asset, or its related group of assets, and other

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

long-lived assets. If impairment exists, an impairment charge is recognized equal to the amount that the carrying value of the intangible asset, or its related group of assets, and other long-lived assets exceeds its fair value based upon discounted expected future cash flows.

As a result of these impairment tests, the Company recognized an impairment charge of $7.3 billion during the fourth quarter of 2009 associated with directory services agreements, advertiser relationships, third party contracts and network platforms acquired in prior acquisitions. Components of the $7.3 billion impairment charge are shown in the following table:

	Directory	Local
	Services	Customer	Network	Third Party
	Agreements	Relationships	Platforms	Contracts	Total
	(In millions)

Qwest	$5,543.0	$—	$—	$—	$5,543.0
AT&T	682.0	—	—	—	682.0
CenturyLink	1,084.0	—	—	—	1,084.0
Business.com	—	16.3	1.6	10.5	28.4

Total impairment charge	$7,309.0	$16.3	$1.6	$10.5	$7,337.4

The fair values of these intangible assets were derived from a discounted cash flow analysis using a discount rate that is indicative of the risk that a market participant would be willing to accept. This analysis included a review of relevant financial metrics of peers within our industry.

The Company evaluates the remaining useful lives of its intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. In connection with our impairment testing during 2009, the Company also evaluated the remaining useful lives of its definite-lived intangible assets and other long-lived assets by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit the Company has over competing independent publishers in its markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. At December 31, 2009, the Company determined that due to the compression of our price premium benefit over competing independent publishers in our markets as well as a decline in market share during the year ended December 31, 2009, the remaining useful lives of the directory services agreements acquired in prior acquisitions will each be reduced from 33 years to weighted average remaining useful lives of 25 years for Dex Media East, 26 years for Dex Media West, 29 years for AT&T and 28 years for CenturyLink, effective January 1, 2010. Based on an assessment of future estimated cash flows, increased attrition rates and the impact on our long-term financial projections, the remaining useful lives of third party contracts, advertiser relationships and network platforms acquired in a prior acquisition will be reduced to 1, 5 and 9 years, respectively, effective January 1, 2010. The reduction to the remaining useful lives was necessary in order to better reflect the period these intangible assets are expected to contribute to our future cash flow.

The Company anticipates a decrease in amortization expense during 2010 of $329.9 million resulting from the significantly reduced book values of our directory services agreements subsequent to the impairment charges during the fourth quarter of 2009, partially offset by increased amortization expense resulting from the reduction of the remaining useful lives associated with our directory services agreements.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquired long-term intangible assets and their respective book values, as adjusted for the impairment charges noted below, at December 31, 2008 are shown in the following table.

							Technology,
	Directory	Local	National				Network
	Services	Customer	CMR	Third-Party	Trade	Advertising	Platforms
	Agreements	Relationships	Relationships	Contract	Names	Commitment	& Other	Total

Fair value:
Qwest	$7,320,000	$229,807	$50,044	$—	$490,000	$25,000	$—	$8,114,851
AT&T	952,500	90,000	10,003	—	—	—	—	1,052,503
CenturyLink	1,625,000	40,433	9,500	—	—	—	—	1,674,933
Business.com	—	16,100	—	49,000	18,500	—	19,600	103,200

Total	9,897,500	376,340	69,547	49,000	508,500	25,000	19,600	10,945,487
Accumulated amortization	(787,833)	(24,181)	—	(14,879)	(97,780)	(6,076)	(5,477)	(936,226)

Net intangible assets	$9,109,667	$352,159	$69,547	$34,121	$410,720	$18,924	$14,123	$10,009,261

As a result of the decline in the trading value of our debt and equity securities during 2008 and continuing negative industry and economic trends that directly affected our business, we performed impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets. We used estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition rates. The impairment test for our goodwill involved a two step process. The first step involved comparing the fair value of the Company with the carrying amount of its assets and liabilities, including goodwill. The fair value of the Company was determined using a market based approach, which reflects the market value of its debt and equity securities. As a result of our testing, we determined that the Company’s fair value was less than the carrying amount of its assets and liabilities, requiring us to proceed with the second step of the goodwill impairment test. In the second step of the testing process, the impairment loss was determined by comparing the implied fair value of our goodwill to the recorded amount of goodwill. The implied fair value of goodwill was derived from a discounted cash flow analysis for the Company using a discount rate that results in the present value of assets and liabilities equal to the then current fair value of the Company’s debt and equity securities. Based upon the impairment test of our goodwill, we recognized goodwill impairment charges of $2.5 billion and $660.2 million during the three months ended March 31, 2008 and June 30, 2008, respectively, for total goodwill impairment charges of $3.1 billion during the year ended December 31, 2008. As a result of these impairment charges, we had no recorded goodwill at December 31, 2008. In addition to the goodwill impairment charges, we recognized a change in goodwill of $0.5 million related to a prior acquisition during the year ended December 31, 2008.

No impairment losses were recorded related to our goodwill during the year ended December 31, 2007.

In addition, as a result of these tests, the Company recognized an impairment charge of $744.0 million during the fourth quarter of 2008 associated with the local and national customer relationships acquired in prior acquisitions. The fair values of these intangible assets were derived from a discounted cash flow analysis using a discount rate that results in the present value of assets and liabilities equal to the then current fair value of the Company’s debt and equity securities. Lastly, in connection with the launch of the next version of DexKnows.com, the tradenames and technology acquired in a prior acquisition were discontinued, which resulted in an impairment charge of $2.2 million during the fourth quarter of 2008. Total impairment charges

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to our intangible assets, excluding goodwill, were $746.2 million during the year ended December 31, 2008, as shown in the following table:

	Local Customer	National CMR	Technology and
	Relationships	Relationships	Trade Names	Total

Qwest	$473,000	$130,000	$—	$603,000
AT&T	—	33,000	—	33,000
CenturyLink	73,000	35,000	—	108,000
Local Launch	—	—	2,190	2,190

Total impairment charges	$546,000	$198,000	$2,190	$746,190

In connection with the impairment testing of our definite-lived intangible assets and other long-lived assets at December 31, 2008, we evaluated the remaining useful lives of our intangible assets by evaluating the relevant factors noted above. Based on this evaluation, the Company recognized a reduction in the remaining useful lives of all directory services agreements associated with prior acquisitions due to compression of our price premium benefit over competing independent publishers in our markets as well as a decline in market share during the year ended December 31, 2008. As a result, the remaining useful lives of our directory services agreements were reduced to 33 years effective January 1, 2009 in order to better reflect the period these intangible assets are expected to contribute to our future cash flow.

During the year ended December 31, 2007, we recorded an intangible asset impairment charge of $20.0 million associated with the tradenames acquired in a prior acquisition. This impairment charge resulted from a change in our branding strategy to utilize a new Dex market brand for all of our print and online products across our entire footprint and discontinued use of the tradenames acquired in a prior acquisition. This impairment charge was determined using the relief from royalty valuation method.

These impairment charges had no impact on current or future operating cash flow, compliance with debt covenants or tax attributes.

In connection with our acquisition of Dex Media on January 31, 2006, (the “Dex Media Merger”), we acquired directory services agreements (collectively, the “Dex Directory Services Agreements”) which Dex Media had entered into with Qwest (defined in Note 3, “Acquisitions”) including, (1) a publishing agreement with a term of 50 years commencing November 8, 2002 (subject to automatic renewal for additional one-year terms), which grants us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the states Dex Media East and Dex Media West operate our directory business (“Qwest States”) in which Qwest (and its successors) provided local telephone services as of November 8, 2002, as well as having the exclusive right to use certain Qwest branding on directories in those markets and (2) a non-competition agreement with a term of 40 years commencing November 8, 2002, pursuant to which Qwest (on behalf of itself and its affiliates and successors) has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Qwest States in which Qwest provided local telephone service as of November 8, 2002 that are directed primarily at consumers in those geographic areas. The initial fair value assigned to the Dex Directory Services Agreements of $7.3 billion was amortized under the income forecast method and was based on the multi-period excess earnings method using a discounted cash flow model whereby the projected cash flows of the intangible asset are computed indirectly, which means that future cash flows are projected with deductions made to recognize returns on appropriate contributory assets, leaving the excess, or residual net cash flow, as indicative of the intangible asset fair value. The income forecast method assumes the value derived from the directory services agreements is greater in the earlier years and steadily declines over time.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Dex Media Merger, we also acquired (1) an advertising commitment agreement whereby Qwest has agreed to purchase an aggregate of $20 million of advertising per year through 2017 from us at pricing on terms at least as favorable as those offered to similar large clients and (2) an intellectual property contribution agreement pursuant to which Qwest assigned and or licensed to us the Qwest intellectual property previously used in the Qwest directory services business along with (3) a trademark license agreement pursuant to which Qwest granted to us the right until November 2007 to use the Qwest Dex and Qwest Dex Advantage marks in connection with directory products and related marketing material in the Qwest States and the right to use these marks in connection with DexKnows.com (the intangible assets in (2) and (3) collectively, “Trade Names”). The fair value assigned to the Dex Media advertising commitment was based on the multi-period excess earnings method and is being amortized under the straight-line method over 12 years.

Directory services agreements between AT&T and the Company include a directory services license agreement, a non-competition agreement, an Internet Yellow Pages reseller agreement and a directory publishing listing agreement (collectively, “AT&T Directory Services Agreements”) with certain affiliates of AT&T. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for AT&T (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as AT&T’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the AT&T brand and logo on print directories in the Territory. The non-competition agreement prohibits AT&T (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing AT&T marks to any third party for that purpose. The Internet Yellow Pages reseller agreement grants us the (a) exclusive right to sell to local advertisers within the Territory Internet yellow pages advertising focused upon products and services to be offered within that territory, and (b) non-exclusive right to sell to local (excluding National advertisers) advertisers within the Territory Internet yellow pages advertising focused upon products and services to be offered outside of the Territory, in each case, onto the YellowPages.com platform. The directory publishing listing agreement gives us the right to purchase and use basic AT&T subscriber listing information and updates for the purpose of publishing directories. The AT&T Directory Services Agreements (other than the Internet Yellow Pages reseller agreement) have initial terms of 50 years, commencing in September 2004, subject to automatic renewal and early termination under specified circumstances. The Internet Yellow Pages reseller agreement has a term of 5 years, commencing in September 2004 and was assigned a fair value of $2.5 million, which was amortized under the straight line method and is now fully amortized as of December 31, 2009. The initial fair value assigned to the AT&T Directory Services Agreements of $950.0 million was amortized under the income forecast method and was determined based on the present value of estimated future cash flows at the time of the AT&T Directory Acquisition.

Directory services agreements between CenturyLink and the Company, which were executed in May 2006 in conjunction with Sprint’s spin-off of its local telephone business, include a directory services license agreement, a trademark license agreement and a non-competition agreement with certain affiliates of CenturyLink, as well as a non-competition agreement with Sprint entered into in January 2003 (collectively “CenturyLink Directory Services Agreements”). The CenturyLink Directory Services Agreements replaced the previously existing analogous agreements with Sprint, except that Sprint remained bound by its non-competition agreement. The directory services license agreement grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute yellow and white pages directories for CenturyLink (and its successors) in 18 states where CenturyLink provided local telephone service at the time of the agreement. The trademark license agreement grants us the exclusive license (and obligation as specified in the agreement) to use certain specified CenturyLink trademarks in those markets, and the non-

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

competition agreements prohibit CenturyLink and Sprint (and their respective affiliates and successors) in those markets from selling local directory advertising, with certain limited exceptions, or producing, publishing and distributing print directories. The CenturyLink Directory Services Agreements have initial terms of 50 years, commencing in January 2003, subject to automatic renewal and early termination under specified circumstances. The initial fair value of the CenturyLink Directory Services Agreements of $1.6 billion was amortized under the income forecast method and was determined based on the present value of estimated future cash flows at the time of our acquisition of CenturyLink.

The fair values of local and national customer relationships obtained as a result of prior acquisitions were determined based on the present value of estimated future cash flows. These intangible assets are being amortized under the income forecast method, which assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships, subsequent to the impairment charges noted above, is approximately 20 years.

The fair value of acquired trade names obtained as a result of the Dex Media Merger was determined based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. The Qwest tradenames are being amortized under the straight-line method over 15 years.

In connection with a prior acquisition, we identified and recorded certain intangible assets at their estimated fair value, including (1) advertiser relationships, (2) third party contracts, (3) technology and network platforms and (4) trade names and trademarks. During 2009, these intangible assets were amortized over remaining useful lives ranging from 3 to 10 years under the straight-line method, with the exception of the advertiser relationships and network platform intangible assets, which are amortized under the income forecast method. As noted above, the Company will reduce the remaining useful lives associated with the advertiser relationships, third party contracts and network platforms effective January 1, 2010.

In connection with a prior acquisition, we identified and recorded certain intangible assets at their estimated fair value, including (1) local customer relationships, (2) non-compete agreements, (3) technology and (4) tradenames. These intangible assets are being amortized under the straight-line method over remaining useful lives ranging from 3 to 7 years. As noted above, the Company decided to discontinue the use of tradenames and technology acquired in a prior acquisition and as a result, we recognized an impairment charge of $2.2 million during the fourth quarter of 2008.

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

Fixed Assets and Computer Software

Fixed assets and computer software are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are thirty years for buildings, five years for machinery and equipment, ten years for furniture and fixtures and three to five years for computer equipment and computer software. Leasehold improvements are amortized on a straight-

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Fixed assets and computer software at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Computer software	$208,058	$258,091
Computer equipment	51,370	50,388
Machinery and equipment	9,725	8,883
Furniture and fixtures	18,297	20,360
Leasehold improvements	37,497	35,921
Buildings	1,956	1,863
Construction in Process — Computer software and equipment	7,461	3,684

Total cost	334,364	379,190
Less accumulated depreciation and amortization	(177,092)	(190,495)

Net fixed assets and computer software	$157,272	$188,695

Depreciation and amortization expense on fixed assets and computer software for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007

Depreciation of fixed assets	$16,789	$17,841	$16,649
Amortization of computer software	47,481	49,503	38,181

Total depreciation and amortization on fixed assets and computer software	$64,270	$67,344	$54,830

During the year ended December 31, 2009, we identified certain fixed assets no longer in service, which resulted in an acceleration of depreciation expense of $8.7 million.

During the years ended December 31, 2009 and 2008, we retired certain computer software fixed assets, which resulted in an impairment charge of $0.4 million and $0.4 million, respectively.

Interest Expense and Deferred Financing Costs

Contractual interest expense that would have appeared on the consolidated statement of operations if not for the filing of the Chapter 11 petitions was $802.4 million for the year ended December 31, 2009.

Interest expense recognized for the years ended December 31, 2009, 2008 and 2007 was $489.8 million, $836.7 million and $808.2 million, respectively. Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $27.5 million, $29.0 million and $23.2 million in 2009, 2008 and 2007, respectively.

Interest expense for the year ended December 31, 2009 includes a non-cash charge of $5.6 million associated with the change in fair value of the Dex Media East interest rate swaps no longer deemed financial instruments as a result of filing the Chapter 11 petitions. Interest expense for the year ended December 31, 2009 also includes a non-cash charge of $9.6 million resulting from amounts previously charged to

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated other comprehensive loss related to these interest rate swaps. The amounts previously charged to accumulated other comprehensive loss related to the Dex Media East interest rate swaps will be amortized to interest expense over the remaining life of the interest rate swaps based on future interest payments, as it is not probable that those forecasted transactions will not occur. In accordance with fresh start accounting and reporting, unamortized amounts previously charged to accumulated other comprehensive loss will be eliminated on the Fresh Start Reporting Date.

As a result of the change in fair value of our interest rate swaps associated with the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility on June 6, 2008 and settlement and termination of certain of these interest rate swaps during the second quarter of 2009, interest expense includes a reduction of $10.7 million for the year ended December 31, 2009, compared to a non-cash charge of $3.7 million for the year ended December 31, 2008. Interest expense for the year ended December 31, 2008 also includes a non-cash charge of $21.0 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps.

In conjunction with the Dex Media Merger and as a result of purchase accounting required under GAAP, we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognized an offset to interest expense in each period subsequent to the Dex Media Merger through May 28, 2009 for the amortization of the corresponding fair value adjustment. The offset to interest expense was $7.7 million, $17.6 million and $29.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The offset to interest expense was to be recognized over the life of the respective debt, however due to filing the Chapter 11 petitions, unamortized fair value adjustments at May 28, 2009 of $78.5 million were written-off and recognized as a reorganization item on the consolidated statement of operations for the year ended December 31, 2009.

Certain interest rate swaps acquired as a result of the Dex Media Merger were not designated as cash flow hedges. All of these interest rate swaps were eventually settled by December 31, 2007. For the year ended December, 31, 2007, the Company recorded additional interest expense of $3.4 million as a result of the change in fair value of the acquired undesignated interest rate swaps.

Gain (Loss) on Debt Transactions, Net

Effective October 21, 2008, we obtained a waiver under the RHDI credit facility to permit RHDI to make voluntary prepayments of the Term Loan D-1 and Term Loan D-2 at a discount to par provided that such discount is acceptable to those lenders who choose to participate. RHDI was not obligated to make any such prepayments. As a result of the voluntary prepayments made during the year ended December 31, 2008, we recognized a gain of $20.0 million consisting of the difference between the face amount of the Term Loans repaid and the voluntary prepayments made, offset by the write-off of unamortized deferred financing costs of $0.2 million. The following table presents the face amount of the Term Loans repaid, total voluntary prepayments made and net gain recognized during the year ended December 31, 2008.

Term Loan Voluntary Prepayments — Fourth Quarter 2008	Par Value

Term Loan D-1	$9,795
Term Loan D-2	45,933

Total Term Loans Repaid	55,728
Total Voluntary Prepayments, including fees	(35,497)
Write-off of unamortized deferred financing costs	(206)

Net gain on Voluntary Prepayments	$20,025

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 6, 2008 and in conjunction with the Debt Exchanges, we amended the RHDI credit facility in order to, among other things, permit the Debt Exchanges and provide additional covenant flexibility. In addition, on June 6, 2008, we refinanced the Dex Media West credit facility. During the year ended December 31, 2008, we recognized a charge of $2.2 million for the write-off of unamortized deferred financing costs associated with the refinancing of the former Dex Media West credit facility and portions of the amended RHDI credit facility, which have been accounted for as extinguishments of debt.

As a result of the financing activities noted above, we recorded a net gain of $265.2 million during the year ended December 31, 2008.

During the year ended December 31, 2007, we recorded a net loss on debt transactions of $26.3 million resulting from tender and redemption premium payments of $71.7 million and the write-off of unamortized deferred financing costs of $16.8 million associated with refinancing transactions conducted during the fourth quarter of 2007, offset by the accelerated amortization of the fair value adjustment directly attributable to the redemption of Dex Media East’s outstanding 9.875% senior notes and 12.125% senior subordinated notes on November 26, 2007 of $62.2 million, which has been accounted for as an extinguishment of debt.

Advertising Expense

We recognize advertising expenses as incurred. These expenses include media, public relations, promotional and sponsorship costs and on-line advertising. Total advertising expense was $83.5 million, $72.4 million and $55.2 million in 2009, 2008 and 2007, respectively. Total advertising expense in 2009, 2008 and 2007 includes $52.2 million, $39.8 million and $7.8 million, respectively, of costs associated with traffic purchased and distributed to multiple advertiser landing pages on our proprietary local search site.

Concentration of Credit Risk

Approximately 85% of our directory advertising revenue is derived from the sale of advertising to local businesses. These clients typically enter into 12-month advertising sales contracts and make monthly payments over the term of the contract. Some clients prepay the full amount or a portion of the contract value. Most new clients and clients desiring to expand their advertising programs are subject to a credit review. If the clients qualify, we may extend credit to them for their advertising purchase. Local businesses tend to have

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fewer financial resources and higher failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. We do not require collateral from our clients, although we do charge interest to clients that do not pay by specified due dates.

The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs from which we accept orders. CMRs are independent third parties that act as agents for national clients. The CMRs are responsible for billing the national clients for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the clients, and in some cases the CMRs, tend to be larger companies with greater financial resources than local clients.

We continue to experience adverse bad debt trends attributable to economic challenges in our markets. During the years ended December 31, 2009 and 2008, our bad debt expense represented 6.7% and 5.3% of our net revenue, respectively, as compared to 3.0% for the year ended December 31, 2007.

At December 31, 2009, we had interest rate swap agreements with major financial institutions with a notional amount of $200.0 million. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of AA- or higher.

Labor Unions

We have approximately 3,500 employees of which approximately 1,100, or approximately 31%, are represented by labor unions covered by two collective bargaining agreements with Dex Media in the Qwest States. The unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”), which represents approximately 400 of the unionized workforce, or the Communication Workers of America (“CWA”), which represents approximately 700 of the unionized workforce. Dex Media’s collective bargaining agreement with the IBEW expires in May 2012 and Dex Media’s collective bargaining agreement with the CWA expires in September 2012.

Derivative Financial Instruments and Hedging Activities

In March 2008, the FASB issued FASB ASC 815-10-65, Derivatives and Hedging (“FASB ASC 815”). FASB ASC 815 requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. FASB ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008 and, as such, the Company adopted the provisions of this standard on January 1, 2009. Although FASB ASC 815 requires enhanced disclosures, its adoption did not impact the Company’s results of operations or financial condition.

The Company does not use derivative financial instruments for trading or speculative purposes and our derivative financial instruments are limited to interest rate swap agreements. As a result of filing the Chapter 11 petitions, the Company does not have any interest rate swaps designated as cash flow hedges as of December 31, 2009. Our variable rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. The Dex Media West and Dex Media East credit facilities require that we

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness, including the indebtedness of Dex Media. To satisfy our objectives and requirements, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt. The Company’s interest rate swap agreements effectively convert $200.0 million, or approximately 6%, of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. At December 31, 2009, approximately 37% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 65% of our total debt portfolio as of December 31, 2009.

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

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension and Postretirement Benefits

Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. During 2009, we utilized the Mercer Pension Discount Yield Curve to determine the appropriate discount rate for our defined benefit pension plans. The Company changed to the Mercer Pension Discount Yield Curve during 2009 to better reflect the specific cash flows of these plans in determining the discount rate. During 2008 and 2007, we utilized the Citigroup Pension Liability Index as the appropriate discount rate for our defined benefit pension plans. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future healthcare costs is based on historical experience and external factors.

Based upon the ratification of the new collective bargaining agreements with the CWA on November 6, 2009 and with the IBEW on June 12, 2009 and in conjunction with the comprehensive redesign of the Company’s employee retirement savings and pension plans on October 21, 2008, the Company froze all current defined benefit plans covering CWA and IBEW represented employees and curtailed the retiree health care and life insurance benefits covering such employees. During October 2008, the Company froze all current defined benefit plans covering all non-union employees and curtailed the non-union retiree health care and life insurance benefits. See Note 9, “Benefit Plans,” for further information regarding our benefit plans.

Income Taxes

We account for income taxes under the asset and liability method in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”). Deferred income tax liabilities and assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred income tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized.

FASB ASC 740 also prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. Under FASB ASC 740, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FASB ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition requirements.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. See Note 7, “Income Taxes,” for additional information regarding our (provision) benefit for income taxes.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings (Loss) Per Share

The calculation of basic and diluted earnings (loss) per share (“EPS”) for the years ended December 31, 2009, 2008 and 2007, respectively, is presented below.

	For the Years Ended December 31,
	2009	2008	2007

Basic EPS
Net income (loss)	$(6,453,293)	$(2,298,327)	$46,859
Weighted average common shares outstanding	68,896	68,793	70,932

Basic EPS	$(93.67)	$(33.41)	$0.66

Diluted EPS
Net income (loss)	$(6,453,293)	$(2,298,327)	$46,859
Weighted average common shares outstanding	68,896	68,793	70,932
Dilutive effect of stock awards	—	—	1,031

Weighted average diluted shares outstanding	68,896	68,793	71,963

Diluted EPS	$(93.67)	$(33.41)	$0.65

Diluted EPS is calculated by dividing net income (loss) by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights (“SARs”) and restricted stock, the dilutive effect of which is calculated using the treasury stock method.

Due to the net loss reported for the years ended December 31, 2009 and 2008, the effect of all stock-based awards were anti-dilutive and therefore are not included in the calculation of diluted EPS. For the years ended December 31, 2009, 2008 and 2007, 4,560 shares, 4,060 shares and 2,593 shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective periods.

Stock-Based Awards

As of December 31, 2009 and through the Effective Date, we maintain a shareholder approved stock incentive plan, the 2005 Stock Award and Incentive Plan (“2005 Plan”), whereby certain employees and non-employee directors are eligible to receive stock options, SARs, limited stock appreciation rights in tandem with stock options and restricted stock. Prior to adoption of the 2005 Plan, we maintained a shareholder approved stock incentive plan, the 2001 Stock Award and Incentive Plan (“2001 Plan”). Under the 2005 Plan and 2001 Plan, 5 million and 4 million shares, respectively, were originally authorized for grant. Stock awards are typically granted at the market value of our common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to five years from the date of grant, and may be exercised up to a maximum of ten years from the date of grant. The Company’s Compensation & Benefits Committee (the “Committee”) determines termination, vesting and other relevant provisions at the date of the grant. We have implemented a policy of issuing treasury shares held by the Company to satisfy stock issuances associated with stock-based award exercises.

As of December 31, 2009 and through the Effective Date, non-employee directors receive options to purchase 1,500 shares and an award of 1,500 shares of restricted stock upon election to the Board. Non-employee directors also receive, on an annual basis, options to purchase 1,500 shares and an award of

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1,500 shares of restricted stock. Non-employee directors may also elect to receive additional equity awards in lieu of all or a portion of their cash fees.

The Company records stock-based compensation expense in the consolidated statements of operations for all employee stock-based awards based on their grant date fair values. The Company estimates forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. For the years ended December 31, 2009, 2008 and 2007, the Company utilized a forfeiture rate of 10.2%, 8%, and 5%, respectively, in determining compensation expense.

Stock-based awards information and activity prior to emergence from Chapter 11 is discussed above and in Note 8, “Stock Incentive Plans.”

Upon emergence from Chapter 11 and pursuant to the Plan, all outstanding equity securities of the Company including all stock options, SARs and restricted stock, were cancelled. See Note 16, “Subsequent Events” for additional information.

In conjunction with the Bankruptcy Court’s approval of the Plan, the Dex One Corporation Equity Incentive Plan (“EIP”) was also approved by the Bankruptcy Court and ratified by the Company’s Board of Directors on the Effective Date. Under the EIP, certain employees and non-employee directors of Dex One are eligible to receive stock options, SARs, limited stock appreciation rights in tandem with stock options, restricted stock and restricted stock units. Under the EIP, 5.6 million shares of Dex One common stock were authorized for grant. See Note 16, “Subsequent Events” for additional information regarding the EIP.

Long-Term Incentive

On March 9, 2009, the Committee approved the 2009 Long-Term Incentive Program (the “2009 LTIP”) for the Company. The 2009 LTIP is a cash-based plan designed to provide long-term incentive compensation to participants based on the achievement of performance goals designated by the Committee pursuant to the Company’s 2005 Stock Award and Incentive Plan. The Committee administers the 2009 LTIP in its sole discretion and may, subject to certain exceptions, delegate some or all of its power and authority under the 2009 LTIP to the Chief Executive Officer or other executive officer of the Company. Participants in the 2009 LTIP consist of (i) such executive officers of the Company and its affiliates as the Committee in its sole discretion may select from time to time and (ii) such other employees of the Company and its subsidiaries and affiliates as the Chief Executive Officer in his sole discretion may select from time to time. The amount of each award under the 2009 LTIP will be paid in cash and is dependent upon the attainment of certain performance measures related to the amount of the Company’s cumulative free cash flow for the 2009, 2010 and 2011 fiscal years (the “Performance Period”). Participants who are executive officers of the Company, and certain other participants designated by the Chief Executive Officer, are also eligible to receive a payment upon the achievement of a restructuring, reorganization and/or recapitalization relating to the Company’s outstanding indebtedness and liabilities (the “Specified Actions”) during the Performance Period. Payments will be made following the end of the Performance Period or the date of a Specified Action, as the case may be. Awards granted to executive officers under the 2009 LTIP (and to certain other participants designated by the Chief Executive Officer) will continue to be paid, subject to the applicable performance conditions, in the event the participant’s employment is terminated by the participant with Good Reason (as such term is defined in the 2009 LTIP), by the Company without Cause (as such term is defined in the 2009 LTIP) or as a result of the participant’s death or disability. Such payment will be made as if the participant had remained employed with the Company through the applicable payment date under the 2009 LTIP, subject to the achievement of the applicable performance conditions. If any participant’s employment with the Company is terminated under any other circumstances, any unpaid amount under the 2009 LTIP will be forfeited. These cash-based awards

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were granted to participants in April 2009. As a result, the Company recognized compensation expense related to the 2009 LTIP of $5.0 million during the year ended December 31, 2009.

Treasury Stock

In November 2007, the Company’s Board of Directors authorized a $100.0 million stock repurchase plan (“Repurchase Plan”). This authorization permitted the Company to purchase its shares of common stock in the open market pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 or through block trades or otherwise over the following twelve months, based on market conditions and other factors, which purchases may be made or suspended at any time. Purchases of common stock are accounted for using the cost method whereby the total cost of the shares reacquired is charged to treasury stock, a contra equity account. When treasury stock is reissued, the cost of the shares reissued (determined based on the first-in, first-out cost flow assumption) is charged against treasury stock and the excess of the reissuance price over cost is credited to additional paid-in capital. In accordance with the Repurchase Plan, the Company repurchased a total of 2.5 million shares at a cost of $95.7 million during December 2007, of which $6.1 million was funded in January 2008. No shares of our common stock were repurchased during the years ended December 31, 2009 and 2008 and the Repurchase Plan is now expired.

Fair Value of Financial Instruments

At December 31, 2009 and 2008, the fair value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximated their carrying value based on the short-term nature of these instruments. As a result of filing the Chapter 11 petitions and the Plan, we do not believe that it is meaningful to present the fair market value of our long-term debt at December 31, 2009 in Note 5, “Long-Term Debt, Credit Facilities and Notes.”

FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”) defines fair value, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and expands disclosures about fair value measurements. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, which gives the highest priority to quoted prices in active markets, is comprised of the following three levels:

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

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables represent our assets and liabilities that were measured at fair value on a recurring basis at December 31, 2009 and the level within the fair value hierarchy in which the fair value measurements were included.

Interest Rate Swaps

At December 31, 2009, the Company has interest rate swaps with a notional amount of $200.0 million that continue to be measured at fair value on a recurring basis.

Fair Value Measurements at
December 31, 2009
Using Significant Other
Description	Observable Inputs (Level 2)

Derivatives-Liabilities	$(6,695)

In conjunction with the classification of our credit facilities, these interest rate swap liabilities are excluded from liabilities subject to compromise on the consolidated balance sheet at December 31, 2009, as both our credit facilities and interest rate swaps are fully collateralized and the fair value of such collateral exceeded the carrying value of the credit facilities and interest rate swaps.

Valuation Techniques — Interest Rate Swaps

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

Fair value for our derivative instruments was derived using pricing models. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value incorporate contract terms (including maturity) as well as other inputs including, but not limited to, interest rate yield curves and the creditworthiness of the counterparty. The impact of our own credit rating is also considered when measuring the fair value of liabilities. Our credit rating could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. At December 31, 2009, the impact of applying our credit rating in determining the fair value of our derivative instruments was a reduction to our interest rate swap liability of $0.5 million.

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

Fair Value Control Processes — Interest Rate Swaps

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

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Plan Assets

The fair values of the Company’s benefit plan assets and the disclosures required by FASB ASC 715-20, Compensation — Retirement Benefits are presented in Note 9, “Benefit Plans.”

Effective January 1, 2009, the Company adopted the provisions of FASB ASC 820 associated with our non-financial assets and liabilities initially measured at fair value in prior business combinations, including intangible assets and goodwill.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of recoverability of long-lived assets, sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans expense, restructuring reserves, deferred income taxes, certain estimates pertaining to liabilities under FASB ASC 740, certain assumptions pertaining to our stock-based awards and certain estimates associated with liabilities classified as liabilities subject to compromise, among others.

New Accounting Pronouncements

In September 2009, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”). EITF 08-1 has not yet been incorporated into the FASB’s Codification, however it is currently identified as Accounting Standards Update No. 2009-13, Revenue Recognition. EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in FASB ASC 605-25, which originated from EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 08-1 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. EITF 08-1 will be effective for the Company in the annual reporting period beginning January 1, 2011. EITF 08-1 may be applied retrospectively or prospectively and early adoption is permitted. The Company does not expect the adoption of EITF 08-1 to have an impact on its financial position, results of operations, cash flows, and disclosures.

In June 2009, the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles (“FASB ASC 105”). FASB ASC 105 establishes a single source of authoritative non-governmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), EITF and related accounting literature. FASB ASC 105 does not amend or replace rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. FASB ASC 105 is effective for interim and annual periods ending after September 15, 2009 and, as such, the Company has adopted FASB ASC 105 as of September 30, 2009.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events (“FASB ASC 855”), the objective of which is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FASB ASC 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual financial periods ending after June 15, 2009 and as such, we adopted FASB ASC 855 as of June 30, 2009.

We have reviewed other accounting pronouncements that were issued as of December 31, 2009, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

3.	Reorganization Items, Net and Liabilities Subject to Compromise

Reorganization Items, Net

For the year ended December 31, 2009, the Company has recorded $94.8 million of reorganization items on a separate line item on the consolidated statement of operations. Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code. The following table displays the details of reorganization items for the year ended December 31, 2009:

Year Ended
December 31,
2009

Professional fees	$77,375
Write-off of unamortized deferred financing costs	64,475
Write-off of unamortized net premiums / discounts on long-term debt	34,886
Write-off of debt related unamortized fair value adjustments	(78,511)
Lease rejections, abandoned property and other	(3,457)

Total reorganization items	$94,768

The Company has incurred professional fees associated with filing the Chapter 11 petitions of $77.4 million during the year ended December 31, 2009, of which $67.6 million have been paid in cash. Professional fees include financial, legal and valuation services directly associated with the reorganization process.

The write-off of unamortized deferred financing costs of $64.5 million, unamortized net premiums / discounts of $34.9 million and unamortized fair value adjustments required by GAAP as a result of the Dex Media Merger of $78.5 million at May 28, 2009, relate to long-term debt classified as liabilities subject to compromise at December 31, 2009.

The Company has recognized $3.5 million during the year ended December 31, 2009 associated with rejected leases, abandoned property and other, which have been approved by the Bankruptcy Court through December 31, 2009 as part of the Chapter 11 Cases.

As of December 31, 2009, the Company has not received any operating cash receipts resulting from the filing of the Chapter 11 petitions.

Liabilities Subject to Compromise

Liabilities subject to compromise generally refer to pre-petition obligations, secured or unsecured, that may be impaired by a plan of reorganization. FASB ASC 852 requires such liabilities, including those that became known after filing the Chapter 11 petitions, be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the estimated amount expected to be resolved on known or potential claims through the Chapter 11 process, and remain subject to future adjustments from negotiated settlements, actions of the Bankruptcy Court and non-acceptance of certain

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

executory contracts and unexpired leases. Liabilities subject to compromise also includes items that may be assumed under the plan of reorganization, and may be subsequently reclassified to liabilities not subject to compromise. The Company has classified all of its notes in default as liabilities subject to compromise. Liabilities subject to compromise also include certain pre-petition liabilities including accrued interest, accounts payable and accrued liabilities, tax related liabilities and lease related liabilities. The Company’s cash flow from operations was favorably impacted by the stay of payment related to accrued interest.

The table below identifies the principal categories of liabilities subject to compromise at December 31, 2009:

December 31, 2009

Notes in default	$6,071,756
Accrued interest	241,585
Tax related liabilities	28,845
Accounts payable and accrued liabilities	10,627

Total liabilities subject to compromise	$6,352,813

Certain of the claims included in liabilities subject to compromise at December 31, 2009 were resolved and satisfied on or before the Effective Date, while others have been or will be resolved subsequent to the Effective Date. Although the allowed amount of certain unresolved claims has not been determined, our liabilities subject to compromise associated with these unresolved claims have been discharged upon our emergence in exchange for the treatment outlined in the Plan. The Company believes that the entire amount of liabilities subject to compromise at December 31, 2009 was effectively resolved at the Effective Date as disclosed in the unaudited pro forma adjustments in Note 16, “Subsequent Events.”

4.	Restructuring Charges

During 2009, we initiated a restructuring plan that included vacating leased facilities and headcount reductions (“2009 Actions”). During the year ended December 31, 2009, we recognized a restructuring charge to earnings associated with the 2009 Actions of $5.4 million and made payments of $2.4 million.

During the first quarter of 2009, we initiated a restructuring plan that included outside consulting services to assist with the evaluation of our capital structure, including various balance sheet restructuring alternatives. Professional fees of $2.3 million, which were previously recognized as restructuring charges under the 2009 Actions during the first quarter of 2009, have been reclassed to reorganization items, net on the consolidated statement of operations for the year ended December 31, 2009.

During the second quarter of 2008, we initiated a restructuring plan that included headcount reductions, consolidation of responsibilities and vacating leased facilities (“2008 Actions”) that occurred during 2008 and continued into 2009. During the years ended December 31, 2009 and 2008, we recognized a restructuring charge to earnings associated with the 2008 Actions of $9.3 million and $38.6 million, respectively. Payments of $17.5 million and $28.4 million were made with respect to outside consulting services, severance, and vacated leased facilities during the years ended December 31, 2009 and 2008, respectively.

During the year ended December 31, 2007, we recognized a restructuring charge to earnings of $5.5 million associated with headcount reductions and consolidation of responsibilities to be effectuated during 2008 (“2007 Actions”). During the year ended December 31, 2008, we finalized our estimate of costs associated with headcount reductions and reversed a portion of the reserve by $1.9 million, with a corresponding credit to earnings. During the years ended December 31, 2009 and 2008, we made payments of

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.4 million and $3.3 million, respectively, primarily related to severance. No payments were made associated with the 2007 Actions during the year ended December 31, 2007.

As a result of the Dex Media Merger, we completed a restructuring relating to the integration of the Dex Media Business and vacated certain of our leased Dex Media facilities. There were no payments made with respect to severance and relocation during the year ended December 31, 2009. Payments made with respect to severance and relocation during the years ended December 31, 2008 and 2007 totaled $0.4 million and $1.6 million, respectively. Payments of $0.1 million, $1.7 million and $2.2 million were made during the years ended December 31, 2009, 2008 and 2007, respectively, with respect to the vacated leased Dex Media facilities. The remaining lease payments for these facilities will be made through 2014.

Restructuring charges that are charged (credited) to earnings are included in general and administrative expenses on the consolidated statements of operations.

5.	Long-Term Debt, Credit Facilities and Notes

On the Effective Date and in accordance with the Plan, $6.1 billion of our notes in default, which are presented as long-term debt subject to compromise in the table below, were exchanged for (a) 100% of the reorganized Dex One equity and (b) we issued $300.0 million of the Dex One Senior Subordinated Notes to the holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011 on a pro rata basis in addition to their share of the reorganized Dex One equity. In accordance with the Plan, the Company’s existing credit facilities were amended and restated on the Effective Date. The terms and conditions of the amended and restated credit facilities and the Dex One Senior Subordinated Notes are presented in Note 16, “Subsequent Events.” As of the Effective Date, aggregate outstanding debt was $3.4 billion, comprised of $3.1 billion outstanding under our amended and restated credit facilities and the $300.0 million Dex One Senior Subordinated Notes.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the carrying value of our long-term debt at December 31, 2009 and 2008. As a result of filing the Chapter 11 petitions, unamortized fair value adjustments required by GAAP as a result of the Dex Media Merger of $78.5 million and unamortized net premiums / discounts of $34.9 million at May 28, 2009 were written-off and recognized as reorganization items on the consolidated statement of operations for the year ended December 31, 2009. Therefore the carrying value of our long-term debt at December 31, 2009 represents par value. The carrying value of our long-term debt at December 31, 2008 includes $86.2 million of unamortized fair value adjustments. As a result of filing the Chapter 11 petitions and the Plan, we do not believe that it is meaningful to present the fair market value of our long-term debt at December 31, 2009.

	December 31, 2009
	Notes in	Credit
	Default	Facilities	December 31, 2008

RHD
6.875% Senior Notes due 2013	$206,791	$—	$206,791
6.875% Series A-1 Senior Discount Notes due 2013	320,903	—	301,862
6.875% Series A-2 Senior Discount Notes due 2013	483,365	—	455,204
8.875% Series A-3 Senior Notes due 2016	1,012,839	—	1,012,839
8.875% Series A-4 Senior Notes due 2017	1,229,760	—	1,229,760
R.H. Donnelley Inc.
Credit Facility	—	1,424,048	1,341,098
11.75% Senior Notes due 2015	412,871	—	412,871
Dex Media, Inc.
8% Senior Notes due 2013	500,000	—	510,408
9% Senior Discount Notes due 2013	749,857	—	771,488
Dex Media East
Credit Facility	—	1,039,436	1,081,500
Dex Media West
Credit Facility	—	1,091,292	1,080,000
8.5% Senior Notes due 2010	385,000	—	393,883
5.875% Senior Notes due 2011	8,720	—	8,761
9.875% Senior Subordinated Notes due 2013	761,650	—	815,791

Total RHD consolidated	6,071,756	3,554,776	9,622,256
Less current portion not subject to compromise	—	993,528	113,566

Long-term debt subject to compromise	$6,071,756	—	—

Long-term debt not subject to compromise		$2,561,248	$9,508,690

Credit Facilities

On May 28, 2009 and in conjunction with the Plan, the Company repaid an aggregate of $200.0 million in principal on outstanding balances owed under the RHDI, Dex Media East and Dex Media West credit facilities, comprised of $77.7 million, $59.6 million and $62.7 million, respectively.

On February 13, 2009, the Company borrowed the unused portions under the RHDI Revolver, Dex Media East Revolver and Dex Media West Revolver totaling $174.0 million, $97.0 million and $90.0 million,

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The Company made the borrowings under the various revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.

RHDI

As of December 31, 2009, outstanding balances under the RHDI credit facility totaled $1,424.0 million, comprised of $252.8 million under Term Loan D-1, $1,006.2 million under Term Loan D-2 and $165.0 million under the RHDI Revolver. The RHDI credit facility provided for an uncommitted Term Loan C for potential borrowings up to $400.0 million. The weighted average interest rate of outstanding debt under the RHDI credit facility was 6.72% and 6.77% at December 31, 2009 and 2008, respectively.

As of December 31, 2009, prior to amendment and restatement, the terms and conditions of the RHDI credit facility consisted of the following:

•	All Term Loans required quarterly principal and interest payments;

•	Interest payments were made at our option at either:

•	The highest of (i) a base rate as determined by the Administrative Agent, Deutsche Bank Trust Company Americas, (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and (iii) 4.0%, in each case, plus a 2.50% margin on the RHDI Revolver and a 2.75% margin on Term Loan D-1 and Term Loan D-2; or

•	The higher of (i) LIBOR rate and (ii) 3.0%, in each case, plus a 3.50% margin on the new RHDI Revolver and a 3.75% margin on Term Loan D-1 and Term Loan D-2. We may elect interest periods of 1, 2, 3 or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.

•	Term Loans D-1 and D-2 required accelerated amortization beginning in 2010 through final maturity in June 2011; and

•	$75.0 million of the RHDI Revolver matured in December 2009, while $100.0 million of the RHDI Revolver would have matured in June 2011.

Dex Media East

As of December 31, 2009, outstanding balances under the Dex Media East credit facility totaled $1,039.4 million, comprised of $572.7 million under Term Loan A, $374.7 million under Term Loan B and $92.0 million under the Dex Media East Revolver, exclusive of $2.6 million utilized under three standby letters of credit. The Dex Media East credit facility also consisted of a $200.0 million aggregate principal amount uncommitted incremental facility, in which Dex Media East would have the right, subject to obtaining commitments for such incremental loans, on one or more occasions to increase the Term Loan A, Term Loan B or the Dex Media East Revolver by such amount. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 2.08% and 3.83% at December 31, 2009 and 2008, respectively.

As of December 31, 2009, prior to amendment and restatement, the terms and conditions of the Dex Media East credit facility consisted of the following:

•	All Term Loans required quarterly principal and interest payments;

•	Interest payments were made at our option at either:

•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A. and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and in each case, plus a

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

0.75% (or 0.50% if leverage ratio is less than 2 to 1) margin on the Dex Media East Revolver and Term Loan A and a 1.00% margin on Term Loan B; or

•	The LIBOR rate plus a 1.75% (or 1.50% if leverage ratio is less than 2 to 1) margin on the Dex Media East Revolver and Term Loan A and a 2.00% margin on Term Loan B. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.

•	The Dex Media East Revolver and Term Loan A would have matured in October 2013, and the Term Loan B would have matured in October 2014.

Dex Media West

As of December 31, 2009, outstanding balances under the Dex Media West credit facility totaled $1,091.3 million, comprised of $113.8 million under Term Loan A, $892.3 million under Term Loan B and $85.2 million under the Dex Media West Revolver. In the event that more than $25.0 million of Dex Media West’s 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) was outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B would have matured on the date that is three months prior to the final maturity of such notes. The Dex Media West credit facility included an up to $400.0 million uncommitted incremental facility (“Incremental Facility”) that could have been incurred as additional revolving loans or additional term loans, subject to obtaining commitments for such loans. The Incremental Facility was fully available if used to refinance the Dex Media West 8.5% Senior Notes due 2010, however was limited to $200.0 million if used for any other purpose. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.95% and 7.10% at December 31, 2009 and 2008, respectively.

As of December 31, 2009, prior to amendment and restatement, the terms and conditions of the Dex Media West credit facility consisted of the following:

•	All Term Loans required quarterly principal and interest payments;

•	Interest payments were made at our option at either:

•	The highest of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A., (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and (iii) 4.0%, in each case, plus a 2.75% (or 2.50% if the leverage ratio is less than 3.00 to 1.00) margin on the Dex Media West Revolver and Term Loan A and a 3.0% margin on Term Loan B; or

•	The higher of (i) LIBOR rate and (ii) 3.0% plus a 3.75% (or 3.50% if the leverage ratio is less than 3.00 to 1.00) margin on the Dex Media West Revolver and Term Loan A and a 4.0% margin on Term Loan B. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.

•	The Dex Media West Revolver and Term Loan A would have matured in October 2013 and the Term Loan B would have matured in October 2014.

Notes in Default Eliminated Upon Emergence from the Chapter 11 Proceedings

As of December 31, 2009, we had total outstanding notes of $6,071.8 million, comprised of $3,253.6 million outstanding RHD notes, $412.9 million outstanding RHDI notes, $1,249.9 million outstanding Dex Media, Inc. notes and $1,155.4 million outstanding Dex Media West notes.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RHD

As of December 31, 2009, RHD had total outstanding notes of $3,253.6 million, comprised of $206.8 million 6.875% Senior Notes, $320.9 million 6.875% Series A-1 Senior Discount Notes, $483.3 million 6.875% Series A-2 Senior Discount Notes, $1,012.8 million 8.875% Series A-3 Senior Notes and $1,229.8 million 8.875% Series A-4 Senior Notes.

As of December 31, 2009, we had issued $1.5 billion aggregate principal amount of 8.875% Series A-4 Senior Notes due 2017. Interest on the Series A-4 Notes was payable semi-annually on April 15th and October 15th of each year, commencing on April 15, 2008. The Series A-4 Notes were senior unsecured obligations of RHD, senior in right of payment to all of RHD’s existing and future senior subordinated debt and future subordinated obligations and ranked equally with any of RHD’s existing and future senior unsecured debt. The Series A-4 Notes were effectively subordinated to RHD’s secured debt, including RHD’s guarantee of borrowings under the RHDI credit facility and were structurally subordinated to any existing or future liabilities (including trade payables) of our direct and indirect subsidiaries.

The 8.875% Series A-4 Notes with a remaining face value of $1,229.8 million were redeemable at our option beginning in 2012 at the following prices (as a percentage of face value):

Redemption Year	Price

2012	104.438%
2013	102.958%
2014	101.479%
2015 and thereafter	100.000%

As of December 31, 2009, we had issued $300.0 million of 6.875% Senior Notes due January 15, 2013 (“Holdco Notes”). Interest was payable on the Holdco Notes semi-annually in arrears on January 15th and July 15th of each year, commencing July 15, 2005.

The 6.875% Holdco Notes with a remaining face value of $206.8 million were redeemable at our option at the following prices (as a percentage of face value):

Redemption Year	Price

2009	103.438%
2010	101.719%
2011 and thereafter	100.000%

As of December 31, 2009, we had issued $660.0 million aggregate principal amount at maturity ($600.5 million gross proceeds) of 6.875% Series A-2 Senior Discount Notes due January 15, 2013 and $1.21 billion principal amount of 8.875% Series A-3 Senior Notes due January 15, 2016. Interest was payable semi-annually on January 15th and July 15th of each year for the Series A-2 Senior Discount Notes and the Series A-3 Senior Notes, commencing July 15, 2006. As of December 31, 2009, we also had issued $365.0 million aggregate principal amount at maturity ($332.1 million gross proceeds) of 6.875% Series A-1 Senior Discount Notes due January 15, 2013. Interest was payable semi-annually on January 15th and July 15th of each year, commencing July 15, 2006. All of these notes were unsecured obligations of RHD, senior in right of payment to all future senior subordinated and subordinated indebtedness of RHD and structurally subordinated to all indebtedness of our subsidiaries.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 6.875% Series A-1 Senior Discount Notes with a remaining face value of $320.9 million and Series A-2 Senior Discount Notes with a remaining face value of $483.3 million were redeemable at our option at the following prices (as a percentage of face value):

Redemption Year	Price

2009	103.438%
2010	101.719%
2011 and thereafter	100.000%

The 8.875% Series A-3 Senior Notes with a remaining face value of $1,012.8 million were redeemable at our option beginning in 2011 at the following prices (as a percentage of face value):

Redemption Year	Price

2011	104.438%
2012	102.958%
2013	101.479%
2014 and thereafter	100.000%

RHDI

On June 25, 2008, RHDI exchanged $594.2 million ($585.7 million accreted value, as applicable) of certain RHD senior notes and senior discount notes (collectively referred to as the “RHD Notes”) for $412.9 million aggregate principal amount of RHDI 11.75% Senior Notes due May 15, 2015 (“RHDI Senior Notes”). Interest on the RHDI Senior Notes was payable semi-annually on May 15th and November 15th of each year, commencing November 15, 2008. The RHDI Senior Notes were senior unsecured obligations of RHDI and ranked equally with all of RHDI’s other senior unsecured indebtedness. The RHDI Senior Notes were fully and unconditionally guaranteed by RHD and RHDI’s subsidiaries that guarantee the obligations under the RHDI credit facility on a general, senior unsecured basis. The RHDI Senior Notes were effectively subordinated in right of payment to all of RHDI’s existing and future secured debt to the extent of the value of the assets securing such debt. The RHDI Senior Notes were also structurally subordinated to all existing and future liabilities (including trade payables) of RHDI’s existing and future subsidiaries that do not guarantee the RHDI Senior Notes. The RHD guarantee with respect to the RHDI Senior Notes was structurally subordinated to the liabilities of RHD’s subsidiaries, other than RHDI and its subsidiaries that guarantee obligations under the RHDI Senior Notes. Claims with respect to the RHDI Senior Notes were structurally senior to claims with respect to any outstanding RHD notes.

The RHDI Senior Notes with a remaining face value of $412.9 million were redeemable at our option beginning in 2012 at the following prices (as a percentage of face value):

Redemption Year	Price

2012	105.875%
2013	102.938%
2014 and thereafter	100.000%

Dex Media, Inc.

As of December 31, 2009, Dex Media, Inc. had total outstanding notes of $1,249.9 million, comprised of $500.0 million 8% Senior Notes and $749.9 million 9% Senior Discount Notes.

As of December 31, 2009, Dex Media, Inc. had issued $500.0 million aggregate principal amount of 8% Senior Notes due 2013. These Senior Notes were unsecured obligations of Dex Media, Inc. and interest

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was payable on May 15th and November 15th of each year. As of December 31, 2009, $500.0 million aggregate principal amount was outstanding.

The 8% Senior Notes with a remaining face value of $500.0 million were redeemable at our option at the following prices (as a percentage of face value):

Redemption Year	Price

2009	102.667%
2010	101.333%
2011 and thereafter	100.000%

As of December 31, 2009, Dex Media, Inc. had issued $750 million aggregate principal amount of 9% Senior Discount Notes due 2013, under two indentures. Under the first indenture totaling $389.0 million aggregate principal amount, the 9% Senior Discount Notes were issued at an original issue discount with interest accruing at 9%, per annum, compounded semi-annually. These Senior Discount Notes were unsecured obligations of Dex Media, Inc. and interest accrued in the form of increased accreted value until November 15, 2008 (“Full Accretion Date”), at which time the accreted value was equal to the full principal amount at maturity. Under the second indenture totaling $361.0 million aggregate principal amount, interest accrued at 8.37% per annum, compounded semi-annually, which created a premium at the Full Accretion Date that would have been amortized over the remainder of the term. After November 15, 2008, the 9% Senior Discount Notes bore cash interest at 9% per annum, payable semi-annually on May 15th and November 15th of each year. These Senior Discount Notes were unsecured obligations of Dex Media, Inc. and no cash interest accrued on the discount notes prior to the Full Accretion Date. As of December 31, 2009, $750 million aggregate principal amount was outstanding.

The 9% Senior Discount Notes with a remaining face value of $749.9 million were redeemable at our option at the following prices (as a percentage of face value):

Redemption Year	Price

2009	103.000%
2010	101.500%
2011 and thereafter	100.000%

Dex Media West

As of December 31, 2009, Dex Media West had total outstanding notes of $1,155.4 million, comprised of $385.0 million 8.5% Senior Notes, $8.7 million 5.875% Senior Notes and $761.7 million Senior Subordinated Notes.

As of December 31, 2009, Dex Media West had issued $385.0 million aggregate principal amount of 8.5% Senior Notes due 2010. These Senior Notes were unsecured obligations of Dex Media West and interest was payable on February 15th and August 15th of each year. As of December 31, 2009, $385.0 million aggregate principal amount was outstanding.

The 8.5% Senior Notes with a remaining face value of $385.0 million were redeemable at our option at the following prices (as a percentage of face value):

Redemption Year	Price

2009 and thereafter	100.000%

As of December 31, 2009, Dex Media West had issued $300.0 million aggregate principal amount of 5.875% Senior Notes due 2011. These Senior Notes were unsecured obligations of Dex Media West and

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest was payable on May 15th and November 15th of each year. As of December 31, 2009, $8.7 million aggregate principal amount was outstanding.

The 5.875% Senior Notes with a remaining face value of $8.7 million were redeemable at our option at the following prices (as a percentage of face value):

Redemption Year	Price

2009	101.469%
2010 and thereafter	100.000%

As of December 31, 2009, Dex Media West had issued $780 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2013. These Senior Subordinated Notes were unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of December 31, 2009, $761.7 million aggregate principal amount was outstanding.

The 9.875% Senior Subordinated Notes with a remaining face value of $761.7 million were redeemable at our option at the following prices (as a percentage of face value):

Redemption Year	Price

2009	103.292%
2010	101.646%
2011 and thereafter	100.000%

As a result of our emergence from Chapter 11 on the Effective Date, we do not believe that it is meaningful to present the aggregate maturities of our long-term debt as of December 31, 2009. As such, the following table presents aggregate maturities of our amended and restated credit facilities and the Dex One Senior Subordinated Notes, including the current portion, as of the Effective Date:

2010	$165,949
2011	175,344
2012	212,131
2013	222,078
2014	2,309,323
Thereafter	300,000

Total	$3,384,825

Impact of Dex Media Merger

As a result of the Dex Media Merger, an adjustment was established to record the acquired debt at fair value on January 31, 2006. This fair value adjustment was amortized as a reduction of interest expense using the effective interest method through May 28, 2009 and did not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense or loss on debt transactions, as applicable, was $7.7 million, $17.6 million and $92.1 million (including $62.2 million related to the redemption of Dex Media East’s Senior Notes and Senior Subordinated Notes during 2007, which was recorded as a loss on debt transactions) for the years ended December 31, 2009, 2008 and 2007, respectively. The offset to interest expense was to be recognized over the life of the respective debt, however due to filing the Chapter 11 petitions, unamortized fair value adjustments of $78.5 million at May 28, 2009 were written-off and recognized as a reorganization item on the consolidated statement of operations for the year ended December 31, 2009.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Derivative Financial Instruments

The RHDI credit facility and the Dex Media West and Dex Media East credit facilities each bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The Company has entered into the following interest rate swaps that effectively convert approximately $200.0 million of the Company’s variable rate debt to fixed rate debt as of December 31, 2009.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
	(Amounts in millions)

February 28, 2008	$100	(1)	3.212%	February 28, 2011
March 31, 2008	100	(1)	3.50%	March 29, 2013

Total	$200

(1)	Consists of one swap.

As a result of filing the Chapter 11 petitions, the Company does not have any interest rate swaps designated as cash flow hedges as of December 31, 2009.

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 3.4%. The weighted average rate received on our interest rate swaps was 0.25% at December 31, 2009. These periodic payments and receipts are recorded as interest expense.

The following table presents the fair value of our interest rate swaps at December 31, 2009. The fair value of our interest rate swaps is presented in accounts payable and accrued liabilities and other non-current liabilities on the consolidated balance sheet at December 31, 2009. The following table also presents the (gain) loss recognized in interest expense from the change in fair value of our interest rate swaps and (gain) loss recognized in accumulated other comprehensive loss from effective interest rate swaps for the year ended December 31, 2009.

		Year Ended December 31, 2009
		(Gain) Loss Recognized in	(Gain) Loss Recognized
		Interest Expense From the	in Accumulated Other
	Fair Value Measurements	Change in Fair Value of	Comprehensive Loss From
	at December 31, 2009	Interest Rate Swaps	Effective Interest Rate Swaps

Accounts Payable and Accrued Liabilities	$(5,043)	$16,798	$4,480
Other Non-Current Liabilities	(1,652)	(12,260)	(8,166)

Total Liabilities	$(6,695)	$4,538	$(3,686)

During the years ended December 31, 2009, 2008 and 2007, the Company reclassified $41.0 million and $57.1 million of hedging losses and $15.2 million of hedging gains into earnings, respectively, related to our interest rate swaps. As of December 31, 2009, $23.2 million of deferred losses, net of tax, on derivative instruments recorded in accumulated other comprehensive loss are expected to be reclassified into earnings as the hedged transactions occur. In accordance with fresh start accounting and reporting, unamortized amounts previously charged to accumulated other comprehensive loss will be eliminated on the Fresh Start Reporting Date.

7.	Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax rates at which temporary differences are expected to reverse. Deferred income tax benefit (provision) is the result of changes in the deferred income tax assets and liabilities.

Benefit (provision) for income taxes consisted of:

	2009	2008	2007

Current benefit (provision)
U.S. Federal	$2,875	$(23,900)	$(11,839)
State and local	11,773	(10,295)	(8,526)

Total current benefit (provision)	14,648	(34,195)	(20,365)
Deferred benefit (provision)
U.S. Federal	780,678	1,152,636	(15,712)
State and local	133,194	159,255	7,044

Total deferred benefit (provision)	913,872	1,311,891	(8,668)

Benefit (provision) for income taxes	$928,520	$1,277,696	$(29,033)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate, which has been applied to the Company’s income (loss) before income taxes.

	2009	2008	2007

Income (loss) before income taxes	$(7,381,813)	$(3,576,023)	$75,892
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	3.3	2.9	(9.1)
Non-deductible goodwill impairment charge	—	(3.6)	—
Non-deductible expense	(0.2)	—	0.9
Change in valuation allowance	(20.7)	0.1	10.2
Section 382 limitation	(4.5)	—	—
Other	(0.3)	1.3	1.3

Effective tax rate	12.6%	35.7%	38.3%

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets and liabilities consisted of the following at December 31, 2009 and 2008:

	2009	2008

Deferred income tax assets
Allowance for doubtful accounts	$22,303	$20,879
Deferred and other compensation	33,364	49,241
Deferred directory revenue and costs	23,598	58,571
Deferred financing costs	45,411	13,366
Capital investments	6,220	6,152
Debt and other interest	12,098	56,257
Pension and other retirement benefits	29,915	63,383
Restructuring reserves	—	4,904
Net operating loss and credit carryforwards	532,222	242,495
Goodwill and intangible assets	1,246,106	—
Other	37,760	12,001

Total deferred tax assets	1,988,997	527,249
Valuation allowance	(1,531,905)	(9,252)

Net deferred tax assets	$457,092	$517,997

Deferred income tax liabilities
Fixed assets and capitalized software	$28,321	$34,276
Purchased goodwill and intangible assets	—	1,383,635
Debt and other interest	135,610	—
Restructuring reserves	967	—
Other	493	184

Total deferred tax liabilities	165,391	1,418,095

Net deferred tax asset (liability)	$291,701	$(900,098)

As a result of filing the Chapter 11 petitions, the Company has reclassified certain income tax liabilities relating to tax periods prior to the Petition Date of $28.8 million to liabilities subject to compromise on the consolidated balance sheet at December 31, 2009. See Note 3, “Reorganization Items, Net and Liabilities Subject to Compromise” for additional information.

The 2009 income tax benefit of $928.5 million is comprised of a federal tax benefit of $783.5 million and a state tax benefit of $145.0 million. The 2009 federal tax benefit is comprised of a current tax benefit of $2.9 million, primarily related to a decrease in the federal tax accrual due to our amended return filings and a deferred tax benefit of $780.7 million, primarily related to non-cash intangible asset impairment charges during 2009, offset in part by a valuation allowance as discussed below. The 2009 state tax benefit of $145.0 million is comprised of a current tax benefit of $11.8 million, which relates to the favorable settlement of prior year state tax audits in 2009 and reversal of the associated state liabilities, and a deferred tax benefit of $133.2 million, primarily related to non-cash intangible asset impairment charges during 2009, offset in part by a valuation allowance as discussed below.

At December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $1,315.4 million (net of carryback) and $1,685.9 million, respectively, which will begin to expire in 2020 and 2010, respectively. These amounts include consideration of net operating losses expected to

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expire unused due to the Internal Revenue Code Section 382 (“Section 382”) limitation for changes in ownership, which the Company believes occurred on March 6, 2009. Under Section 382, potential limitations are triggered when there has been an ownership change, which is generally defined as a greater than 50% change in stock ownership (by value) over a three-year period. Such change in ownership will restrict the Company’s ability to use certain net operating losses and other corporate tax attributes in the future, however, the ownership change does not constitute a change in control under any of the Company’s debt agreements or other contracts. A portion of the benefits from the net operating loss carryforwards will be reflected in additional paid-in capital as a portion of these net operating loss carryforwards are generated by deductions related to the exercise of stock awards. The 2009 and 2008 deduction for stock awards was less than $0.1 million and $0.6 million, respectively. In addition, the Company has alternative minimum tax credit carryforwards of approximately $0.7 million, which are available to reduce future federal income taxes over an indefinite period.

Total deferred tax assets before the valuation allowance are $1,989.0 million and total deferred tax liabilities are $165.4 million. Deferred tax assets of $1,246.1 million represent tax deductible Internal Revenue Code Section 197 intangible assets amortizing over a 15 year period, of which approximately 8 to 15 years remain. In assessing the amount of deferred tax assets that are more likely than not to be realized, financial reporting standards allow us to consider four possible sources of taxable income: future reversals of existing taxable differences, projected future taxable income, taxable income in net operating loss carryback years, and tax planning strategies. After analyzing these factors, the Company has concluded there is not sufficient positive evidence of future sources of taxable income to realize the full benefit of our deferred tax assets. As a result, the Company has established a valuation allowance against its deferred tax assets to the extent they are not supported by future reversals of existing taxable temporary differences, taxable income in net operating loss carryback years and certain liabilities required under ASC 740.

We have provided full valuation allowances for state and federal net operating loss and tax credit carryforwards to the extent it is more likely than not the deferred tax benefits will not be realized. At December 31, 2009, in accordance with FASB ASC 740 and upon evaluation of the future reversals of existing taxable differences, taxable income in net operating loss carryback years and liabilities required under ASC 740, we recorded a valuation allowance of $1,531.9 million for deferred tax assets.

The 2008 income tax benefit of $1,277.7 million is comprised of a federal tax benefit of $1,128.7 million and a state tax benefit of $149.0 million. The 2008 federal tax benefit is comprised of a current tax provision of $23.9 million, primarily related to an increase to our FASB ASC 740 liability, offset by a deferred income tax benefit of $1,152.6 million, primarily related to the goodwill impairment charges during 2008. The 2008 state tax benefit of $149.0 million is comprised of a current tax provision of $10.3 million, which relates to taxes due in states where subsidiaries of the Company file separate tax returns, as well as an increase in our FASB ASC 740 liability, offset by a deferred income tax benefit of $159.3 million, primarily related to the goodwill impairment charges during 2008. During 2008, the Company utilized federal net operating losses for income tax purposes of $4.1 million primarily resulting from taxable gains associated with certain financing activities conducted during 2008.

The 2008 income tax benefit includes an income tax benefit of $20.3 million from correcting overstated income tax expense in fiscal years 2004 through 2007. We have evaluated the materiality of this correction and concluded it was not material to 2008 or earlier financial statements. Accordingly we recorded this correction during the fourth quarter of 2008.

The 2007 provision for income taxes of $29.0 million is comprised of a federal tax provision of $27.5 million, resulting from a current tax provision of $11.8 million relating to an Internal Revenue Service (“IRS”) settlement and a deferred income tax provision of $15.7 million resulting from a current year taxable loss. The 2007 state tax provision of $1.5 million results from a current tax provision of $8.5 million relating

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to taxes due in states where subsidiaries of the Company file separate company returns, offset by a deferred state tax benefit of $7.0 million relating to the apportioned taxable income or loss among various states. A federal net operating loss for income tax purposes of approximately $303.3 million was generated in 2007 primarily as a result of tax amortization expense recorded with respect to the intangible assets acquired in prior acquisitions. The acquired intangible assets resulted in a deferred income tax liability of $2.6 billion at December 31, 2007.

As noted in further detail below, in July 2007, we effectively settled all issues under consideration with the IRS related to its audit for taxable years 2003 and 2004. Therefore, tax years 2006, 2007 and 2008 are still subject to examination by the IRS. Certain state tax returns are under examination by various regulatory authorities. We continuously review issues raised in connection with ongoing examinations and open tax years to evaluate the adequacy of our reserves. We believe that our accrued tax liabilities under FASB ASC 740 are adequate to cover uncertain tax positions related to U.S. federal and state income taxes.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at December 31, 2008	$32,637
Gross additions for tax positions related to the current year	277,740
Gross reductions for tax positions related to the current year	(9,929)
Settlements	(2,447)

Balance at December 31, 2009	$298,001

Included in the balance of unrecognized tax benefits at December 31, 2009 and 2008 are $288.9 million and $34.6 million, respectively, of tax benefits that, if recognized, would favorably affect the effective tax rate.

Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $(3.3) million, $4.4 million and $1.5 million, respectively, in interest and penalties due to unrecognized tax benefits. As of December 31, 2009 and 2008, we have accrued $7.5 million and $11.8 million, respectively, related to interest. No amounts were accrued for tax penalties as of December 31, 2009 and $1.4 million was accrued for tax penalties as of December 31, 2008.

In December 2009, we effectively settled all issues under consideration with the Department of Finance for New York State for its audit of tax years 2000 through 2006 and the Department of Revenue for North Carolina for its audit of tax years 2003 through 2008. As a result of these settlements, the unrecognized tax benefit associated with our uncertain state tax positions decreased by $7.6 million for New York State and by $9.7 million for North Carolina during the year ended December 31, 2009. The decrease in the unrecognized tax benefits has decreased our effective tax rate for the year ended December 31, 2009. The unrecognized tax benefits impacted by the New York State and North Carolina audits primarily related to apportionment and allocation of income among our legal entities.

During 2009, the Company increased its liability for unrecognized tax benefits by $276.4 million reflecting the uncertainty as to whether the ownership change under Section 382, as discussed above, occurred prior to the date on which it elected to modify the tax classification for two of its subsidiaries. The date of the change in ownership is in question because as of the balance sheet date the Company is not able to confirm the actual date of the ownership change until all SEC Forms 13-G are filed. Stockholders have until forty five days following the end of the calendar year to file these forms with the SEC. Based on this due date, the actual ownership change date will not be confirmed until February 15, 2010. In addition, we increased the liability for unrecognized tax benefits by $1.5 million relating to the uncertainty surrounding the deductibility of certain other accrued expenses.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next twelve months. As previously mentioned, we increased our liability for unrecognized tax benefits by $276.4 million for Section 382 limitations. If the actual date of ownership change under IRC Section 382 is resolved within the next twelve months, the total amount of unrecognized tax benefits could decrease by $276.4 million.

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

For the years ended December 31, 2009, 2008 and 2007, the Company recognized $11.4 million, $29.5 million and $39.0 million, respectively, of stock-based compensation expense related to stock-based awards granted under our various employee and non-employee stock incentive plans. Upon emergence from Chapter 11 and pursuant to the Plan, all outstanding equity securities of the Company including all stock options, SARs and restricted stock, were cancelled. See Note 16, “Subsequent Events” for additional information.

During the years ended December 31, 2009, 2008 and 2007, the Company was not able to utilize the tax benefit resulting from stock-based award exercises due to net operating loss carryforwards. As such, neither operating nor financing cash flows were affected by the tax impact of stock-based award exercises for the years ended December 31, 2009, 2008 or 2007.

The fair value of our stock options and SARs is calculated using the Black-Scholes model at the time these stock-based awards are granted. The amount, net of estimated forfeitures, is then amortized over the vesting period of the stock-based award. The Company did not grant any stock-based awards during the year ended December 31, 2009. The weighted average fair value per share of stock options and SARs granted during the years ended December 31, 2008 and 2007 was $2.49 and $22.47, respectively. The following

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions were used in valuing these stock-based awards for the years ended December 31, 2008 and 2007, respectively:

	December 31, 2008	December 31, 2007

Expected volatility	58.8%	23.5%
Risk-free interest rate	2.8%	4.5%
Expected life	5 Years	5 Years
Dividend yield	0%	0%

We estimate expected volatility based on the historical volatility of the price of our common stock over the expected life of our stock-based awards. The expected life represents the period of time that stock-based awards granted are expected to be outstanding. We estimate the expected life by using the simplified method permitted by Staff Accounting Bulletin No. 110, Use of a Simplified Method in Developing Expected Term of Share Options, as our stock-based awards satisfy the “plain vanilla” criteria. The simplified method calculates the expected life as the average of the vesting and contractual terms of the award. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted.

The Company grants restricted stock to certain of its employees, including executive officers, and non-employee directors in accordance with the 2005 Plan. Compensation expense related to these awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock at such time.

The following table presents a summary of the Company’s stock options and SARs activity and related information for the year ended December 31, 2009:

		Weighted Average	Aggregate
		Exercise/Grant	Intrinsic
	Shares	Price per Share	Value

Awards outstanding, January 1, 2009	4,931,261	$15.70	$—
Granted	—	—	—
Exercises	—	—	—
Forfeitures	(1,176,547)	32.14	—

Awards outstanding, December 31, 2009	3,754,714	$10.55	$—

Available for future grants at December 31, 2009(1)	4,556,039

(1)	Shares available for future grants at December 31, 2009 were cancelled upon emergence from Chapter 11 and pursuant to the Plan. See Note 16, “Subsequent Events” for information regarding Dex One’s new EIP.

There is no intrinsic value of stock-based awards vested as of December 31, 2009. The total intrinsic value of stock-based awards vested as of December 31, 2008 was less than $0.1million. The total fair value of stock-based awards vested as of December 31, 2009 and 2008 was $4.0 million and $16.6 million, respectively.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock-based awards outstanding and exercisable at December 31, 2009:

	Stock Awards Outstanding			Stock Awards Exercisable
		Weighted Average			Weighted Average
Range of		Remaining	Weighted Average		Remaining	Weighted Average
Exercise/Grant		Contractual Life	Exercise/Grant		Contractual Life	Exercise/Grant
Prices	Shares	(In Years)	Price Per Share	Shares	(In Years)	Price Per Share
$0.22 — $7.11	3,233,445	5.36	$4.79	1,130,500	5.40	$4.69
$10.78 — $14.75	91,277	3.30	10.78	91,277	3.30	10.78
$15.22 — $19.41	57,210	6.69	18.32	39,420	6.42	18.37
$24.75 — $29.59	18,835	0.73	28.39	18,835	0.73	28.39
$30.11 — $39.21	18,373	3.64	34.05	10,573	2.63	32.27
$41.10 — $43.85	56,387	1.34	41.33	56,387	1.34	41.33
$46.06 — $55.25	18,375	2.25	50.78	18,375	2.25	50.78
$56.03 — $66.23	156,676	2.93	63.06	150,157	2.85	63.37
$70.44 — $80.68	104,136	4.21	74.72	64,908	4.17	74.79

	3,754,714	5.09	$10.55	1,580,432	4.75	$16.14

There is no aggregate intrinsic value of exercisable stock-based awards as of December 31, 2009.

The following table summarizes the status of our non-vested stock awards as of December 31, 2009 and changes during the year ended December 31, 2009:

		Weighted Average
	Non-vested	Grant Date	Non-Vested	Weighted Average
	Stock Options	Exercise Price	Restricted	Grant Date Fair
	and SARs	per Award	Stock	Value per Award

Non-vested at January 1, 2009	3,416,837	$7.45	709,529	$10.81
Granted	—	—	—	—
Vested	(786,915)	6.04	(177,725)	28.06
Forfeitures	(455,640)	15.23	(10,589)	30.09

Non-vested at December 31, 2009	2,174,282	$6.48	521,215	$4.52

As of December 31, 2009, there was $2.7 million of total unrecognized compensation cost related to non-vested stock-based awards. As a result of our emergence from Chapter 11, all stock options, SARs and restricted stock immediately vested. As such, the Company will recognize $2.5 million of remaining unrecognized compensation cost in January 2010. There is no intrinsic value of the non-vested stock-based awards expected to vest as of December 31, 2009 and the corresponding weighted average grant date exercise price is $6.48 per share.

In April 2009, the Company increased its estimated forfeiture rate in determining compensation expense from 8% to 10.2%. This adjustment was based on a review of historical forfeiture information and resulted in a reduction to compensation expense of $0.4 million during the year ended December 31, 2009.

On March 4, 2008, the Company granted 2.2 million SARs to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $7.11 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. We recognized compensation

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense related to these SARs of $2.2 million and $4.3 million for the years ended December 31, 2009 and 2008, respectively.

On February 27, 2007, the Company granted 1.1 million SARs to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $74.31 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. We recognized compensation expense related to these SARs of $5.2 million, $5.5 million and $11.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As a result of the Business.com Acquisition, 4.2 million outstanding Business.com equity awards were converted into 0.2 million RHD equity awards on August 23, 2007. For the years ended December 31, 2009, 2008 and 2007, we recognized compensation expense related to these converted equity awards of $0.3 million, $3.7 million and $4.0 million, respectively.

On December 13, 2006, the Company granted 0.1 million shares of restricted stock to certain executive officers. These restricted shares, which are settled in our common stock, were granted at a grant price of $60.64 per share, which was equal to the market value of the Company’s common stock on the date of grant. The vesting of these restricted shares is contingent upon our common stock equaling or exceeding $65.00 per share for 20 consecutive trading days and continued employment with the Company through the third anniversary of the date of grant. We recognized compensation expense related to these restricted shares of $0.7 million, $0.7 million and $2.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

On February 21, 2006, the Company granted 0.1 million shares of restricted stock to certain employees, including executive officers. These restricted shares, which are settled in our common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of the Company’s common stock on the date of grant, and vest ratably over three years. We recognized compensation expense related to these restricted shares of $0.3 million, $1.6 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

On February 21, 2006, the Company granted 0.6 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. We recognized compensation expense related to this and other smaller SAR grants of $0.6 million, $3.6 million and $7.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In connection with the Dex Media Merger, the Company granted on October 3, 2005, 1.1 million SARs to certain employees, including executive officers. These SARs were granted at an exercise price of $65.00 (above the then prevailing market price of our common stock) and vest ratably over three years. The award of these SARs was contingent upon the successful completion of the Dex Media Merger and therefore were not identified as awards outstanding as of December 31, 2005. These SARs became fully vested during 2008 and as such, no compensation expense was recognized for the year ended December 31, 2009. We recognized compensation expense related to these SARs of $5.4 million and $7.0 million for the years ended December 31, 2008 and 2007, respectively.

At January 31, 2006, stock-based awards outstanding under the existing Dex Media equity compensation plans totaled 4.0 million Dex Media option shares and had a weighted average exercise price of $5.48 per option share. As a result of the Dex Media Merger, all outstanding Dex Media equity awards were converted to RHD equity awards on February 1, 2006. Upon conversion to RHD equity awards, the number of securities to be issued upon exercise of outstanding awards totaled 1.7 million shares of RHD and had a weighted

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average exercise price of $12.73 per share. At December 31, 2009, the number of RHD shares remaining available for future issuance totaled 0.5 million under the Dex Media, Inc. 2004 Incentive Award Plan. The Company did not recognize compensation expense related to these converted awards for the year ended December 31, 2009. For the years ended December 31, 2008 and 2007, compensation expense related to these converted awards totaled $1.8 million and $2.6 million, respectively.

The Dex Media Merger triggered a change in control under the Company’s stock incentive plans. Accordingly, all awards granted to employees through January 31, 2006, with the exception of stock-based awards held by executive officers and members of the Board of Directors (who waived the change of control provisions of such awards), became fully vested. The Company did not recognize compensation expense related to these modifications for the year ended December 31, 2009. For the years ended December 31, 2008 and 2007, $0.2 million and $2.3 million, respectively, of compensation expense, which is included in the total compensation expense amounts noted above, was recognized as a result of these modifications. Stock-based compensation expense relating to existing stock options held by executive officers and members of the Board of Directors as of January 1, 2006, which were not modified as a result of the Dex Media Merger, as well as stock-based compensation expense from smaller grants issued subsequent to the Dex Media Merger not mentioned above, totaled $2.1 million, $2.8 million and $2.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

9.	Benefit Plans

Based on ratification of the new collective bargaining agreements with the CWA on November 6, 2009 and with the IBEW on June 12, 2009 and in conjunction with the comprehensive redesign of the Company’s employee retirement savings and pension plans approved by the Compensation & Benefits Committee of the Company’s Board of Directors on October 21, 2008, the following plan changes have been approved for CWA and IBEW represented employees:

•	Effective as of December 31, 2009, the Company froze the Dex Media, Inc. Pension Plan covering CWA and IBEW represented employees. In connection with the freeze, all pension plan benefit accruals for CWA and IBEW plan participants will cease as of December 31, 2009, however, all plan balances remain intact and interest credits on participant account balances under an account balance formula, as well as service credits for vesting and retirement eligibility, continue in accordance with the terms of the plan. In addition, supplemental transition credits have been provided to certain plan participants nearing retirement who would otherwise lose a portion of their anticipated pension benefit at age 65 as a result of freezing the current plan.

•	The elimination of all access to retiree health care and life insurance benefits for IBEW represented employees retiring after May 8, 2009 and for CWA represented employees retiring after October 2, 2009.

•	The elimination of retiree life insurance benefits effective January 1, 2010.

•	The phase out of subsidized retiree health care benefits over a two-year period beginning January 1, 2010.

•	The elimination of retiree health care benefits for all retirees effective January 1, 2012.

As a result of implementing the freeze on the Dex Media, Inc. Pension Plan covering CWA and IBEW represented employees, we have recognized a one-time net curtailment gain of $4.2 million during the year ended December 31, 2009, which has been entirely offset by losses incurred on plan assets and previously unrecognized prior service costs that had been charged to accumulated other comprehensive loss. As a result of eliminating retiree health care and life insurance benefits for CWA and IBEW represented employees, we

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have recognized a one-time curtailment gain of $52.0 million, which is included in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2009. As a result of these actions, we will no longer incur funding expenses and administrative costs associated with the retiree health care and life insurance plans for CWA and IBEW represented employees.

Effective January 1, 2009 and in conjunction with the comprehensive redesign of the Company’s employee retirement savings and pension plans on October 21, 2008, except as described below, the sole retirement benefit available to all non-union employees of the Company, other than those employed by Business.com, is provided through a single defined contribution plan. This unified 401(k) plan replaced the pre-existing R.H. Donnelley and Dex Media 401(k) savings plans for non-union employees only. Under the new unified 401(k) plan, we contribute 100% for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary, including bonus and commissions, and contributions made by the Company are fully vested for participants who have completed one year of service with the Company. Business.com employees continue to be eligible to participate in the Business.com 401(k) plan until such time as the Company is able to efficiently transition them to the new unified 401(k) plan. The Company continues to maintain the R.H. Donnelley 401(k) Restoration Plan for those employees with compensation in excess of the IRS annual limits.

In conjunction with establishing the unified non-union defined contribution plan, the Company froze all of the current defined benefit plans covering all non-union employees — the R.H. Donnelley Corporation Retirement Account, the Dex Media, Inc. Pension Plan and the R.H. Donnelley Pension Benefit Equalization Plan — in each case, effective as of December 31, 2008. In connection with the freeze, all pension plan benefit accruals for non-union plan participants ceased as of December 31, 2008, however, all plan balances remained intact and interest credits on participant account balances under an account balance formula, as well as service credits for vesting and retirement eligibility, continue in accordance with the terms of the respective plans. In addition, supplemental transition credits into the defined contribution plan will be provided to certain plan participants nearing retirement who would otherwise lose a portion of their anticipated pension benefit at age 65 as a result of freezing the current plans. Similar supplemental transition credits will be provided to certain plan participants who were grandfathered under a final average pay formula when the defined benefit plans were previously converted from traditional pension plans to cash balance plans.

Additionally, on October 21, 2008, the Compensation & Benefits Committee of the Company’s Board of Directors approved for non-union employees (i) the elimination of all non-subsidized access to retiree health care and life insurance benefits effective January 1, 2009, (ii) the elimination of subsidized retiree health care benefits for any Medicare-eligible retirees effective January 1, 2009 and (iii) the phase out of subsidized retiree health care benefits over a three-year period beginning January 1, 2009 (with non-union retiree health care benefits terminating December 31, 2011, except for continued non-subsidized access to retiree benefits for retirees enrolled as of December 31, 2008). With respect to the phase out of subsidized retiree health care benefits, if an eligible retiree becomes Medicare-eligible at any point in time during the phase out process noted above, such retiree will no longer be eligible for retiree health care coverage.

As a result of implementing the freeze on the Company’s defined benefit plans covering non-union employees, we have recognized a one-time, net curtailment loss of $1.6 million during the year ended December 31, 2008, consisting of a curtailment gain of $13.6 million, entirely offset by losses incurred on plan assets and recognition of previously unrecognized prior service costs that had been charged to accumulated other comprehensive loss. As a result of eliminating retiree health care and life insurance benefits for non-union employees, we have recognized a one-time, curtailment gain of $39.6 million, which is included in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2008. As a result of these actions, we will no longer incur funding expenses and administrative costs associated with the retiree health care and life insurance plans for non-union employees.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the redesign of the Company’s employee retirement savings and pension plans in October 2008, we had two defined benefit pension plans (the RHD Retirement Plan and the Dex Media Pension Plan, defined below), three defined contribution plans (the RHD 401(k) Savings Plan, the Dex Media Employee Savings Plan and the Business.com, Inc. 401(k) Plan) and two postretirement plans (the RHD Group Benefit Plan and the Dex Media Group Benefit Plan, which became effective on January 1, 2008). A summary of each of these plans prior to the redesign is provided below, as the redesign was not effective until January 1, 2009.

RHD Pension Plan.  The RHD cash balance defined benefit pension plan (“RHD Retirement Plan”) covers substantially all legacy RHD employees with at least one year of service. The benefits to be paid to employees are based on age, years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Annual pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. We were required to make contributions of $10.2 million, $5.7 million and $3.6 million to the RHD Retirement Plan during 2009, 2008 and 2007, respectively. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.

We also have an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan).

Dex Media Pension Plan.  We have a noncontributory defined benefit pension plan covering substantially all non-union and union employees within Dex Media (“Dex Media Pension Plan”). Annual pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. We made contributions of $39.8 million, $9.5 million and $12.8 million to the Dex Media Pension Plan during 2009, 2008 and 2007, respectively. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.

RHD, Dex Media and Business.com Savings Plans.  Effective January 1, 2009, under the unified 401(k) plan covering all non-union employees, we contribute 100% for each dollar contributed by participating employees, up to a maximum of 6% of each participating employee’s salary, including bonus and commissions. Previously, under the RHD plan we contributed 50% for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary, including bonus and commissions. Contributions under this plan were $8.8 million, $2.7 million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Effective January 1, 2009, participation and assets relating to the non-union employees under the Dex Media plan were transferred to the unified 401(k) plan. Prior to January 1, 2009, for non-union employees under the Dex Media plan, we contributed 100% of the first 4% of each participating employee’s salary and 50% of the next 2%. For non-union employees, the match was limited to 5% of each participating employee’s eligible earnings. For union employees under the Dex Media plan, we contributed 81% of the first 6% of each participating employee’s salary not to exceed 4.86% of eligible earnings for any one pay period. Matching contributions were limited to $4,860 per union employee annually. Contributions under the Dex Media plan were $2.3 million, $5.1 million and $5.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Effective January 1, 2010, under the unified 401(k) plan covering all union employees, we will contribute 100% for each dollar contributed by participating

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees, up to a maximum of 6% of each participating employee’s salary, including bonus and commissions. Effective January 1, 2009, under the Business.com plan, we contribute 100% for each dollar contributed by a participating employee, up to a maximum of 3% of each participating employee’s salary. Previously, matching contributions were made at the discretion of the Board of Directors. Contributions under the Business.com plan were $0.5 million for the year ended December 31, 2009. No contributions were made to the Business.com plan during 2008 or subsequent to the Business.com Acquisition in 2007.

Benefit Obligation and Funded Status

A summary of the funded status of the benefit plans at December 31, 2009 and 2008 is as follows:

	Pension Plans		Postretirement Plans
	2009	2008	2009	2008

Change in benefit obligation
Benefit obligation, beginning of year	$278,290	$300,692	$55,282	$95,899
Transfer of Supplemental Executive Retirement Plan liability	6,228	—	—	—
Service cost	4,394	12,736	647	1,621
Interest cost	14,481	18,416	2,608	5,632
Plan participant contributions	—	—	—	325
Amendments	—	—	—	432
Actuarial loss (gain)	2,203	10,049	(4,253)	(6,825)
Curtailment gain	(4,162)	(13,615)	(46,704)	(36,907)
Benefits paid	(9,559)	(8,746)	(4,122)	(4,895)
Plan settlements	(42,271)	(41,242)	—	—

Benefit obligation, end of year	$249,604	$278,290	$3,458	$55,282

Change in plan assets
Fair value of plan assets, beginning of year	$148,115	$242,897	$—	$—
Return on plan assets	27,362	(60,127)	—	—
Employer contributions	49,984	15,333	4,122	4,570
Plan participant contributions	—	—	—	325
Benefits paid	(8,955)	(8,746)	(4,122)	(4,895)
Plan settlements	(42,271)	(41,242)	—	—

Fair value of plan assets, end of year	$174,235	$148,115	$—	$—

Funded status at end of year	$(75,369)	$(130,175)	$(3,458)	$(55,282)

Net amounts recognized in the consolidated balance sheets at December 31, 2009 and 2008 were as follows:

	Pension Plans		Postretirement Plans
	2009	2008	2009	2008

Current liabilities	$(275)	$(461)	$(2,848)	$(6,143)
Non-current liabilities	(75,094)	(129,714)	(610)	(49,139)

Net amount recognized	$(75,369)	$(130,175)	$(3,458)	$(55,282)

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for all qualified defined benefit pension plans was $249.6 million and $272.9 million at December 31, 2009 and 2008, respectively.

The projected benefit obligation and accumulated benefit obligation for the unfunded PBEP at December 31, 2009 and 2008 was as follows:

	2009	2008

Projected benefit obligation	$4,988	$4,685
Accumulated benefit obligation	$4,988	$4,685

Components of Net Periodic Benefit Expense

The net periodic benefit expense of the pension plans for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007

Service cost	$4,394	$12,736	$14,209
Interest cost	14,481	18,416	17,741
Expected return on plan assets	(17, 899)	(19,719)	(19,314)
Amortization of unrecognized prior service cost	975	163	152
Settlement loss (gain)	6,083	3,504	(1,543)
Other adjustment	—	—	(6)
Curtailment loss	—	1,590	—
Amortization of unrecognized net (gain) loss	(190)	373	1,586

Net periodic benefit expense	$7,844	$17,063	$12,825

The net periodic benefit expense of the postretirement plans for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007

Service cost	$647	$1,621	$2,005
Interest cost	2,608	5,632	5,325
Other adjustment	—	—	(6)
Amortization of unrecognized prior service (credit) cost	(6)	(6)	856
Curtailment gain	(52,019)	(39,588)	—
Amortization of unrecognized net (gain) loss	(608)	524	63

Net periodic benefit (income) expense	$(49,378)	$(31,817)	$8,243

The following table presents the amount of previously unrecognized actuarial gains and losses and prior service cost (credit), both currently in accumulated other comprehensive loss, expected to be recognized as net periodic benefit expense in 2010:

	Pension
	Plans	Postretirement Plans

Previously unrecognized actuarial (gain) loss expected to be recognized in 2010	$1,457	$(255)
Previously unrecognized prior service cost expected to be recognized in 2010	$975	—

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with fresh start accounting and reporting, unamortized amounts previously charged to accumulated other comprehensive loss will be eliminated on the Fresh Start Reporting Date.

Amounts recognized in accumulated other comprehensive loss at December 31, 2009 and 2008 consist of:

	Pension Plans		Postretirement Plans
	2009	2008	2009	2008

Net actuarial (gain) loss	$(11,422)	$83,311	$(5,885)	$(1,886)
Prior service (credit)	$—	$—	$(45)	$(45)

Assumptions

The following assumptions were used in determining the benefit obligations for the pension plans and postretirement plans:

	2009	2008

Weighted average discount rate	5.72%	5.87%
Rate of increase in future compensation	—	3.66%

The discount rate reflects the current rate at which the pension and postretirement obligations could effectively be settled at the end of the year. During 2009, we utilized the Mercer Pension Discount Yield Curve to determine the appropriate discount rate for our defined benefit pension plans. The Company changed to the Mercer Pension Discount Yield Curve during 2009 to better reflect the specific cash flows of these plans in determining the discount rate. During 2008 and 2007, we utilized the Citigroup Pension Liability Index as the appropriate discount rate for our defined benefit pension plans. Since the pension plans have been frozen, no rate of increase in future compensation was utilized to calculate the benefit obligations at December 31, 2009.

The ratification of the freeze on the Company’s defined benefit plans on November 6, 2009 and June 12, 2009 (“Ratification Dates”) and October 21, 2008 (“Notification Date”), resulted in curtailments. These curtailments required re-measurement of the plans’ liabilities and net periodic benefit expense at December 31, 2009, July 1, 2009 and November 1, 2008.

On May 31, 2009, settlement of RHD’s PBEP occurred. At that time, lump sum payments to participants exceeded the sum of the service cost plus interest cost components of the net periodic benefit expense for the year. This settlement resulted in recognition of an actuarial gain of less than $0.1 million for the year ended December 31, 2009. Pension expense for RHD’s PBEP was recomputed based on assumptions as of June 1, 2009 and December 31, 2009, resulting in an increase in the discount rate from 5.87% to 6.87%.

On December 31, 2009, June 1, 2009, April 1, 2009, December 31, 2008, October 31, 2008, July 1, 2008 and December 1, 2007 and thereafter, settlements of Dex Media’s pension plan occurred. At that time, lump sum payments to participants exceeded the sum of the service cost plus interest cost components of the net periodic benefit expense for the year. These settlements resulted in the recognition of an actuarial loss of $6.1 million and $3.5 million for the years ended December 31, 2009 and 2008, respectively, and actuarial gains of $1.5 million for the year ended December 31, 2007. Pension expense in 2009 was recomputed based on assumptions as of June 1, 2009 and December 31, 2009, resulting in an increase in the discount rate from 5.87% to 6.87%. Pension expense in 2008 was recomputed based on assumptions as of the July 1, 2008 and November 1, 2008 settlement dates, resulting in an increase in the discount rate from 6.48% to 6.82% and finally to 8.01%.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used in determining the net periodic benefit expense for the RHD pension plans:

		November 1, 2008	January 1, 2008
		through	through
		December 31,	October 31,
	2009	2008	2008	2007

Weighted average discount rate	5.87%	8.01%	6.48%	5.90%
Rate of increase in future compensation	—	3.66%	3.66%	3.66%
Expected return on plan assets	8.00%	8.50%	8.50%	8.25%

The following assumptions were used in determining the net periodic benefit expense for the Dex Media pension plan:

	June 1, 2009	January 1, 2009	November 1,	July 1,	January 1,
	through	through	2008 through	2008 through	2008 through
	December 31,	May 31,	December 31,	October 31,	June 30,
	2009	2009	2008	2008	2008	2007

Weighted average discount rate	6.87%	5.87%	8.01%	6.82%	6.48%	5.90%
Rate of increase in future compensation	3.66%	3.66%	3.66%	3.66%	3.66%	3.66%
Expected return on plan assets	8.00%	8.00%	8.50%	8.50%	8.50%	8.50%

The elimination of the retiree health care and life insurance benefits on the Ratification Dates and the Notification Date resulted in curtailments. These curtailments required re-measurement of the plans’ liabilities and net periodic benefit expense at June 1, 2009, December 31, 2009 and November 1, 2008. The weighted average discount rate used to determine the net periodic benefit expense for the RHD postretirement plan was 5.87% for 2009, 8.01% for the period of November 1, 2008 through December 31, 2008, 6.48% from January 1, 2008 through October 31, 2008 and 5.90% for 2007, respectively. The weighted average discount rate used to determine the net periodic benefit expense for the Dex Media postretirement plan was 6.87% for the period of June 1, 2009 through December 31, 2009, 5.87% for the period of January 1, 2009 through May 31, 2009, 8.01% for the period of November 1, 2008 through December 31, 2008, 6.82% from July 1, 2008 through October 31, 2008, 6.48% from January 1, 2008 through June 30, 2008 and 5.90% for 2007, respectively.

The following table reflects assumed healthcare cost trend rates used in determining the net periodic benefit expense for our postretirement plans:

	2009	2008

Healthcare cost trend rate assumed for next year
Under 65	9.4%	10.0%-10.4%
65 and older	9.4%	11.4%-12.0%
Rate to which the cost trend rate is assumed to decline
Under 65	5.0%	5.0%
65 and older	5.0%	5.0%
Year ultimate trend rate is reached	2015	2014-2015

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects assumed healthcare cost trend rates used in determining the benefit obligations for our postretirement plans:

	2009	2008

Healthcare cost trend rate assumed for next year
Under 65	9.4%	9.4%-10.0%
65 and older	9.4%	10.4%-12.0%
Rate to which the cost trend rate is assumed to decline
Under 65	5.0%	5.0%
65 and older	5.0%	5.0%
Year ultimate trend rate is reached	2015	2014-2015

Plan Assets

Effective January 1, 2009, the Dex Media Pension Plan began to participate in the RHD Retirement Account Master Trust (“Master Trust”), which was previously established for the investment of assets for the RHD Retirement Plan. The fair value of the assets held in the Master Trust at December 31, 2009, by asset category, is as follows:

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Using
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
	Total	(Level 1)	(Level 2)

Cash	$1,860	$1,860	$—
U.S. Government securities(a)	14,755	—	14,755
Common/collective trusts(b)	80,062	—	80,062
Corporate debt(c)	20,879	—	20,879
Corporate stock(d)	22,051	22,051	—
Registered investment companies(e)	34,036	34,036	—
Real estate investment trust(f)	198	198	—
Credit default swaps and futures(g)	394	—	394

Total	$174,235	$58,145	$116,090

(a)	This category includes investments in U.S. Government bonds, government mortgage-backed securities, index-linked government bonds, guaranteed commercial paper, short-term treasury bills and notes. Fair value for these assets is determined using a bid evaluation process of observable, market based inputs effective as of the last business day of the plan year.

(b)	This category includes investments in two common/collective funds of which 79% is invested in stocks comprising the Russell 1000 equity index and the remaining 21% is comprised of short-term investments. Fair value for these assets is determined based on the contract value, which is based on the provisions of the underlying guaranteed investment contracts.

(c)	This category includes investments in corporate bonds, commercial mortgage-backed and asset-backed securities, collateralized mortgage obligations and commercial paper. Fair value for these assets is determined using a bid evaluation process of observable, market based inputs effective as of the last business day of the plan year.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	This category includes investments in small cap stocks of U. S. issuers across diverse industries. Fair value for these assets is determined using quoted market prices on a recognized securities exchange at the last reported trading price on the last business day of the plan year.

(e)	This category is comprised of two mutual funds, one that invests in value-oriented international stocks across diverse industries and one that invests in intermediate term fixed income instruments such as treasuries and high grade corporate bonds. Fair value for these assets is determined using quoted market prices on a recognized securities exchange at the last reported trading price on the last business day of the plan year.

(f)	This category is comprised of a healthcare real estate investment trust. Fair value for these assets is determined based on traded market prices.

(g)	This category includes investments in a combination of 5, 10 and 30 year U.S. Treasury bond futures and credit default swaps. Fair value for these assets is determined based on either settlement prices, prices on a recognized securities exchange or a mid/bid evaluation process using observable, market based inputs.

The pension plan weighted-average asset allocation at December 31, 2009, by asset category on a weighted average basis, is as follows:

	Master Trust
	Plan Assets at	Asset
	December 31,	Allocation
	2009	Target

Equity securities	60%	65%
Debt securities	40%	35%

Total	100%	100%

The pension plan weighted-average asset allocation at December 31, 2008, by asset category on a weighted average basis, is as follows:

	RHD Plan		Dex Media Plan
	Plan Assets at	Asset	Plan Assets at	Asset
	December 31,	Allocation	December 31,	Allocation
	2008	Target	2008	Target

Equity securities	55%	65%	58%	65%
Debt securities	45%	35%	42%	35%

Total	100%	100%	100%	100%

The Asset Management Committee (“AMC”) as appointed by the Compensation and Benefits Committee of the Company’s Board of Directors is a named fiduciary of the plan in matters relating to plan investments and asset management. The AMC has the authority to appoint, retain, monitor and remove any custodian or investment manager and is responsible for establishing and maintaining a funding and investment policy for the Master Trust.

The plans’ assets are invested in accordance with investment practices that emphasize long-term investment fundamentals. The plans’ investment objective is to achieve a positive rate of return over the long term from capital appreciation and a growing stream of current income that would significantly contribute to meeting the plans’ current and future obligations. These objectives can be obtained through a well-diversified portfolio structure in a manner consistent with each plan’s investment policy statement.

The plans’ assets are invested in marketable equity and fixed income securities managed by professional investment managers. Plan assets are invested using a combination of active and passive (indexed) investment

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strategies. The plans’ assets are to be broadly diversified by asset class, investment style, number of issues, issue type and other factors consistent with the investment objectives outlined in each plan’s investment policy statement. The plans’ assets are to be invested with prudent levels of risk and with the expectation that long-term returns will maintain and contribute to increasing purchasing power of the plans’ assets, net of all disbursements, over the long term.

The plans’ assets in separately managed accounts may not be used for the following purposes: short sales, purchases of letter stock, private placements, leveraged transactions, commodities transactions, option strategies, investments in some limited partnerships, investments by the managers in their own securities, their affiliates or subsidiaries, investment in futures, use of margin or investments in any derivative not explicitly permitted in each plan’s investment policy statement.

The plans’ fixed income manager uses derivative financial instruments in the normal course of its investing activities to hedge against adverse changes in the fixed income market and to achieve overall investment portfolio objectives. These financial instruments include U.S. Treasury futures contracts and credit default swaps. The futures held are a combination of 5, 10 and 30 year futures and are being used to manage the duration exposure of the portfolio. The credit default swaps are held as a hedge against declines in certain bond markets and as a vehicle to take advantage of opportunities in certain segments of the fixed income market. The plans’ investment policy statements do not allow the use of derivatives to leverage the portfolio or for speculative purposes. The use of derivatives is not believed to materially increase the credit or market risk of the plans’ investments.

For 2009, 2008 and 2007, we used a rate of 8.00%, 8.50% and 8.25%, respectively, as the expected long-term rate of return assumption on the plan assets for the RHD pension plans. The basis used for determining this rate was the long-term capital market return forecasts for an asset mix similar to the plan’s asset allocation target of 65% equity securities and 35% debt securities at the beginning of each such year. The decrease in the rate for 2009 was a result of a study based on relevant market information. The increase in the rate for 2008 was a result of adding active management to the assets, which is expected to add value over the long term. For 2009, 2008 and 2007, we used a rate of 8.00%, 8.50% and 8.50%, respectively, as the expected long-term rate of return assumption on the plan assets for the Dex Media pension plan. The basis used for determining these rates also included an opportunity for active management of the assets to add value over the long term. The active management expectation was supported by calculating historical returns for the seven investment managers who actively managed the Dex Media plan’s assets. The decrease in the rate for 2009 was a result of a study based on relevant market information.

Although we review our expected long-term rate of return assumption annually, our performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments

The pension plans benefits and postretirement plans benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

	Pension	Postretirement
	Plans	Plans

2010	$27,167	$2,856
2011	21,535	1,220
2012	21,606
2013	21,835
2014	32,685
Years 2015-2019	112,728

We expect to make contributions of approximately $3.6 million and $2.9 million to our pension plans and postretirement plans, respectively, in 2010.

10.	Commitments

We lease office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2016. Rent and lease expense for 2009, 2008 and 2007 was $27.7 million, $26.8 million and $26.4 million, respectively. The future non-cancelable minimum rental payments applicable to operating leases at December 31, 2009 are:

2010	$22,130
2011	17,707
2012	13,144
2013	6,982
2014	6,607
Thereafter	2,556

Total	$69,126

In connection with our software system modernization and on-going support services related to the Amdocs software system, we are obligated to pay Amdocs approximately $68.3 million over the years 2010 through 2012. Effective January 1, 2010, we amended and restated an Internet Yellow Pages reseller agreement whereby we are obligated to pay to AT&T $31.8 million over the years 2010 through 2012. We have entered into a Directory Advertisement agreement with a CMR to cover advertising placed with the Company by the CMR on behalf of Qwest. Under this agreement, we are obligated to pay the CMR approximately $6.5 million for commissions over the years 2010 through 2014.

11.	Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of our business, as well as certain litigation and tax matters. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions in their advertising or improper listings, in each case, contained in directories published by us.

Beginning on October 23, 2009, a series of putative securities class action lawsuits were commenced in the United States District Court for the District of Delaware on behalf of all persons who purchased or otherwise acquired the Company’s publicly traded securities between July 26, 2007 and the time the Company

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

filed for bankruptcy on May 28, 2009, alleging that certain Company officers issued false and misleading statements regarding the Company’s business and financial condition and seeking damages and equitable relief. On December 7, 2009, a putative ERISA class action lawsuit was commenced in the United States District Court for the Northern District of Illinois on behalf of certain participants in or beneficiaries of the R.H. Donnelley 401(k) Savings Plan at any time between July 26, 2007 and the time the lawsuit was filed and whose plan accounts included investments in R.H. Donnelley common stock. The putative ERISA class action complaint contains allegations against certain current and former Company directors, officers and employees similar to those set forth in the putative securities class action lawsuit as well as allegations of breaches of fiduciary duties under ERISA and seeks damages and equitable relief. On December 18, 2009, a lawsuit was filed in California state court by certain former shareholders of the Company alleging that certain Company officers issued false and misleading statements regarding the Company’s business and financial condition and seeking damages and equitable relief. That case was removed to the United States District Court for the Central District of California on February 4, 2010. The Company believes the allegations set forth in all of these lawsuits are without merit and intends to vigorously defend any and all such actions pursued against the Company and/or its current and former officers, employees and directors.

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

12.	Business Segments

Management reviews and analyzes its business of providing marketing products and marketing services as one operating segment.

13.	R.H. Donnelley Corporation (“Parent Company”) Financial Statements

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

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Condensed Parent Company Balance Sheets

	December 31,
	2009	2008

Assets
Cash and cash equivalents	$5,007	$948
Intercompany, net	109,102	350,490
Intercompany loan receivable	5,000	—
Prepaid and other current assets	8,055	6,964

Total current assets	127,164	358,402
Investment in subsidiaries	—	2,098,154
Fixed assets and computer software, net	5,990	7,844
Deferred income taxes, net	71,878	—
Other non-current assets	—	65,651
Intercompany note receivable	300,000	300,000

Total assets	$505,032	$2,830,051

Liabilities and Shareholders’ Deficit
Accounts payable, accrued liabilities and other	$80,061	$7,978
Accrued interest	—	97,025

Total current liabilities not subject to compromise	80,061	105,003
Long-term debt	—	3,206,456
Deficit in subsidiaries	3,950,031	—
Deferred income taxes, net	—	2,928
Other non-current liabilities	8,232	9,039

Total liabilities not subject to compromise	4,038,324	3,323,426
Liabilities subject to compromise	3,385,756	—
Shareholders’ deficit	(6,919,048)	(493,375)

Total liabilities and shareholders’ deficit	$505,032	$2,830,051

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Condensed Parent Company Statements of Operations

	For the Years Ended December 31,
	2009	2008	2007

Expenses	$21,631	$18,490	$19,678
Partnership and equity income (loss)	(7,155,397)	(3,521,790)	338,606

Operating income (loss)	(7,177,028)	(3,540,280)	318,928
Interest expense, net	(106,034)	(297,119)	(244,854)
Gain on debt transactions, net	—	247,297	—
Other income	—	—	1,818

Income (loss) before reorganization items, net and income taxes	(7,283,062)	(3,590,102)	75,892
Reorganization items, net	(98,751)	—	—

Income (loss) before income taxes	(7,381,813)	(3,590,102)	75,892
(Provision) benefit for income taxes	928,520	1,291,775	(29,033)

Net income (loss)	$(6,453,293)	$(2,298,327)	$46,859

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Condensed Parent Company Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008	2007

Cash flow from operating activities	$(118,814)	$(306,471)	$(220,262)
Cash flow from investing activities:
Additions to fixed assets and computer software	(1,705)	(1,391)	(4,095)
Intercompany loan	(5,000)	—	—
Acquisitions, net of cash received	—	—	(336,925)
Equity investment disposition	—	4,318	—

Net cash provided by (used in) investing activities	(6,705)	2,927	(341,020)
Cash flow from financing activities:
Proceeds from issuance of debt, net of costs	—	—	1,468,648
Borrowings under credit facility	—	—	328,000
Credit facility repayments	—	—	(328,000)
Note repurchases and related costs	—	(92,130)	—
Increase (decrease) in checks not yet presented for payment	(22)	1,131	(408)
Proceeds from employee stock option exercises	—	95	13,412
Debt issuance costs in connection with debt transactions	—	(433)	—
Proceeds from the issuance of common stock	—	—	9,000
Repurchase of common stock	—	(6,112)	(89,578)
Excess tax benefits from the exercise of stock options	—	(1,059)	—
Intercompany investments	—	—	(907,735)
Intercompany debt	—	—	(300,000)
Dividends from subsidiaries	129,600	384,100	264,278

Net cash provided by financing activities	129,578	285,592	457,617

Change in cash	4,059	(17,952)	(103,665)
Cash at beginning of year	948	18,900	122,565

Cash at end of year	$5,007	$948	$18,900

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Valuation and Qualifying Accounts

		Net Addition
		to Allowances	Net Additions
	Balance at	from	Charged To	Write-offs	Balance at
	Beginning of	Business.com	Revenue	and Other	End of
	Period	Acquisition	and Expense	Deductions	Period

Allowance for Doubtful Accounts and Sales Claims
For the year ended December 31, 2009	$53,995	—	190,314	(186,470)	$57,839
For the year ended December 31, 2008	$42,817	—	183,658	(172,480)	$53,995
For the year ended December 31, 2007	$42,952	449	135,726	(136,310)	$42,817
Deferred Income Tax Asset Valuation Allowance
For the year ended December 31, 2009	$9,252	—	1,522,653	—	$1,531,905
For the year ended December 31, 2008	$13,726	—	—	(4,474)	$9,252
For the year ended December 31, 2007	$5,978	—	7,748	—	$13,726

15.	Quarterly Information (unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31

2009
Net revenues	$601,986	$565,628	$533,990	$500,843
Impairment charges(1)	—	—	—	(7,337,775)
Operating income (loss)	163,644	143,858	116,506	(7,221,511)
Reorganization items, net(2)	—	(70,781)	(7,107)	(16,880)
(Provision) benefit for income taxes	(366,019)	12,910	(21,925)	1,303,554
Net income (loss)	$(401,210)	$(75,482)	$23,930	$(6,000,531)
Basic and diluted earnings (loss) per share	$(5.83)	$(1.10)	$0.35	$(87.05)

	Three Months Ended
	March 31	June 30	September 30	December 31

2008
Net revenues	$674,654	$663,750	$647,984	$630,423
Impairment charges(1)	(2,463,615)	(660,239)	—	(746,555)
Operating income (loss)	(2,237,606)	(425,186)	185,901	(528,826)
Gain on debt transactions, net(3)	—	161,315	70,224	33,627
(Provision) benefit for income taxes(4)	810,369	161,352	(31,949)	337,924
Net income (loss)	$(1,623,111)	$(338,904)	$26,083	$(362,395)
Basic earnings (loss) per share	$(23.60)	$(4.93)	$0.38	$(5.27)
Diluted earnings (loss) per share	$(23.60)	$(4.93)	$0.38	$(5.27)

(1)	We recognized an impairment charge of $7.3 billion during the fourth quarter of 2009 associated with directory services agreements, advertiser relationships, third party contracts and network platforms acquired in prior acquisitions. We recognized goodwill impairment charges of $2.5 billion and $660.2 million during the first and second quarters of 2008, respectively. During the fourth quarter of 2008, we recognized an impairment charge of $746.2 million associated with certain local and national customer

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relationships and tradenames and technology acquired in prior acquisitions. During the fourth quarter of 2008, we also retired certain computer software fixed assets, which resulted in an impairment charge of $0.4 million. See Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for further discussion.

(2)	Reorganization items, net represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code. See Note 3, “Reorganization Items, Net and Liabilities Subject to Compromise” for further discussion.

(3)	See Note 2, “Summary of Significant Accounting Policies — Gain (Loss) on Debt Transactions, Net” for details regarding these debt transactions and the related accounting treatment.

(4)	The fourth quarter 2008 income tax benefit includes an income tax benefit of $20.3 million from correcting overstated income tax expense in fiscal years 2004 through 2007. We have evaluated the materiality of this correction and concluded it was not material to current or prior year financial statements. Accordingly we recorded this correction during the fourth quarter of 2008.

16.	Subsequent Events

Reorganization and Fresh Start Accounting Pro Forma Adjustments (Unaudited)

Fresh start accounting and reporting provisions are to be applied pursuant to FASB ASC 852 once the Plan is confirmed by the Bankruptcy Court and there are no remaining contingencies material to completing the implementation of the Plan. All conditions required for the adoption of fresh start accounting and reporting were satisfied by the Company on the Effective Date. The Company was required to adopt fresh start accounting and reporting as of the Effective Date, however, in light of the proximity of that date to our accounting period close immediately after the Effective Date, which was January 31, 2010, as well as the results of a materiality assessment discussed below, we elected to adopt fresh start accounting and reporting on February 1, 2010. The financial statements as of the Fresh Start Reporting Date and for subsequent periods will report the results of Dex One with no beginning retained earnings or accumulated deficit. Any presentation of Dex One represents the financial position and results of operations of a new reporting entity and is not comparable to prior periods presented by RHD.

RHD and Dex One performed a quantitative and qualitative materiality assessment in accordance with Staff Accounting Bulletin No. 99, Materiality, in order to determine the appropriateness of choosing the Fresh Start Reporting Date for accounting and reporting purposes instead of the Effective Date. RHD and Dex One concluded that the quantitative assessment will not have a material impact on RHD for the one month ended January 31, 2010 and Dex One for the two months ended March 31, 2010 and that there were no qualitative factors that would preclude the use of the Fresh Start Reporting Date for accounting and reporting purposes. In accordance with FASB ASC 852, the results of operations of RHD prior to the Fresh Start Reporting Date will include (i) a pre-emergence gain of approximately $4.6 billion resulting from the discharge of liabilities under the Plan; (ii) pre-emergence charges to earnings to be recorded as reorganization items resulting from certain costs and expenses relating to the Plan becoming effective; and (iii) a pre-emergence increase in earnings of $2.3 billion resulting from the aggregate changes to the net carrying value of our pre-emergence assets and liabilities to reflect their fair values under fresh start accounting.

FASB ASC 852 provides for, among other things, a determination of the value to be assigned to the assets of the reorganized Dex One as of a date selected for financial reporting purposes. For purposes of the following pro-forma condensed consolidated balance sheet as of December 31, 2009, Dex One has estimated its reorganization value to be $5.7 billion. Under fresh start accounting, the reorganization value was allocated to Dex One’s assets based on their respective fair values in conformity with the purchase method of accounting for business combinations included in FASB ASC 805, Business Combinations. The valuations required to determine the fair value of certain of Dex One’s assets presented below represent the preliminary results of the

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation procedures performed. These preliminary results are subject to further revisions and adjustments, which could have a material impact on the financial information presented below.

The reorganization value represents the amount of resources available, or that become available, for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the Company and its creditors (the “Interested Parties”). This value, along with other terms of the Plan, was determined only after extensive arms-length negotiations between the Interested Parties. Each Interested Party developed its view of what the value should be based upon expected future cash flows of the business after emergence from Chapter 11, discounted at rates reflecting perceived business and financial risks. This value is viewed as the fair value of the entity before considering liabilities and is intended to approximate the amount a willing buyer would pay for the assets of Dex One immediately after restructuring. Based on current and anticipated economic conditions and the direct impact these conditions have on our business, the estimated reorganization value presented below was below the midpoint of the valuation ranges provided by the valuation specialists.

The adjustments presented below are presented on an unaudited pro-forma basis as of December 31, 2009, which differs from our Fresh Start Reporting Date. Accordingly, these estimates are preliminary and subject to further revisions and adjustments, based on any updated valuations, actual amounts, applicable economic conditions as of the Fresh Start Reporting Date and results of operations through the Fresh Start Reporting Date. Dex One’s actual fresh start accounting adjustments may vary materially from those presented below. The audited balance sheet and the unaudited pro forma adjustments presented below summarize the impact of the Plan and the adoption of fresh start accounting as if the date of emergence had occurred on December 31, 2009.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Pro Forma Reorganized Condensed Consolidated Balance Sheet
As of December 31, 2009
(Unaudited)

	December 31, 2009
	Predecessor	Reorganization		Fresh Start		Pro Forma
	Company	Adjustments(1)		Adjustments(2)		Reorganized
	(In thousands)

Assets
Current Assets
Cash and cash equivalents	$665,940	$(540,940	)(3)	$—		$125,000
Net accounts receivable	825,786	—		(50,446	)(2)	775,340
Deferred directory costs	138,061	—		(121,994	)(2)	16,067
Prepaid expenses and other current assets	90,928	(1,230	)(8)	(5,100	)(2)	84,598

Total current assets	1,720,715	(542,170)		(177,540)		1,001,005
Fixed assets and computer software, net	157,272	—		31,859	(2)	189,131
Other non-current assets	62,699	—		(59,287	)(9)	3,412
Deferred income taxes, net	399,885	—		(399,885	)(2)	—
Intangible assets, net	2,158,223	—		425,777	(2)	2,584,000
Goodwill	—	—		1,908,468	(2)	1,908,468

Total Assets	$4,498,794	$(542,170)		$1,729,392		$5,686,016

Liabilities and Shareholders’ (Deficit) Equity
Current Liabilities
Accounts payable and accrued liabilities	$168,488	$(16,762	)(3)	$(5,864	)(3)	$145,862
Short-term deferred income taxes, net	108,184	—		153,326	(2)	261,510
Accrued interest	4,643	(4,643	)(3)	—		—
Deferred directory revenues	848,775	—		(826,830	)(2)	21,945
Current portion of long-term debt	993,528	(827,579	)(3)(4)	(24,879	)(7)	141,070

Total current liabilities	2,123,618	(848,984)		(704,247)		570,387
Long-term debt	2,561,248	656,271	(3)(4)	(95,368	)(7)	3,122,151
Deferred income taxes, net	—	—		232,161	(2)	232,161
Other non-current liabilities	380,163	23,050	(8)	(18,144	)(2)	385,069
Liabilities subject to compromise	6,352,813	(6,352,813	)(5)	—		—

Total liabilities	11,417,842	(6,522,476)		(585,598)		4,309,768
Shareholders’ (Deficit) Equity
Common stock — Predecessor	88,169	(88,169	)(6)	—		—
Additional paid-in capital — Predecessor	2,442,549	(2,442,549	)(6)	—		—
Accumulated deficit	(9,137,160)	7,134,776	(6)	2,002,384	(2)	—
Treasury Stock — Predecessor	(256,114)	—		256,114	(2)	—
Accumulated other comprehensive loss	(56,492)	—		56,492	(2)	—
Common stock — Successor	—	5,000	(6)	—		5,000
Additional paid-in capital — Successor	—	1,371,248	(1)	—		1,371,248

Total shareholders’ (deficit) equity	(6,919,048)	5,980,306		2,314,990		1,376,248

Total Liabilities and Shareholders’ (Deficit) Equity	$4,498,794	$(542,170)		$1,729,392		$5,686,016

(1)	Represents amounts to be recorded on the Fresh Start Reporting Date for the implementation of the Plan, including the settlement of liabilities subject to compromise and related payments, distributions of cash

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and new shares of Dex One common stock to pre-petition creditors and the cancellation of RHD common stock. The reorganization adjustments also include the establishment of Dex One additional paid-in capital resulting from the reorganization adjustments.

(2)	Represents the adjustments for fresh start accounting primarily related to recording intangible assets, accounts receivable and fixed assets and computer software at fair value and related deferred income taxes in accordance with ASC 805. Additionally, such fresh start adjustments reflect the elimination of substantially all of our deferred directory costs and related deferred directory revenue based on the minimal obligations we have subsequent to the Fresh Start Reporting Date for directories that published prior to the Fresh Start Reporting Date. Such estimates of fair value are preliminary and are subject to change. The fresh start adjustments also include the elimination of RHD’s accumulated deficit, treasury stock, accumulated other comprehensive loss and deferred rent.

The excess of our reorganization value over the fair value of our assets is estimated to be $1.9 billion and is recorded as goodwill.

(3)	Reflects the cash payments for such items as debt repayments and professional fees. There are additional payments that will be made post emergence of approximately $75.0 million that are reflected in accounts payable and accrued liabilities. Once such payments are made, the expected cash balance will approximate $125.0 million before changes in working capital and other adjustments after the Fresh Start Reporting Date. All accrued interest associated with our credit facilities and interest rate swaps at December 31, 2009 has been either paid or converted into a new tranche of term loans under the amended and restated credit facilities.

(4)	Reflects the amendment and restatement of our credit facilities as well as the issuance of the $300.0 million Dex One Senior Subordinated Notes on the Effective Date.

(5)	Reflects the discharge of the RHD’s pre-petition liabilities in accordance with the Plan.

(6)	Reflects the issuance of new Dex One common stock to pre-petition creditors, the cancellation of RHD common stock, elimination of RHD additional paid-in capital and the gain on the discharge of liabilities subject to compromise.

(7)	Represents the adjustment to record our long-term debt at fair value as of the Fresh Start Reporting Date.

(8)	Represents interest rate swap liabilities and related interest receivables that have been converted into a new tranche of term loans under the amended and restated credit facilities as well as the reclass of certain liabilities from liabilities subject to compromise.

(9)	Represents elimination of deferred financing costs associated with our existing credit facilities.

Amended and Restated Credit Facilities Upon Emergence from the Chapter 11 Proceedings

In accordance with the Plan, the Company’s exiting credit facilities were amended and restated on the Effective Date. The terms and conditions of the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”) consist of the following:

•	The balances under the existing Term Loan D-1, Term Loan D-2 and RHDI Revolver, as well as $13.6 million associated with unsettled and outstanding interest rate swap liabilities, have been converted into a new tranche of term loans and provides for an initial prepayment of such loans. As of the Effective Date, the aggregate outstanding balance of the term loans under the RHDI Amended and Restated Credit Facility was $1,224.9 million;

•	The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014;

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Interest payments are made at our option at either:

•	The highest (subject to a floor of 4.00%) of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, and (z) one month LIBOR plus 1.00% in each case, plus an interest rate margin for base rate loans. The interest rate margin for base rate loans is initially 5.25% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 5.25% per annum if RHDI’s consolidated leverage ratio is greater than or equal to 4.25 to 1.00, and equal to 5.00% per annum if RHDI’s consolidated leverage ratio is less than 4.25 to 1.00; or

•	The higher of (i) LIBOR rate and (ii) 3.00%, in each case, plus an interest rate margin for LIBOR loans. The interest rate margin for LIBOR loans is initially 6.25% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 6.25% per annum if RHDI’s consolidated leverage ratio is greater than or equal to 4.25 to 1.00, and equal to 6.00% per annum if RHDI’s consolidated leverage ratio is less than 4.25 to 1.00. RHDI may elect interest periods of 1, 2, 3 or 6 months for LIBOR borrowings.

The terms and conditions of the amended and restated Dex Media East credit facility (“Dex Media East Amended and Restated Credit Facility”) consist of the following:

•	The balances under the existing Term Loan A, Term Loan B and Dex Media East Revolver, as well as $26.7 million associated with unsettled and outstanding interest rate swap liabilities, have been converted into a new tranche of term loans and provides for an initial prepayment of such loans. As of the Effective Date, the aggregate outstanding balance of the term loans under the Dex Media East Amended and Restated Credit Facility was $956.2 million;

•	The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014;

•	Interest payments are made at our option at either:

•	The highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, and (z) one month LIBOR plus 1.00% in each case, plus an interest rate margin for base rate loans. The interest rate margin for base rate loans is initially 1.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 1.50% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 1.25% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 1.00% per annum if DME Inc.’s consolidated leverage ratio is less than 2.50 to 1.00; or

•	The LIBOR rate plus an interest rate margin for LIBOR loans. The interest rate margin for LIBOR loans is initially 2.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 2.50% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 2.25% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 2.00% per annum if DME Inc.’s consolidated leverage ratio is less than 2.50 to 1.00. DME Inc. may elect interest periods of 1, 2, 3 or 6 months for LIBOR borrowings.

The terms and conditions of the amended and restated Dex Media West credit facility (“Dex Media West Amended and Restated Credit Facility”) consist of the following:

•	The balances under the existing Term Loan A, Term Loan B and Dex Media West Revolver, as well as $1.0 million associated with unsettled and outstanding interest rate swap liabilities, have been converted into a new tranche of term loans and provides for an initial prepayment of such loans. As of the

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Date, the aggregate outstanding balance of the term loans under the Dex Media West Amended and Restated Credit Facility was $903.7 million;

•	The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014;

•	Interest payments are made at our option at either:

•	The highest (subject to a floor of 4.00%) of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, and (z) one month LIBOR plus 1.00% in each case, plus an interest rate margin for base rate loans. The interest rate margin for base rate loans is initially 3.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 3.50% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 3.25% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 3.00% per annum if DMW Inc.’s consolidated leverage ratio is less than 2.50 to 1.00; or

•	The higher of (i) LIBOR rate and (ii) 3.00%, in each case, plus an interest rate margin for LIBOR loans. The interest rate margin for LIBOR loans is initially 4.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 4.50% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 4.25% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 4.00% per annum if DMW Inc.’s consolidated leverage ratio is less than 2.50 to 1.00. DMW Inc. may elect interest periods of 1, 2, 3 or 6 months for LIBOR borrowings.

Each of the Company’s amended and restated credit facilitates includes an uncommitted revolving credit facility available for borrowings up to $40.0 million. The availability of such uncommitted revolving credit facility is subject to certain conditions including the prepayment of the term loans under each of the amended and restated credit facilities in an amount equal to such revolving credit facility.

The amended and restated credit facilities contain provisions for prepayment from net proceeds of asset dispositions, equity issuances and debt issuances subject to certain exceptions, from a ratable portion of the net proceeds received by the Company from asset dispositions by the Company, subject to certain exceptions, and from a portion of excess cash flow.

Each of the Company’s amended and restated credit facilities contain certain covenants that, subject to exceptions, limit or restrict each borrower and its subsidiaries’ incurrence of liens, investments (including acquisitions), sales of assets, indebtedness, payment of dividends, distributions and payments of certain indebtedness, sale and leaseback transactions, swap transactions, affiliate transactions, capital expenditures and mergers, liquidations and consolidations. Each amended and restated credit facility also contains certain covenants that, subject to exceptions, limit or restrict each borrowers incurrence of liens, indebtedness, ownership of assets, sales of assets, payment of dividends or distributions or modifications of the Dex One Senior Subordinated Notes. Each borrower is required to maintain compliance with a consolidated leverage ratio covenant. RHDI and DMW Inc. is also required to maintain compliance with consolidated interest coverage ratio covenant. DMW Inc. is also required to maintain compliance with a consolidated senior secured leverage ratio covenant. The Dex Media West Amended and Restated Credit Agreement includes an option for additional covenant relief under the senor secured leverage covenant through the fourth quarter of 2011, subject to increased amortization of the loans through the first quarter of 2012, an increase in the excess cash flow sweep for 2010 and 2011 and payment of a 25 basis point fee ratably to the lenders under the Dex Media West Amended and Restated Credit Agreement.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The obligations under each of the amended and restated credit facilitates are guaranteed by the subsidiaries of the borrower and are secured by a lien on substantially all of the borrower’s and its subsidiaries’ tangible and intangible assets, including a pledge of the stock of their respective subsidiaries, as well as a mortgage on certain real property, if any.

Pursuant to a shared guaranty and collateral agreement and subject to an intercreditor agreement among the administrative agents under each of the amended and restated credit facilitates, the Company and, subject to certain exceptions, certain subsidiaries of the Company, guaranty the obligations under each of the amended and restated credit facilitates and the obligations are secured by a lien on substantially all of such guarantors’ tangible and intangible assets, including a pledge of the stock of their respective subsidiaries, as well as a mortgage on certain real property, if any.

Notes Issued Upon Emergence from the Chapter 11 Proceedings

On the Effective Date, we issued the $300.0 million Dex One Senior Subordinated Notes in exchange for the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011. Interest on the Dex One Senior Subordinated Notes is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects paid-in-kind (“PIK”) interest payments. The Company may elect, prior to the start of each interest payment period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as incremental or additional senior secured notes. The interest rate on the Dex One Senior Subordinated Notes may be subject to adjustment in the event the Company incurs certain specified debt with a higher effective yield to maturity than the yield to maturity of the Dex One Senior Subordinated Notes. The Dex One Senior Subordinated Notes are unsecured obligations of the Company, effectively subordinated in right of payment to all of the Company’s existing and future secured debt, including Dex One’s guarantee of borrowings under each of the amended and restated credit facilities and are structurally subordinated to any existing or future liabilities (including trade payables) of our direct and indirect subsidiaries.

The Dex One Senior Subordinated Notes contain certain covenants that, subject to certain exceptions, among other things, limit or restrict the Company’s (and, in certain cases, the Company’s restricted subsidiaries’) incurrence of indebtedness, making of certain restricted payments, incurrence of liens, entry into transactions with affiliates, conduct of its business and its merger, consolidation or sale of all or substantially all of its property. The Dex One Senior Subordinated Notes also require the Company to offer to repurchase the Dex One Senior Subordinated Notes at par after certain changes of control involving the Company or the sale of substantially all of the assets of the Company. Holders of the Dex One Senior Subordinated Notes also may cause the Company to repurchase the Dex One Senior Subordinated Notes at a price of 101% of the principal amount upon the incurrence by the Company of certain acquisition indebtedness.

The Dex One Senior Subordinated Notes are redeemable at our option beginning in 2011 at the following prices (as a percentage of face value):

Redemption Year	Price

2011	106.000%
2012	102.000%
2013	101.000%
2014 and thereafter	100.000%

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps and Caps

Subsequent to the amendment and restatement of the Company’s credit facilities, we entered into the following interest rate swap and interest rate cap agreements, which have not been designated as cash flow hedges, to manage fluctuations in cash flows resulting from changes in interest rates on the Dex Media East Amended and Restated Credit Facility and RHDI Amended and Restated Credit Facility, respectively.

Interest Rate Swaps — Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
	(Amounts in millions)

February 26, 2010	$300	(2)	1.20% - 1.796%	February 29, 2012 - February 28, 2013
March 5, 2010	100	(1)	1.668%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013

Total	$500

Interest Rate Caps — RHDI

Effective Dates	Notional Amount		Cap Rates	Maturity Dates
	(Amounts in millions)

February 26, 2010	$200	(3)	3.0% - 3.5%	February 28, 2012 - February 28, 2013
March 8, 2010	100	(4)	3.5%	January 31, 2013
March 10, 2010	100	(4)	3.0%	April 30, 2012

Total	$400

(1)	Consists of one swap

(2)	Consists of three swaps

(3)	Consists of two caps

(4)	Consists of one cap

Issuance of New Common Stock

Upon emergence from Chapter 11 and pursuant to the Plan, all of the issued and outstanding shares of RHD common stock and any other outstanding equity securities of RHD including all stock options, stock appreciation rights and restricted stock, were cancelled. On the Effective Date, Dex One issued an aggregate amount of 50,000,001 shares of new common stock, par value $.001 per share.

Registration Rights Agreement

On the Effective Date and pursuant to the Plan, the Company entered into a Registration Rights Agreement (the “Agreement”), requiring the Company to register with the SEC certain shares of its common stock and/or the Dex One Senior Subordinated Notes upon the request of one or more Eligible Holders (as defined in the Agreement), in accordance with the terms and conditions set forth therein. The Company is also required, pursuant to the Agreement, to file a shelf registration statement covering the resale of Registerable Securities, as defined, within 30 days of the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2009 and use its commercially reasonable efforts to cause such shelf registration statement to become effective within 75 days after its filing. The Agreement also provides to Eligible Holders certain piggyback registration rights in connection with the registration of other securities by the Company.

R.H. DONNELLEY CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION AS OF MAY 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dex One Equity Incentive Plan

On the Effective Date, the Company’s Board of Directors ratified the EIP. Under the EIP, certain employees and non-employee directors of Dex One are eligible to receive stock options, SARs, limited stock appreciation rights in tandem with stock options, restricted stock and restricted stock units. Under the EIP, 5.6 million shares of Dex One common stock were authorized for grant. To the extent that shares of Dex One common stock are not issued or delivered by reason of (i) the expiration, termination, cancellation or forfeiture of such award, with certain exceptions, or (ii) the settlement of such award in cash, then such shares of Dex One common stock shall again be available under the EIP. Stock awards will typically be granted at the market value of Dex One’s common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to five years from the date of grant, and may be exercised up to a maximum of ten years from the date of grant. Dex One’s Compensation & Benefits Committee will determine termination, vesting and other relevant provisions at the date of the grant. Dex One will implement a policy of issuing treasury shares held to satisfy stock issuances associated with stock-based award exercises.

On March 1, 2010, the Company granted 1.3 million SARs to certain employees, including executive officers, as intended in the Plan and in conjunction with the EIP. These SARs, which are settled in Dex One common stock, were granted at a grant price of $28.68 per share, which was equal to the market value of Dex One’s common stock on the grant date, and vest ratably over three years.

Income Taxes

Based upon the closing of the SEC filing period for Forms 13-G and review of these forms filed through February 15, 2010, the Company has determined that it became more-likely-than — not that the check the box election is effective prior to the actual date of ownership change under Section 382. As a result, the Company will record a tax benefit for the reversal of the liability for unrecognized tax benefit of $276.4 million in the Dex One statements of financial condition and results of operations for the period ended March 31, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with the Company’s principal independent registered public accounting firm for the two-year period ended December 31, 2009.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures  Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Office, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specific in the Securities and Exchanges Commission’s rules and forms.

(b) Management’s Annual Report on Internal Control Over Financial Reporting  Management’s Report on Internal Control over Financial Reporting and the independent registered public accounting firm’s attestation report on the Company’s internal control over financial reporting required under Item 308 of Regulation S-K have been included in Item 8 immediately preceding the Company’s consolidated financial statements.

(c) Changes in Internal Controls  Other than the changes discussed below, there have not been any other changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As of December 31, 2008, processes, procedures and controls related to financial reporting were not effective to ensure that amounts related to deferred income tax assets and liabilities and the resulting current and deferred income tax expense and related footnote disclosures were accurate. The Company did not maintain effective controls over the review and analysis of calculations and related supporting documentation underlying the deferred tax provision to ensure a complete, comprehensive and timely review of deferred income tax accounts and related footnote disclosures.

During the fourth quarter of 2009, the Company completed its implementation of controls designed to remediate the material weakness noted above, including:

•	The Company implemented controls to formalize its reconciliation process and evaluation of deferred income tax balances including a comprehensive analysis of differences between income tax balances determined on a basis in conformity with generally accepted accounting principles for financial reporting purposes and those determined for tax reporting purposes;

•	The timing of certain tax review activities, including apportionment and allocation for income tax reporting purposes, during the financial statement closing process, were accelerated to provide comprehensive reviews;

•	The Company improved documentation and instituted formalized reviews of tax positions taken, with senior management and external experts, to ensure proper evaluation and accounting treatment of complex tax issues;

•	External consultants were engaged to supplement internal resources while certain compliance related activities were fully outsourced;

•	Reduction in the number of subsidiary audits, thereby reducing the amount and complexity of tax accounting and reporting requirements; and

•	Simplification of our legal entity reporting structure eliminated a number of the Company’s legal entities, which will reduce the overall complexity of the tax accounting and compliance processes in the future.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Pursuant to the terms of the Plan of Reorganization, the initial board of directors of the Company consists of seven (7) directors including (i) the Chief Executive officer of the Company, (ii) three (3) directors selected by Franklin Advisers, Inc. and (iii) three (3) directors selected by the group of noteholders holding in excess of a majority of the principal amount of pre-petition unsecured note debt who signed support agreements in favor of the pre-arranged restructuring plan that served as the basis for the Plan (the “Consenting Noteholders”). Messrs. Davis, Bulkeley and Liddell were selected to serve as directors by the Consenting Noteholders and Messrs. Kuersteiner, McEachen and Schultz were selected to serve as directors by Franklin Advisers, Inc.

The following descriptions of the business and public company director experience of our directors include the principal positions held by them since March 2005 and their current public company board representations and their past public company board representations since March 2005.

Jonathan B. Bulkeley, 49, has served as Chief Executive officer of Scanbuy Inc., a global leader in visual navigation for the wireless industry, since March 2006. Prior to that, Mr. Bulkeley was Managing Partner of Achilles Partners, LLC, an investment, advisory and research firm. Mr. Bulkeley also owns and operates the Blue Square Small Cap Value Fund, a hedge fund investing in global small and micro cap equities. Mr. Bulkeley also previously has served as Chief Executive Officer of barnesandnoble.com, and Chairman and Chief Executive Officer of Lifeminders, an online direct marketing company. Mr. Bulkeley has served as a Company director since January 2010 and currently serves on the board of Spark Networks, Inc. During the past five years, Mr. Bulkeley has also been a director of The Reader’s Digest Association, Inc. and Excelsior LaSalle Property Fund, Inc. Mr. Bulkeley brings to the Board management and operational experience with companies in all phases of business development.

Eugene I. Davis, 54, has served as Chairman and Chief Executive Officer of Pirinate Consulting Group, L.L.C., a privately-held consulting firm specializing in crisis and turn-around management and strategic advisory services for public and private business entities, since 1999. Prior to joining Pirinate Consulting, Mr. Davis was Chief Operating Officer of Total-Tel USA Communications, Inc., and President of Emerson Radio Corp. Mr. Davis has served as director for numerous public and private companies across various industries. Mr. Davis has served as a Company director since January 2010 and currently serves on the boards of Atlas Air Worldwide Holdings, Inc., American Commercial Lines Inc., Foamex International Inc., Knology, Inc., Rural/Metro Corporation, SeraCare Life Sciences, Inc., Solutia Inc., Spectrum Brands, Inc. and TerreStar Corporation. During the past five years, Mr. Davis has also been a director of Ambassadors International, Inc., Atari, Inc., Delta Airlines, Exide Technologies, Footstar, Inc., Granite Broadcasting Corporation, Ion Media Networks, Inc., iPCS, Inc., Media General, Inc., Ogelbay Norton Company, PRG-Schultz International Inc., Silicon Graphics International, Tipperary Corporation and Viskase, Inc. Mr. Davis brings to the Board experience with companies emerging from chapter 11 restructuring processes and also has significant experience as a director of public companies.

Richard L. Kuersteiner, 70, has served in various capacities at Franklin Resources, Inc., a global investment management organization known as Franklin Templeton Investments, since 1990, including Director of Restructuring, Managing Corporate Counsel and Associate General Counsel. He has served as an officer of virtually all of the Franklin Templeton funds. Mr. Kuersteiner has served as a Company director since January 2010. Mr. Kuersteiner brings to the Board experience in complex restructuring transactions and the perspective of large institutional investors.

W. Kirk Liddell, 60, has served as President, Chief Executive Officer and Director of Irex Corporation, the parent corporation of a specialty contracting network serving commercial, industrial, marine and residential customers, since 1984. Prior to joining Irex Corporation, Mr. Liddell was an associate at Covington & Burling in Washington, D.C., where he practiced corporate law with a focus on bank regulation, securities and antitrust. Mr. Liddell has served as the Company’s lead director since January 2010. Mr. Liddell brings to the Board operational experience as the chief executive of a company directly interfacing with local businesses and consumers.

Mark A. McEachen, 52, has served as Chief Financial Officer of Freedom Communications, Inc., a media company with broadcast television and print publishing business segments, since May 2009. Freedom Communications, Inc. filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code on September 1, 2009 and is expected to emerge from bankruptcy protection under a plan of reorganization later this month. From February 2008 to May 2009 Mr. McEachen served as Chief Financial Officer of Fabrik, Inc., a designer, manufacturer and marketer of online services solutions. Prior to that, Mr. McEachen served as interim Chief Executive Officer and Chief Operating and Financial Officer of BridgeCo Inc., a digital entertainment networking company. Mr. McEachen has served as a Company director since January 2010. Mr. McEachen brings to the Board experience as the chief financial officer of a diversified media company facing many of the same economic and marketplace challenges as the Company. Mr. McEachen also has financial and operating experience with digital businesses.

Alan F. Schultz, 51, has served as Chairman, President and Chief Executive Officer of Valassis Communications, Inc., a marketing services company, since 1998. Mr. Schultz has served as a Company director since May 2005 and currently serves on the board of Valassis Communications, Inc. Mr. Schultz brings to the Board experience as the chief executive officer of a marketing services company servicing both national and local businesses. A director since 2005, Mr. Schultz also has a familiarity with the Company’s business and industry.

David C. Swanson, 55, has served as Chief Executive Officer of the Company since May 2002. He first became Chairman of the Board in December 2002, surrendered that position in January 2006 in connection with the Dex Media merger, and was re-appointed Chairman in April 2006. He served as President and Chief Operating Officer of the Company from December 2000 until May 2002. Mr. Swanson has served as a Company director since 2001. Mr. Swanson is the Company’s chief executive and, with more than 23 years with the Company, brings to the Board a wealth of experience with all aspects of the Company’s operations. Further, he brings the perspective of the Company’s management to the Board’s deliberations. As the Company’s longest serving director, he also provides continuity to the Board.

Executive Officers

The following table sets forth information concerning the individuals who serve as executive officers of the Company as of March 1, 2010.

Name	Age	Position(s)

David C. Swanson	55	Chairman of the Board and Chief Executive Officer
George F. Bednarz	56	Executive Vice President — Enterprise Sales and Operations
Steven M. Blondy	50	Executive Vice President and Chief Financial Officer
Sean W. Greene	39	Senior Vice President, Corporate Strategy and Business Development
Tyler D. Gronbach	41	Senior Vice President of Corporate Communications and Administration
Mark W. Hianik	49	Senior Vice President, General Counsel and Corporate Secretary
Margaret LeBeau	51	Senior Vice President and Chief Marketing Officer
Gretchen Zech	40	Senior Vice President — Human Resources
Jenny L. Apker	52	Vice President and Treasurer
Sylvester J. Johnson	49	Vice President — Controller and Chief Accounting Officer

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

Sean W. Greene has served as Senior Vice President — Interactive since July 2009. Prior to that, Mr. Greene served as Corporate Strategy and Business Development since October 2008. Prior to that, Mr. Greene served as Vice President & General Manager of Dex Search Marketing since December 2007. Prior to that, Mr. Greene served as Vice President of Interactive Strategy, Product Management and Business Development from September 2006 to December 2007. Prior to that, Mr. Greene served as Assistant Vice President of Competitive Strategy and Business Development.

Tyler D. Gronbach has served as Senior Vice President of Corporate Communications and Administration since January 2007. Prior to that, Mr. Gronbach served as Vice President of Corporate Communications since October 2005. Prior to joining the Company, Mr. Gronbach served as Vice President of Corporate Communications with Qwest Communications International Inc., a national network services provider.

Mark W. Hianik has served as Senior Vice President, General Counsel and Corporate Secretary since April 2008. Prior to joining the Company, Mr. Hianik served as Vice President and Assistant General Counsel for Tribune Company, a diversified media company.

Margaret LeBeau has served as Senior Vice President and Chief Marketing Officer since January 2006. Prior to the Dex Media merger, Ms. LeBeau served as Senior Vice President of Marketing for Dex Media, Inc., the exclusive white and yellow pages publisher for Qwest Communications.

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

We have been advised that there are no family relationships among any of our executive officers or directors and that there is no arrangement or understanding among any of our executive officers and any other persons pursuant to which they were appointed, respectively, as an executive officer. Pursuant to the terms of the Plan, the initial board of directors of the Company was to consist of seven (7) directors including (i) the Chief Executive officer of the Company, (ii) three (3) directors selected by Franklin Advisers, Inc. and (iii) three (3) directors selected by the group of noteholders holding in excess of a majority of the principal amount of pre-petition unsecured note debt who signed support agreements in favor of the pre-arranged restructuring plan that served as the basis for the Plan (the “Consenting Noteholders”). Messrs. Davis, Bulkeley and Liddell were selected to serve as directors by the Consenting Noteholders and Messrs. Kuersteiner, McEachen and Schultz were selected to serve as directors by Franklin Advisers, Inc.

Code of Conduct

In January 2010, the Board approved a revised code of conduct applicable to the Board, senior management including the principal executive officer, principal financial officer and principal accounting officer, and all other employees. The code of conduct is available on our website at www.dexone.com. Any waiver of any provision of the code of conduct made with respect to any director or executive officer of the Company will be promptly posted on our web site at the same link as the code of conduct itself and will be disclosed in the next periodic report required to be filed with the SEC. In addition, the Company will provide a copy of its Corporate Governance Guidelines and any Committee Charter referenced herein upon request at no charge. Any such request should be mailed to the Company’s principal executive offices, 1001 Winstead Drive, Cary, North Carolina 27513, Attention: Investor Relations. Requests from beneficial stockholders must set forth a good faith representation as to such ownership on that date.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of filings with the Securities and Exchange Commission and written representations that no other filings were required to be made, we believe that all of our directors and executive officers complied during the 2009 fiscal year with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

Audit Committee Matters

The Board of Directors has unanimously determined that Jonathan B. Bulkeley, Eugene I. Davis and W. Kirk Liddell, each a present member of the Audit and Finance Committee, qualify as “audit committee financial experts” and possess “accounting or related financial management expertise” within the meaning of all applicable laws and regulations. In addition, the Board has unanimously determined that all present members of the Audit and Finance Committee are financially literate and, as stated below, independent as that term is used in Item 407(a) of regulation S-K. Mr. Davis presently serves on three or more public company audit committees. The Board of Directors has reviewed the abilities, education and experience of Mr. Davis, has considered Mr. Davis’s simultaneous service on the audit committees of other public companies and has unanimously determined that Mr. Davis’s simultaneous service on the audit committees of more than three public companies will not impair his ability to effectively serve on the Company’s Audit and Finance Committee.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This discussion and analysis of our compensation program for named executive officers should be read in conjunction with the accompanying tables and text disclosing the compensation awarded to, earned by or paid to the named executive officers.

Compensation of the named executive officers is determined under the Company’s compensation program for senior executives. This program is governed by the Compensation and Benefits Committee of the Board of Directors, referred to herein as the Committee. Currently, the Committee determines the compensation of all of the Company’s executive officers. This discussion and analysis focuses on the named executive officers, referred to herein as the NEOs, listed in the Summary Compensation Table and other compensation tables in this Form 10-K.

Upon the Company’s emergence from bankruptcy on January 29, 2010 (discussed more fully below), the Board of Directors was substantially reconstituted with five new independent directors joining legacy directors David C. Swanson and Alan F. Schultz to comprise the new seven member Board. The Committee was also reconstituted with new independent directors Richard L. Kuersteiner and Mark A. McEachen joining Mr. Schultz as the new Committee members. Throughout this Item references to the “Prior Committee” shall be to the former Compensation and Benefits Committee that was serving throughout 2009 and until January 28,

2010 and references to the “Committee” shall be to the current Compensation and Benefits Committee consisting of Messrs. Schultz, as chair, Kuersteiner and McEachen.

Context and Perspective

During 2008, the Company took significant initiatives to address the challenging selling environment and advance its strategic priorities. The Company improved efficiency and eliminated non-essential operating costs, reducing headcount by 20 percent and achieving $100 million of cost savings. At the same time, the Company broadened and improved its Dex branded interactive local search solutions; completed a major, company-wide systems integration and upgrade project; and reduced net debt. Yet, despite these efforts, in the second half of 2008, management felt the impact of the wide-spread economic crisis. Advertising sales declined throughout the year primarily due to the impact the recession had on small and medium sized businesses, including lower consumer spending, reduced liquidity and higher business failure rates.

The challenging economy and declining advertising sales continued into and throughout 2009. In response to these economic challenges, the Company continued to actively manage expenses and enacted a number of initiatives to streamline operations and contain costs. At the same time, the Company continued to improve the value delivered to its advertisers by, among other things, adding mobile and voice platforms to its distribution network. In late 2008 through early 2009 the Company also took steps to proactively address its significant debt load and near-term debt maturities and amortization payments. After several months of negotiations, the Company agreed to a pre-arranged restructuring plan with its secured lenders and a majority of its unsecured noteholders. Following the Company’s voluntary bankruptcy filing on May 28, 2009, management continued to execute on the restructuring plan throughout the balance of 2009. The Company’s Plan of Reorganization was confirmed by the bankruptcy court on January 12, 2010 and the Company successfully emerged from bankruptcy protection on January 29, 2010.

In late 2008 through early 2009, with the continuing effects of a challenging economy on the Company’s business and a proposed balance sheet restructuring under consideration, the Prior Committee reassessed and restructured the executive compensation program, resulting in the following: no increases in base salary, annual incentive targets or total direct remuneration targets for any NEO for 2009; elimination of equity awards at all levels of the organization in favor of a cash-based long-term incentive plan; freezing of the defined benefit plans for the non-union workforce; establishment of a single, unified, defined contribution plan; and termination of the deferred compensation plan. As 2009 progressed, as a result of collective bargaining, the Company successfully froze the defined benefit plans of its unionized workforce as well. More detail regarding the various changes to the Company’s executive compensation program is provided in the appropriate sections that follow.

These changes, which were necessitated by the economic difficulties at that time, served to motivate the strategic executive action necessary to move the Company through another difficult year and its balance sheet restructuring.

Objectives of the Compensation Program for Named Executive Officers

The Prior Committee intended that the Company’s executive compensation program support a growth-oriented business strategy by motivating and rewarding management activities that create sustainable shareholder value over time. The executive compensation objectives are to:

•	Enable the Company to attract and retain the key leadership talent required to successfully execute its business strategy;

•	Align executive pay with performance, both annual and long-term;

•	Ensure internal equity, both as compared to other executives based upon position and contributions, and to the broader employee population;

•	Strongly link the interests of executives to those of the Company’s shareholders and other key constituencies;

•	Keep the executive compensation practices transparent, in line with best practices in corporate governance; and

•	Administer executive compensation on a cost-effective and tax-efficient basis.

Elements of the Compensation Program for Named Executive Officers

The Prior Committee structured the major portion of executive compensation as total direct remuneration, encompassing salary, annual incentive awards and long-term incentive awards. Additional elements supplement total direct remuneration. The table below lists the various elements of the Company’s 2009 compensation program for the NEOs, and briefly explains the purpose of each element.

Element of Compensation Program	Description	How this Element Promotes Company Objectives

Annual Compensation:
— Salary	Fixed annual compensation.	Intended to be competitive with marketplace in order to aid in recruitment and retention and reflect relative internal value of position.
— Annual Incentive	Opportunity to earn performance-based compensation for achieving pre-set annual goals.	Motivate and reward achievement of short-term operating corporate objectives that enhance long-term shareholder value.
Long-term Compensation (LTIP):
— For 2009, a cash-based long-term incentive based on a three-year performance cycle upon the achievement of stated cash flow targets	Opportunity to earn long-term performance-based compensation for achieving pre-set annual cash flow targets.	With nominal value in the equity pre-restructuring, equity was not considered to be an effective incentive. Therefore, in 2009, the Company introduced a cash-based LTIP.
Other Compensation Elements:
— Retirement Income	Qualified and non-qualified defined benefit, defined contribution and supplemental plans intended to provide pensions or lump sum payments upon retirement.	Designed to provide basic benefits to aid in recruitment and retention; the defined benefit plans were frozen for non-union employees (including the NEOs) effective as of January 1, 2009.
— Severance Payments	Payments and benefits upon termination of an executive’s employment in specified circumstances.	Intended to provide financial security at competitive levels to attract lateral hires and to retain executives.
— Benefits	Health and welfare benefits.	Customary programs to facilitate recruitment and retention.
— Perquisites	Personal benefits, such as limited personal use of company aircraft, financial planning services and executive health services.	Intended to recognize and provide additional compensation to executives at a relatively low cost to Dex One generally; Company provides a gross up on the taxes for the perquisites.

The Prior Committee reviewed and took into account all elements of executive compensation in setting policies and determining compensation amounts. In the process, the Prior Committee reviewed ongoing reports and special analyses of compensation for all executive officers, including the Chief Executive Officer, in consultation with its independent executive compensation consultant. These reports and analyses included such information as the value to the executive and cost to the Company of total remuneration at various performance levels during employment and in the event of termination, as well as compensation programs, structures and practices, remuneration and benefits levels, and trends among peer group companies and in the general marketplace.

Total Direct Remuneration

Peer Group Companies.  The Prior Committee intended that the levels of compensation available to executive officers be competitive with the compensation offered by other similar publicly held companies, particularly in these challenging times. In establishing the peer group, the Prior Committee considered the following factors:

•	The Company has only one direct competitor that is also a stand-alone public company;

•	Other companies in the yellow pages and local commercial search industries have very different business models and financial characteristics, thereby making peer comparisons difficult; and

•	The Company’s leveraged financial structure and transformational growth model significantly differentiated Dex One from potential peer companies.

The peer companies, as a group, are comparable to the Company’s business in terms of revenues, EBITDA and total enterprise value, defined as the sum of market capitalization and total debt.

The Prior Committee identified the following as the Company’s peer group companies for reference in setting compensation for 2009. This is the same group of companies that the Prior Committee used for 2008.

Peer Group Companies

Belo Corporation	Meredith Corporation
The Dun & Bradstreet Corporation	Moody’s Corporation
E.W. Scripps Company	New York Times Company
Equifax Inc.	Scholastic Corporation
Fiserv Inc.	SuperMedia, Inc.
McClatchy Company	Symantec Corporation
McGraw-Hill Co’s, Inc.	VeriSign, Inc.

Total Direct Remuneration — Target Marketplace Positioning.  The Prior Committee’s stated objective was to position an executive’s total direct remuneration opportunity over time for target performance between the 60th and 75th percentile of the marketplace for the executive’s position, based upon peer group data and the other information considered by the Prior Committee described above (see the paragraph following the table describing the elements of compensation.) This positioning also reflects the Company’s high at-risk variable pay structure and challenging performance objectives as described below.

In light of the continuing challenging economic environment facing the Company and the entire economy, the Prior Committee awarded no increases in base salary, annual incentive target or total direct remuneration target to any NEO for 2009 (other than a market increase in Mr. Greene’s base salary, based upon his promotion and assuming additional responsibilities in 2009).

A major portion of target total direct remuneration, ranging from 64% to 83% for the NEOs in 2009 as reflected by the “Compensation at Target Performance Level” table below, is placed at risk by requiring achievement of performance goals as a condition to earning annual and long-term cash incentives. The at-risk portion of total direct remuneration ensures direct correlation and alignment of executive pay levels with corporate performance and shareholder value creation.

Compensation Objectives and Strategy.  As noted above in the discussion of peer group companies, a number of factors distinguish Dex One from the peer group. Although the Committee uses peer group data for context and a frame of reference for decision-making, the Prior Committee did not rely exclusively upon peer group data in setting the terms of the 2009 compensation programs. Likewise, the Prior Committee did not set total direct remuneration or its component parts at levels designed to achieve a mathematically precise market position.

Subject to the considerations discussed above with respect to continued adjustments necessary to achieve targeted marketplace positioning objectives, the Prior Committee endeavored to set components of total direct remuneration as follows:

•	Base Salary: Base salary was to be positioned near (i.e., +/- 10%) the peer group median (50th percentile) for comparable responsibilities, with individual performance considered by the Prior Committee.

•	Variable Compensation: Annual and long-term incentive compensation was to be positioned near (i.e., +/- 10%) the 75th percentile of the peer group, so that total direct remuneration will be in the 60th to 75th percentile range when the Company’s financial and operating performance attain targeted objectives. In setting performance objectives, the Prior Committee reviewed prior period objectives and prior period results to ensure that objectives were not routinely exceeded so that the performance objectives can be fairly characterized as “stretch” goals under the business conditions in which the Company operates. In years impacted by material transactions, the Prior Committee utilized the projections presented to the Board by management in seeking Board approval of that transaction to help guide performance objective setting.

This emphasis on variable, at risk incentive compensation delivers highly competitive pay when challenging performance objectives are met and below average market compensation when performance objectives are not met. Actual total direct remuneration levels will vary from year to year below and above target and those of the peer group based on our performance relative to the Company’s objectives, as well as performance of peer companies relative to their respective goals. The Prior Committee set the amounts of variable compensation earnable for above-target performance with a view to providing meaningful incentives to executives.

In terms of variable compensation, long-term compensation is emphasized. For 2009, the target annual award opportunity for the named executive officers ranged from 60% of base salary up to 125% of base salary for the Chief Executive Officer while the value of long-term award opportunity ranged from 115% to 365% of base salary for the NEOs.

The following table shows the relative percentages of the components of target total direct remuneration and how target total direct remuneration, which we refer to as TDR, rank against the peer group median (based on 2008 compensation information as reported in 2009) as of early in 2009.

Compensation at Target Performance Level

					TDR as a
				Total	Percent of
		Annual	Long-Term	Direct	Peer Group
Name	Salary	Incentive	Incentive	Remun.	Median(1)

David Swanson	$955,000	$1,193,750	$3,485,750	$5,634,500	96%
Steven Blondy	$500,000	$375,000	$1,375,000	$2,250,000	109%
George Bednarz	$400,000	$300,000	$1,000,000	$1,700,000	89%
Mark Hianik	$400,000	$240,000	$460,000	$1,100,000	105%
Sean Greene	$275,000	$165,000	$412,500	$852,500	* %

(1)	Mr. Greene was promoted to his current position after this analysis was completed.

Total direct remuneration for NEOs varies as a percent of median reflecting greater or lesser responsibilities and experience or tenure and also reflects that the Prior Committee in 2009 elected to make no changes to salary, annual incentive or long-term incentive levels to adjust target total direct remuneration closer to the desired 60th to 75th percentile positioning.

Annual Incentives for 2009.  Annual Incentive Plan awards in 2009 were based on the level of achievement with respect to three performance measures, which were determined by the Prior Committee in December 2008 to be the key criteria by which management plans and monitors the business:

•	Advertising sales;

•	EBITDA; and

•	Free cash flow.

In December 2008, the Prior Committee determined that the weighting of these performance measures in determining the annual incentive earned by each NEO would be 30% based on an advertising sales component (encompassing the Committee’s discretion to consider absolute advertising sales performance, Dex One revenue performance against its industry peers, Dex One print usage share and organic and search engine optimization traffic to Dexknows.com), 50% based on EBITDA, and 20% based on free cash flow. EBITDA was accorded the most weight given the need to control costs as advertising sales continued to decline. Upon establishing these performance measures and weightings, the Committee specified that EBITDA be adjusted to exclude the impact of (i) equity grant expensing under Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”) (formerly Statement of Financial Accounting Standards No. 123(R), Share-Based Payment) and (ii) the impact of the 2009 long-term incentive program.

In accordance with its standing written policy, both the Committee and the Prior Committee also subsequently determined that these performance measures should be adjusted (for both favorable and unfavorable items) for any impact (in each case, which was not contemplated or reasonably estimable at the time the Prior Committee set performance goals in December 2008) from strategic transactions and other investments in sustainable long-term growth made during the course of the year, in each case, based upon the forecasted impacts approved by the Board at the time of approving the transaction or other investment. Consistent with this policy, the both the Committee and the Prior Committee subsequently determined it appropriate to exclude the impact of restructuring charges taken in 2009. Finally, the Committee excluded the impact of the gain realized in connection with the phased elimination of retiree medical benefits for the unionized work force under Financial Accounting Standards Board Accounting Codification Topic 715 — Compensation — Retirement Benefits (formerly Statement of Financial Accounting Standards No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions).

The following table shows the performance objectives reflecting the aforementioned adjustments subsequently approved by the Committee that were applicable for 2009. It also indicates the percentage of an NEO’s target annual incentive payable at various levels of performance.

Annual Incentive Payout as Percentage
of Target Payout Based on Performance
Performance Measure	25% of Target	100% of Target	200% of Target

Advertising sales (30)%	(1)	(1)	(1)
EBITDA (50)%	$1,000.0 Million	$1,075.0 Million	$1,150.0 Million
Free cash flow (20)%	$140.0 Million	$207.5 Million	$275.0 Million

(1)	Discretionary component encompassing the Committee’s discretion to consider absolute advertising sales performance, Dex One revenue performance against its industry peers, Dex One print usage share and organic and search engine optimization traffic to Dexknows.com.

Achievement between specified performance levels would result in a payout based on straight-line interpolation. There is no payout with respect to any performance measure for which actual performance does not meet the 25%, or threshold, level. If the level of performance under any measure were to exceed the 200% level, the corresponding payout also would exceed 200% based on straight-line interpolation, but the maximum payout under the Annual Incentive Plan for all performance measures combined may not exceed 200% of the NEO’s target annual incentive. The target, minimum and maximum awards under the Annual Incentive Plan for 2009 appear in the Grants of Plan-Based Awards table below.

Pay-for-Performance Analysis.  In March 2010, the Committee determined that (a) there should be a 25% payout based on the discretionary advertising sales component of target performance; (b) EBITDA of $1,083.9 million represented 111.9% of target performance of $1,075.0 million; and (c) free cash flow of $171.3 million represented 59.8% of target performance of $207.5 million.

EBITDA and free cash flow as used in the annual plan for 2009 were derived as follows:

•	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA has also been adjusted for items such as (i) impairment charges, (ii) reorganization costs, (iii) stock-based compensation and the 2009 long-term incentive program, (iv) restricted stock unit expense related to the Business.com acquisition and (v) restructuring costs.

•	Free cash flow is calculated as cash flow from operations, less capital expenditures — GAAP, adjusted for (i) cash restricted stock unit payments related to the Business.com acquisition, (ii) cash restructuring payments, (iii) cash interest benefit due to restructuring and (iv) timing of cash interest payments.

Weighting these performance/payout levels as described above, the Committee determined that the final overall payout level under the Annual Incentive Plan for each NEO would be 75.4% of that NEO’s individual target annual incentive. These payouts will be made entirely in cash in early March 2010. While our advertising sales performance for 2009 was below our expectations, our EBITDA margin leads the industry and we generated strong cash flow during 2009. The Committee is mindful of the fact that all equity interests in the Company that existed at the time the Company filed for bankruptcy in May 2009 were eliminated as part of the Plan, but it believes that the Company’s operational and financial performance during 2009 warrants these annual incentive payouts.

Long-Term Incentives for 2009.  The 2009 LTIP is a cash-based plan designed to provide long-term incentive compensation to participants based on the achievement of performance goals designated by the Prior Committee pursuant to the Company’s 2005 Stock Award and Incentive Plan. The Committee administers the 2009 LTIP in its sole discretion and may, subject to certain exceptions, delegate some or all of its power and authority under the 2009 LTIP to the Chief Executive Officer or other executive officer of the Company.

Participants in the 2009 LTIP consisted of (i) such executive officers of the Company and its subsidiaries as the Prior Committee in its sole discretion selected and (ii) such other employees of the Company and its subsidiaries as the Chief Executive Officer in his sole discretion selected. The amount of each award under the 2009 LTIP will be paid in cash and is dependent upon the attainment of certain performance measures related to the amount of the Company’s cumulative free cash flow for the 2009, 2010 and 2011 fiscal years (the “Performance Period”). Participants who are executive officers of the Company, and certain other participants designated by the Chief Executive Officer, were also eligible to receive a payment upon the achievement of a restructuring, reorganization and/or recapitalization relating to the Company’s outstanding indebtedness and liabilities (the “Specified Actions”) during the Performance Period.

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

In February 2010, following the effective date of our Plan of Reorganization, certain of the executive officers (including the NEOs) and certain other participants designated by the Chief Executive Officer each received a cash payment equal to one-half of the participant’s maximum Long-Term Incentive Award payable under the 2009 LTIP.

Historically the level of the long-term incentive component of an executive’s total direct remuneration for a given year has not been adjusted in light of the value of retirement benefits or severance benefits and, conversely, the level of retirement benefits or severance payments has not been adjusted based on the value of an executive’s Dex One stock holdings, stock options, SARs, other equity awards or other long-term compensation. The Committee believes that retirement and severance programs serve a function different from that of long-term incentive awards, the amount of which the Committee calibrates its benchmarking process in setting total direct remuneration levels.

Retirement Programs

Defined benefit plans.  In 2008, all of the NEOs participated in a tax-qualified defined benefit pension plan for RHD employees and in a nonqualified benefit restoration plan, which provide the benefits that would be provided under the tax-qualified plan but for the limits on compensation and benefits imposed on tax-qualified plans by federal tax rules. See “Executive Compensation — Pension Benefits” below.

In October 2008, the Prior Committee approved a retirement plan redesign whereby all non-union employees would no longer accrue benefits under defined benefit plans. Effective January 1, 2009, except as described below, the sole retirement benefit available to all of the Company’s non-union employees (including the NEOs) was provided through a defined contribution plan.

In conjunction with establishing the new defined contribution plan, the Prior Committee froze the current defined benefit plans covering all non-union employees, effective as of December 31, 2008. In connection with the freeze, all pension plan benefit accruals for non-union plan participants ceased as of December 31, 2008, however, all plan balances will remain intact and interest credits on participant account balances, as well as service credits for vesting and retirement eligibility, will continue in accordance with the terms of the respective plan. In addition, supplemental transition credits are being provided to certain plan participants nearing retirement who would otherwise have lost a portion of their anticipated pension benefit at age 65 as a result of freezing the current plans. Similar supplemental transition credits are also being provided to certain plan participants who were grandfathered under a final average pay formula when the defined benefit plans were converted from traditional pension plans to cash balance plans. Messrs. Swanson and Bednarz qualified for supplemental transitions credits in the amount of 4% and 6%, respectively.

In December 2008, the Company and Mr. Swanson entered into a Supplemental Executive Retirement Agreement (the “Supplemental Agreement”) as part of the Retention Program authorized by the Board in July 2008. Additional information regarding the Retention Program and the Supplemental Agreement can be found under the heading “—  CEO Retention Program.”

401(k) plans.  Through December 31, 2008, the NEOs participated in the R.H. Donnelley 401(k) Savings Plan and were eligible to defer additional compensation under non-qualified deferred compensation plans. As noted above, effective January 1, 2009, the named executive officers became eligible to participate in the new defined contribution plan.

As was the former 401(k) Savings Plan, the new 401(k) plan is a tax-qualified retirement savings plan available to substantially all Dex One employees. Participating employees may contribute up to 75% of eligible compensation on a pre-tax or after-tax basis, provided that pre-tax contributions in a year may not exceed the limit imposed by federal tax rules. Under the new 401(k) plan, Dex One makes a matching contribution each pay period equal to 100% (50% under the former 401(k) Savings Plan) of the employee’s contributions (excluding employee contributions above 6% of eligible compensation). The NEOs are eligible to participate and receive this company matching contribution where applicable.

The Company also maintains an unfunded, non-qualified 401(k) Restoration Plan (the “Restoration Plan”) for those employees (including the NEOs) whose matching or transition credits under the Company’s 401(k) plan are limited by Sections 415 or 401(a)(17) of the Internal Revenue Code. Matching and transition credits are credited to participant accounts no later than the last day of each calendar year. Separate bookkeeping accounts are maintained for each participant in the Restoration Plan. Amounts credited to a Restoration Plan participant’s account shall be deemed to be invested at the direction of the Restoration Plan participant in one or more hypothetical investments as may be authorized from time to time by the Restoration Plan administrator. Presently, these hypothetical investment alternatives are the same as the investment alternatives under the Company’s 401(k) plan.

CEO Retention Program

In July 2008 the Board approved a retention program for Mr. Swanson, the Company’s CEO. The retention program, which was entered into for the purpose of providing Mr. Swanson with additional incentives to remain employed as CEO, had two components. The first component was a grant of 300,000 restricted stock units, 50% of which vested upon Mr. Swanson’s attaining age 55 and the remainder of which vest ratably over the three years following Mr. Swanson’s 55th birthday. This restricted stock grant was cancelled in connection with the confirmation of our Plan of Reorganization. The second component was a Supplemental Executive Retirement Agreement (the “Supplemental Agreement”), which was entered into in December 2008. The Supplemental Agreement was to provide Mr. Swanson with a benefit that was limited to the smallest amount necessary to cause his annual retirement benefit from all Company plans to yield a total single life annuity of $500,000 per year if he were to retire at age 60, subject to acceleration in specified termination situations. In April 2009 the Company and Mr. Swanson entered into an amendment to the Supplemental Agreement which increased this amount to $1,000,000 and also provided that the acceleration of benefit that would otherwise occur in the event of an involuntary termination following a change-in-control would not occur if such change-in-control occurs in the context of a restructuring. Additional information regarding the Supplemental Agreement can be found below under the heading “Executive Compensation — Pension Benefits — Supplemental Executive Retirement Agreement.”

Benefit Programs and Perquisites

Benefits are part of the overall competitive compensation program designed to attract and retain employees, including executives. The NEOs participate in the same benefit programs as the general employee population, with certain additional benefits made available to them described in the table above under “Perquisites” and in footnote 4 to the Summary Compensation Table below. The perquisites and other personal benefits provided by the Company to the NEOs are consistent with the Company’s philosophy of attracting and retaining exemplary executive talent and, in some cases, such as the participation in the Duke Executive Health Program, the Company provides perquisites and other personal benefits because it is in the best interests of the Company and its shareholders. The Committee periodically reviews the levels of perquisites and other personal benefits provided to the NEOs.

Business Protection Terms

The named executives are subject to significant contractual restrictions intended to prevent them from taking actions that could potentially harm the business, particularly after termination of employment. These business protections include obligations not to compete, not to hire away employees, not to interfere with relationships with suppliers and customers, not to disparage Dex One, not to reveal confidential information, and to cooperate with the Company in litigation. Business protection provisions are included in the Company’s code of conduct, employment agreements, standard form non-competition agreements that are executed upon hire and standard form releases that are required to be executed before the Company makes severance payments to any employee, including executives.

Severance Policies

Severance protection is provided to two executives under the terms of their employment agreements and to other executives under the Company’s executive severance policy. This protection fosters a long term perspective and permits executives to focus upon executing the Company’s strategy and enhancing sustainable shareholder value without undue concern or distraction. This protection is also designed to be fair and competitive to aid in attracting and retaining experienced executives. When recruited from another company, the executive generally will seek to be protected in the event he or she is terminated without cause or if the Company takes actions giving him or her good reason to terminate his or her employment with us. The

Company believes that the protection it provides — including the level of severance payments and post-termination benefits — is appropriate in terms of fostering long term value enhancing performance, and within the range of competitive practice, thereby facilitating recruitment and retention of key talent. The level of severance is examined versus the practices of the Company’s peer group to ensure that the severance provided is in line with competitive practice.

In line with competitive practices, severance payments and benefits are increased should the executive be terminated without cause or were to terminate for good reason within two years after a change in control. This protection, while potentially costly, provides a number of important benefits to the Company. First, it permits an executive to evaluate a potential change in control transaction while relatively free of concern for his or her own situation, and ameliorates any conflict between his or her own interests and those of the Company’s shareholders. Second, change in control transactions take time to unfold, and a stable management team can help to preserve our operations in order to enhance the value delivered to the Company’s shareholders from a transaction or, if no transaction is consummated, to ensure that the Company’s business will continue without undue disruption afterwards. The Company believes that the potential cost of executive change in control severance payments and benefits, as a percentage of the potential transaction price, would be well within the range of reasonable industry practice, and represents an appropriate cost relative to the benefits to the Company and its shareholders.

Tax Deductibility

Internal Revenue Code Section 162(m) limits the tax deductions that a public company can claim for compensation to some of its named executive officers. The Company generally seeks to preserve such corporate tax deductibility for compensation to the extent practicable, although the Committee retains flexibility to approve, when appropriate, compensation arrangements which promote the objectives of the Company’s compensation program but which do not qualify for full tax deductibility. The Prior Committee intended that performance-based compensation authorized and earned under the annual incentive program and under the 2009 long-term incentive program qualify as performance-based compensation and therefore was or will be fully tax-deductible by the Company without limitation under Code Section 162(m). In connection with permitting personal use of the corporate aircraft by named executive officers, a portion of the Company’s related expense is non-deductible under U.S. federal income tax law. The Company treats such personal use as compensation, as reported in the “All Other Compensation” column of the Summary Compensation Table. The value of the disallowed tax deductions for 2009, based on the Company’s estimated marginal federal income tax rate, was $97,358 in the aggregate.

2010 Compensation Program for Named Executives

In February 2010, the Committee affirmed the Prior Committee’s determination of base salaries and annual incentive payment targets for senior executives for 2010. In general, the 2010 total cash compensation program is the same as the 2009 program with no increases in base salary or annual incentive target for any NEO in 2010.

Following the Company’s restructuring and relisting of its common stock on the New York Stock Exchange, the Committee reinstituted the use of equity awards as long-term incentive compensation. In reinstituting an equity-based long-term incentive plan, the Committee, in consultation with its independent executive compensation consultants, determined that an equity-based long-term incentive plan provides the necessary incentives for our executives and other key employees. Post-emergence grants of stock appreciation rights were made to approximately 205 employees on March 1, 2010, including the NEOs.

Decision-Making Responsibility

Governance of the Company’s compensation program is the responsibility of the Committee, which consists solely of independent directors. The Committee works with management, in particular the Chief Executive Officer and the Senior Vice President — Human Resources, in making decisions regarding the Company’s compensation program. While management is invited to participate in the process and to express their opinions and views, the Committee is the ultimate arbiter of all matters involving executive compensation. The Committee has also historically retained a nationally-known compensation consulting firm to assist in gathering and analyzing market data, advising the Committee on compensation standards and trends, advising the Committee with respect to executive compensation proposals by management and assisting in the implementation of policies and programs. Throughout 2009 Semler Brossy Consulting Group served as the Prior Committee’s compensation consulting firm. Semler Brossy Consulting Group is retained by and serves at the pleasure and direction of the Committee, reports directly to the Committee (although they may discuss pertinent matters directly with management from time to time), with the Company paying all related fees of such consultants as directed by the Committee. In addition, the Company retained Mercer in 2009 to design an equity compensation plan for the Company upon its emergence from bankruptcy. In connection with this representation, Mercer presented benchmarking information to, gathered input from, and presented its proposed plan design to, the Committee. The Committee may retain the services of other consultants from time to time, as deemed necessary or appropriate based on the need for specialized expertise or the desire for additional perspective on particularly complex issues.

Compensation and Benefits Committee Report

The Compensation and Benefits Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K and, based on such review and discussions, has recommended to the Board (and the Board has accepted such recommendation) that the Compensation Discussion and Analysis be included in this Form 10-K.

This Compensation and Benefits Committee Report shall not be deemed to be “filed” with the SEC or subject to Section 18 of the Securities Exchange Act of 1934.

Compensation and Benefits Committee
Alan F. Schultz, Chair
Richard L. Kuersteiner
Mark A. McEachen

Executive Compensation

The following tables and accompanying narrative should be read in conjunction with “Compensation Discussion and Analysis” above.

Summary of Officer Compensation During 2009

The following table summarizes the total compensation of our NEOs for 2009. The NEOs for fiscal year 2009 were our Chairman and Chief Executive Officer, our Executive Vice President and Chief Financial Officer and our three other most highly compensated executive officers serving as such at December 31, 2009.

Summary Compensation Table — Fiscal 2009

						Change in
						Pension
						Value and
						Nonqualified
					Non-Equity	Deferred
			Stock	Option/SAR	Incentive Plan	Compensation	All Other
		Salary	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(1)	($)(2)	($)(3)	($)(4)	($)

David Swanson	2009	957,624	0	0	900,088	5,721,281	316,864	7,895,857
Chairman and Chief	2008	960,247	2,770,950	2,891,976	432,138	2,583,469	216,789	8,895,322
Executive Officer	2007	931,662	0	4,297,704	1,233,144	230,966	160,520	6,853,996

Steven Blondy	2009	501,374	0	0	282,750	59,918	76,566	920,608
Executive Vice President and	2008	502,747	248,675	1,153,995	135,750	13,251	42,899	2,097,317
Chief Financial Officer	2007	489,011		1,695,294	387,375	42,598	41,989	2,656,267

George Bednarz	2009	401,099	0	0	226,200	115,712	104,505	847,516
Executive Vice President	2008	366,552	206,945	930,268	90,440	32,122	46,275	1,672,602
Enterprise Sales & Ops	2007	307,349	0	520,914	201,435	63,876	28,629	1,122,203

Mark Hianik	2009	401,099	0	0	180,960	0	53,005	635,064
Senior Vice President & General Counsel

Sean Greene	2009	249,382	0	0	111,795	21,895	229,922	612,994
Senior Vice President
Interactive

(1)	The compensation amounts reported in the “Stock Awards” and “Option/SAR Awards” columns reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The fair value of a stock award is equal to the average of the high and low trading prices of our stock on the grant date. The fair value of a SAR award is determined using the Black-Scholes option pricing model. Our Black-Scholes assumptions for financial statement purposes are described in Note 8 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(2)	Amounts reported in this column represent the cash annual incentive award paid for annual performance under our Annual Incentive Plan. The amounts for 2009 performance were paid in March 2010, the amounts for 2008 performance were paid in early March 2009, and the amounts for 2007 performance were paid in March 2008. See “Grants of Plan-Based Awards — Fiscal 2009” below and “Compensation Discussion and Analysis — Total Direct Remuneration — Annual Incentives for 2009” above for a further explanation of our annual incentive awards.

(3)	Amounts listed as “Change in Pension Value and Nonqualified Deferred Compensation Earnings” reflect solely the change during the year in the actuarial present value of each NEO’s pension benefits under the RHD Retirement Account and RHD PBEP for all NEOs and, in the case of Mr. Swanson, the Supplemental Agreement. See “Pension Benefits” below.

(4)	The “All Other Compensation” column for 2009 includes the following:

	Personal			Tax Gross Up
	Financial	Travel	DC Plan	Benefit on
	Planning	Expenses(a)	Contribution(b)	Perquisites(c)	Other(d)	Total

David Swanson	14,714	88,633	14,700	362	198,455	316,864
Steven Blondy	14,751	0	14,700	248	46,867	76,566
George Bednarz	14,340	11,523	14,700	5,746	58,196	104,505
Mark Hianik	18,040	0	14,700	990	19,275	53,005
Sean Greene	14,312	0	10,673	65,258	139,679	229,922

(a)	Travel expenses for Mr. Swanson includes the incremental cost of $88,633 for use of company aircraft. Travel expenses for Mr. Bednarz includes the incremental cost of $11,523 for family attendance at company-related events. The incremental cost associated with personal use of company aircraft is tabulated based on the direct and direct variable costs of each personal use flight. Some of these costs include, but are not limited to, landing and parking fees, flight planning services, aircraft fuel and oil, and crew travel expenses.

(b)	“DC Plan Contributions” reflect the Company contributions under our 401(k) Plan, as reported by our plan record keepers prior to audit and any adjustments. The 401(k) plan is a tax-qualified defined contribution plan.

(c)	Company provides a gross up for tax purposes on the value of perquisites. Included in Mr. Greene’s tax gross-up is $65,048 in benefits associated with Mr. Greene’s relocation assistance.

(d)	“Other” compensation for Mr. Swanson includes $8,340 for club dues, $1,585 for participation in the Company’s executive health program, $4,670 in imputed income of life insurance premiums, a $59,846 payment, which we refer to as 401(k) equalization plan payment, equal to the amount we would have contributed as a matching contribution to the 401(k) Plan in 2008 but for the contribution limitations under federal tax laws, $114,214 in matching credits under the Restoration Plan, equal to the amount we would have contributed as a matching contribution to the 401(k) plan in 2009 but for the contribution limitations under federal tax laws, and $9,800 in transition contributions under the Restoration Plan. “Other” compensation for Mr. Blondy represents $2,089 for participation in the Company’s executive health program, $1,242 in imputed income of life insurance premiums, $20,091in 401(k) equalization plan payments, and $23,445 in matching credits under the Restoration Plan. “Other” compensation for Mr. Bednarz represents $1,806 in imputed income of life insurance premiums, $10,206 in 401(k) equalization plan payments, $37,143 in matching credits under the Restoration Plan and $9,041 in transition credits under the Restoration Plan. “Other” compensation for Mr. Hianik includes $13,021 in matching credits under the Restoration Plan, $2,765 for participation in the Company’s executive health program, $1,434 in 401(k) equalization plan payments, $1,425 in Relocation assistance, and $630 in imputed income of life insurance premiums. “Other” compensation for Mr. Greene includes $2,365 in 401(k) equalization plan payments, $137,133 in Relocation assistance, and $181 in imputed income of life insurance premiums. Pursuant to Mr. Greene’s promotion in July 2009, he relocated to California. Expenses for which he was reimbursed include, but are not limited to, home sale assistance, cost of living allowances, specific expenses associated with searching for a new residence, movement of personal goods and home purchase assistance. All expenses reimbursed are qualified expenses allowable under the Dex One Homeowner Relocation Program for executives.

Grants of Plan-Based Awards During 2009

The following table provides information regarding non-equity plan-based awards granted to each NEO for the year ended December 31, 2009 under the Annual Incentive Plan and the 2009 Long-Term Incentive Program for Executive Officers.

Grants of Plan-Based Awards — Fiscal 2009

		Estimated Future Payouts Under
		Non-Equity Incentive Plan Awards
	Plan	Threshold	Target	Maximum
Name	Name	($)	($)	($)

David Swanson	AIP(1)	298,438	1,193,750	2,387,500
	LTIP(2)	1,742,875	3,485,750	6,971,500
Steven Blondy	AIP(1)	93,750	375,000	750,000
	LTIP(2)	687,500	1,375,000	2,750,000
George Bednarz	AIP(1)	75,000	300,000	600,000
	LTIP(2)	500,000	1,000,000	2,000,000
Mark Hianik	AIP(1)	60,000	240,000	480,000
	LTIP(2)	230,000	460,000	920,000
Sean Greene	AIP(1)	37,067	148,269	296,538
	LTIP(2)	168,750	337,500	675,000

(1)	Amounts shown reflect threshold, target and maximum payout levels under our Annual Incentive Plan for 2009 performance. In December 2008, the Prior Committee established certain performance measures, performance objectives and relative weightings under our Annual Incentive Plan. See “— Additional Information Relating to Summary Compensation Table and Grants of Plan-Based Awards Table” below and “— Compensation Discussion and Analysis — Total Direct Remuneration — Annual Incentives for 2009” above for a detailed explanation of these measures, and the performance objectives and relative weightings with respect to each measure. In March 2010, the Committee assessed actual performance for 2009 against these performance objectives and determined final payout amounts that were paid during March 2010. See “— Additional Information Relating to Summary Compensation Table and Grants of Plan-Based Awards Table” below and “— Compensation Discussion and Analysis — Total Direct Remuneration — Annual Incentives for 2009” and “— Pay-For-Performance Analysis” for a detailed explanation of actual performance against these performance objectives and the resultant payouts.

(2)	Amounts shown reflect threshold, target and maximum payout levels under the R.H. Donnelley Corporation 2009 Long-Term Incentive Program for Executive Officers (the “2009 LTIP”). In March 2009, the Prior Committee established certain performance targets under the 2009 LTIP. See “— Additional Information Relating to Summary Compensation Table and Grants of Plan-Based Awards Table” below and “— Compensation Discussion and Analysis — Total Direct Remuneration — Long-Term Incentives for 2009” above for a detailed explanation of these performance targets. In February 2010, following the effective date of our Plan of Reorganization, certain of the executive officers (including the NEOs) and certain other participants designated by the Chief Executive Officer each received a cash payment equal to one-half of the participant’s Maximum Long-Term Incentive Award payable under the 2009 LTIP. See “— Additional Information Relating to Summary Compensation Table and Grants of Plan-Based Awards Table” below and “— Compensation Discussion and Analysis — Total Direct Remuneration — Long-Term Incentives for 2009” for an explanation of these payouts.

Additional Information Relating to Summary Compensation Table and Grants of Plan-Based Awards Table

The following narrative regarding employment agreements and other compensation arrangements provides certain background information to provide the reader with a better understanding of the compensation amounts shown in the Summary Compensation Table and Grants of Plan-Based Awards Table above. It should be read in conjunction with the footnotes to those tables and “Compensation Discussion and Analysis” above.

Employment Agreements and Other Compensation Arrangements. The compensation of the NEOs employed as of December 31, 2009 as provided by their respective employment agreements or other compensation arrangements was as follows:

		Guideline	Annual
		Annual	Stock
		Incentive	Award
		Opportunity	Opportunity		Severance
		(% of	(% of		in Change
Name	Base Salary	Base Salary)	Base Salary)	Severance(1)	in Control(1)

David Swanson	$955,000	125%	365%	2 times	3 times
Steven Blondy	$500,000	75%	275%	2 times	3 times
George Bednarz	$400,000	75%	250%	1.5 times	2 times
Mark Hianik	$400,000	60%	115%	1.5 times	2 times
Sean Greene	$275,000	60%	115%	1.5 times	2 times

(1)	Severance payments are equal to the specified multiple of base salary plus guideline annual incentive. See “— Payments Upon Termination or Change-in-Control” below for a discussion of the circumstances under which severance payments may be triggered and more detailed information about the amounts payable for each NEO.

For 2009, the Prior Committee awarded no increases in base salary, annual incentive target or total direct remuneration target to any NEO, and made no changes to the foregoing severance benefits for any NEO, except for a market based salary increase for Mr. Greene in connection with his promotion to Senior Vice President — Interactive.

The remaining principal terms of the employment agreements or other arrangements with our current NEOs are as follows:

Term	The employment agreements for Messrs. Swanson and Blondy are subject to automatic one-year renewals, unless notice has been given 90 days prior to the scheduled termination date for the agreement. Any non-renewal of the employment agreement by us would be considered a termination without Cause. The other NEOs are terminable at will.
Additional Compensation	Each NEO is eligible to participate in all bonuses, long-term incentive compensation, stock options and other equity participation arrangements made available to other senior executives.
Benefits	Messrs. Swanson and Blondy are each eligible to participate in all employee benefit programs (including perquisites, fringe benefits, vacation, pension and 401(k) Plan participation and life, health, accident and disability insurance) no less favorable than in effect on December 31, 2008. Each of the remaining NEOs are eligible to participate in all employee benefit programs (including perquisites, fringe benefits, vacation, pension and 401(k) Plan participation and life, health, accident and disability insurance) to the same extent as other similarly situated executive officers.

Termination without Cause or for Good Reason not arising from or within two years after a Change in Control	Messrs. Swanson and Blondy each receive a cash lump sum payment equal to two times base salary plus guideline annual incentive. Each of the remaining NEOs receives a cash lump sum payment equal to one-and-one-half times base salary plus guideline annual incentive. Each of Messrs. Swanson and Blondy also receives continuation of benefits for two years (one-and-one half years for the remaining NEOs. Terminated NEOs are also eligible to receive a cash payment of a pro rata portion of the annual incentive payable for the year of termination.
Termination without Cause or for Good Reason arising from, and within two years after, a Change in Control	Messrs. Swanson and Blondy each receive a cash lump sum payment equal to three times the sum of base salary plus guideline annual incentive and continuation of benefits for three years. Each of the remaining NEOs receives a cash lump sum payment equal to two times the sum of base salary plus guideline annual incentive and continuation of benefits for two years. In addition, under the Dex One Corporation Equity Incentive Plan and the Dex One Corporation 2009 Long-Term Incentive Program for Executive Officers, upon a Change in Control, certain awards may vest and become fully payable as provided in the relevant Plan and/or grant documents. If negotiations commence prior to a termination of employment but eventually result in a Change in Control within two years, then the NEO shall be treated as having been terminated within two years following a Change in Control and, therefore, shall be entitled to the benefits described above. Terminated NEOs are also eligible to receive a cash payment of a pro rata portion of the annual incentive payable for the year of termination.
Death/Disability/Retirement	Each NEO (or beneficiary) receives salary through date of termination and a pro rata portion of the annual incentive. Each NEO also receives continuation of benefits to age 65 in event of Disability. Outstanding equity awards are subject to accelerated vesting in the event of Death, Disability or Retirement or a Change in Control, and such equity awards may be exercised until the earlier to occur of one year after the date of such termination or the established expiration date of such award.
Excise Tax	The compensation of each NEO will be “grossed up” for any excise tax imposed under Section 4999 of the U.S. Internal Revenue Code relating to any payments made on account of a change in control or a termination of the NEOs employment. However, if total payments associated with such change in control are less than 360% of the executive’s “base amount” under applicable tax rules, the total payment will be reduced to the level at which no excise tax would apply, and therefore no gross up will be paid.

Restrictive Covenants	Non-compete — during employment and 12 months following termination, the NEO shall not directly or indirectly engage in any business which is in competition with any line of business conducted by the Company or its affiliates.
Non-solicitation — during employment and 12 months following termination, the NEO shall not solicit or otherwise interfere with the Company’s relationship with its employees, customers and suppliers.
Confidentiality — during employment and at all times thereafter the NEO shall not disclose to any third party the Company’s confidential and/or proprietary information.

Capitalized terms used under this caption “Employment Agreements and Other Compensation Arrangements” have the meanings as defined in the relevant employment and other compensation agreements, which are incorporated by reference as exhibits to this Form 10-K.

Outstanding Equity Awards at Fiscal Year-End — Fiscal 2009

The following table provides information regarding all outstanding SARs, stock options and other equity awards held by the NEOs at year-end 2009. As noted above in this Form 10-K, pursuant to our Plan of Reorganization, all outstanding equity securities of R.H. Donnelley Corporation, including all stock options, SARs and restricted stock units, were cancelled on January 29, 2010 when the Plan of Reorganization became effective.

Outstanding Equity Awards At Fiscal Year-End

						Market
	Number of	Number of			Number of	Value of
	Securities	Securities			Shares or	Shares or
	Underlying	Underlying			Units of	Units of
	Unexercised	Unexercised	Option		Stock That	Stock That
	Options	Options	Exercise	Option	Have Not	Have Not
	(#)	(#)	Price	Expiration	Vested	Vested
Name	Exercisable	Unexercisable(1)	($)	Date	(#)(2)(3)	($)(4)

David Swanson	—	—	—	—	210,000	0
	266,666	533,334	7.105	03/04/15	—	—
	123,521	247,046	1.690	07/14/15	—	—
Steven Blondy	—	—	—	—	23,334	0
	106,666	213,334	7.105	03/04/15	—	—
	47,203	94,411	1.690	07/14/15	—	—
George Bednarz	—	—	—	—	23,334	0
	56,666	113,334	7.105	03/04/15	—	—
	50,000	100,000	3.895	06/23/15	—	—
	21,778	43,561	1.690	07/14/15	—	—
Mark Hianik	—	—	—	—	16,667	0
	23,333	46,667	4.995	05/01/15	—	—
Sean Greene	—	—	—	—	1,334	0
	6,666	13,334	7.105	03/04/15	—	—
	3,137	6,283	1.690	07/14/15	—	—
	10,000	20,000	0.810	10/21/15	—	—

(1)	All unexercised options were to vest ratably over 3 years and have a 7-year term from date of grant.

(2)	The amount in this column for Mr. Swanson includes 60,000 RSUs as part of his 2008 annual grant and 150,000 RSUs as part of his retention grant. The amount in this column for Mr. Blondy consists of 23,334 RSUs as part of his 2008 annual grant. The amount in this column for Mr. Bednarz includes 14,667 RSUs as part of his 2008 annual grant and 8,667 RSUs granted pursuant to his appointment to Executive Vice President of Enterprise Sales and Operations in July 2008. The amount shown in this column for Mr. Hianik is part of his 2008 grant. The amount shown in this column for Mr. Greene is part of his 2008 grant.

(3)	All RSUs were to vest ratably over 3 years except for Mr. Swanson’s retention grant of 300,000 RSUs of which 150,000 vested on his 55th birthday and 50,000 were to vest on each of his 56th, 57th, and 58th birthdays.

(4)	The market value in this column is based on the average of the high and low price of RHD common stock on December 31, 2009, which was $0.00.

Option/SAR Exercises and Stock Vested During 2009

The following table provides information regarding the exercise of stock options, SARs and similar equity awards by the NEOs, and the vesting and distribution of restricted stock units to the NEOs, during 2009. As noted above in this Form 10-K, pursuant to our Plan of Reorganization, all outstanding equity securities of R.H. Donnelley Corporation, including all stock options, SARs and restricted stock units, were cancelled on January 29, 2010 when the Plan of Reorganization became effective.

Option Exercises and Stock Vested — Fiscal 2009

	Options Awards
	Number of Shares		Stock Awards
	Acquired on	Value Realized on	Number of Shares	Value Realized on
	Exercise	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#)(1)	($)

David Swanson	0	0	206,388	6,414
Steven Blondy	0	0	22,799	1,628
George Bednarz	0	0	11,666	1,213
Mark Hianik	0	0	8,333	1,167
Sean Greene	0	0	666	87

(1)	Amounts in this column reflect restricted stock units granted March 4, 2008 under the 2007 Annual Incentive Program (2007 AIP) for Mr. Swanson, Mr. Blondy, Mr. Bednarz, and Mr. Greene. Upon completion of the respective performance period of January 1, 2007 to December 31, 2007 for the 2007 AIP, a dollar amount was determined for each NEO based on our actual financial performance against pre-established performance objectives. The dollar amount was then converted into a number of restricted stock units by dividing the dollar amount of the award by our stock price (calculated as the average of the high and low prices of the Company’s common stock on the 10 trading days subsequent to delivery of the Company’s respective audited financial statements to the Compensation and Benefits Committee). The 2007 AIP grants were to vest 33% on each of the first three anniversaries of the grant date. The amount in this column for Mr Swanson also includes 26,388 RSUs granted on December 13, 2006 as part of his Senior Leadership Performance Award. This award was earned when RHD stock reached $65 per share, based on the average of the high and low stock price over 20 consecutive days. The Award vested 100% on 12/13/2009. Also in Mr. Swanson’s amount are 150,000 RSUs granted on July 22, 2008 as part of a retention grant, which vested 150,000 shares on his 55th birthday and 50,000 which were to vest on each of his 56th, 57th, and 58th birthdays. The amount in this column for Mr Blondy also includes 11,133 RSUs granted on December 13, 2006 as part of his Senior Leadership Performance Award. This award was earned when RHD stock reached $65 per share, based on the average of the high and low stock price over 20 consecutive days. The amount in this column for Mr Bednarz also includes 4,333 RSUs granted on June 23, 2008 pursuant to his appointment to Executive Vice President of Enterprise Sales and Operations. The amount in this column for Mr Hianik reflects RSUs granted May 1, 2008 pursuant to his employment arrangement.

Pension Benefits

Pension Benefits — Fiscal 2009

		Number of Years	Present Value of	Payments During
Name	Plan Name	of Credited Service	Accumulated Benefit(1)	Last Fiscal Year

David Swanson	RHD Retirement Account	22.500	$303,431	$0
	RHD PBEP	22.500	$1,134,813	$0
	SERP	22.500	$7,923,091	$0
Steven Blondy	RHD Retirement Account	5.833	$63,537	$0
	RHD PBEP	5.833	$168,221	$0
George Bednarz	RHD Retirement Account	32.000	$423,426	$0
	RHD PBEP	32.000	$238,597	$0
Mark Hianik	RHD Retirement Account	0.000	$0	$0
	RHD PBEP	0.000	$0	$0
Sean Greene	RHD Retirement Account	11.000	$51,393	$0
	RHD PBEP	11.000	$6,600	$0

(1)	On October 21, 2008, the Compensation and Benefits Committee of the Board of Directors authorized the freeze of the R.H. Donnelley Retirement Account and the Company’s Pension Benefit Equalization Plan effective as of December 31, 2008. In connection with the freeze, all benefit accruals under these plans ceased as of December 31, 2008, however, all plan balances will remain intact and interest credits on participant account balances, as well as service credits for vesting and retirement eligibility, will continue in accordance with the terms of the plans.

Present Value of Accumulated Pension Benefits.  For each of the pension plans referenced in the above table, the present values of accumulated benefits are provided as of December 31, 2009, and are based on a discount rate of 5.72% and a retirement age of 65. Assumptions regarding pre-retirement mortality have been disregarded. The actuarial assumptions used in calculating present values are the same as those used in the actuarial valuation of the Company’s pension obligations at December 31, 2009, as set forth in Note 9 to our audited consolidated financial statements included in our 2009 Annual Report on Form 10-K.

R.H. Donnelley Retirement Account.  The R.H. Donnelley Corporation Retirement Account, which we refer to as the RHD Retirement Account, is a funded and tax-qualified defined benefit pension plan that provides benefits under a “cash balance” formula. Under this formula, pension benefits were based on the participant’s notional account balance.

As of December 31, 2009, the RHD Retirement Account covered all employees of R.H. Donnelley, Inc. who were participants in the RHD Retirement Account as of December 31, 2008 and who had attained age 21 and completed at least one year of service as of such date. Employees of Dex Media and Business.com were not eligible to participate. Participants become fully vested in their accrued retirement benefit upon completion of five years of service or upon attaining age 65 while actively employed. At any time following termination of employment, a vested participant may elect to receive a lump sum payment equal to his or her notional account balance, or monthly payments under an immediate or deferred annuity that is actuarially equivalent to the notional account balance.

R.H. Donnelley PBEP.  The Pension Benefit Equalization Plan of R.H. Donnelley, which we refer to as the RHD PBEP, is an unfunded, non-qualified plan that covers participants in the RHD Retirement Account whose benefits under the RHD Retirement Account are limited by the qualified plan rules. RHD PBEP benefits were based on the participant’s notional account balance. The participant’s notional account balance under the RHD PBEP is equal to the excess of (1) the participant’s “uncapped” notional account balance determined in accordance with the RHD Retirement Account disregarding the Internal Revenue Code Section 415 limit on benefits and Section 401(a)(17) limit on compensation, over (2) the participant’s notional account balance under the RHD Retirement Account. We will pay the benefits from our general assets in the form of a lump sum that is equivalent to the RHD PBEP notional account balance.

As noted above under “Compensation Discussion and Analysis — Retirement Programs — Defined benefit plans,” the RHD Retirement Account and the RHD PBEP were frozen as part of the new retirement plan design effective as of January 1, 2009.

Supplemental Executive Retirement Agreement.  The Supplemental Executive Retirement Agreement (the “Supplemental Agreement”) is an unfunded, nonqualified pension plan. As originally entered into in December 2008, the amount of the additional benefit under the Supplemental Agreement was limited to the amount necessary to cause Mr. Swanson’s annual retirement benefit from all Company plans, including the RHD Retirement Account and the RHD PBEP, to yield a total single life annuity of $500,000 per year if the Executive were to retire at age 60. In April 2009 the Supplemental Agreement was amended to increase the amount of the targeted annuity to $1,000,000 per year.

Fifty percent of Mr. Swanson’s right to this additional benefit vested in November 2009 upon his attaining age 55 and the remaining fifty percent will vest at the rate of 16.66%, 16.66% and 16.67% per year over each of the three following years, so that the right will be 100% vested upon his attaining age 58, in all cases subject to his continued employment with the Company. Notwithstanding this vesting schedule, his right to the additional retirement benefit will be forfeited in its entirety if he resigns or retires prior to attaining age 60, or is terminated for Cause or violates the restrictive covenants of his employment agreement before the additional benefit has become payable.

Mr. Swanson will vest in full in this additional benefit in the event of a termination as the result of death or disability or if Mr. Swanson is involuntarily terminated or terminates for good reason within two years of a change in control. As part of the April 2009 amendment to the Supplemental Agreement, Mr. Swanson agreed to amend the Supplemental Agreement such that no acceleration of benefit will occur in the event of an involuntary termination following a change-in-control in the context of a restructuring.

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

Nonqualified Deferred Compensation

Deferred Compensation Plan.  Prior to 2009 the NEOs and a select group of other officers and key employees were able to defer cash compensation under our Deferred Compensation Plan, which we refer to as DCP. The DCP was an unfunded, non-qualified plan. Each participating officer could defer receipt of a specified portion of his or her salary, bonus or commission income and have the amount deferred credited to a notional account under the DCP. Amounts deferred were deemed invested in one or more investment vehicles specified by the participant. Earnings were calculated by reference to the actual investment performance of these investment vehicles. Participants could change their investment allocations monthly.

In December 2008, the Prior Committee authorized the termination of the DCP and the distribution of all DCP participant account balances in full. In January 2009, we paid out in full all DCP participant account balances as of December 31, 2008.

401(k) Restoration Plan.  The Company maintains an unfunded, non-qualified 401(k) Restoration Plan (the “Restoration Plan”) for those employees (including the NEOs) whose matching or transition credits under the Company’s 401(k) plan are limited by Sections 415 or 401(a)(17) of the Internal Revenue Code. Matching and transition credits are credited to participant accounts no later than the last day of each calendar year. Separate bookkeeping accounts are maintained for each participant in the Restoration Plan. Amounts credited to a Restoration Plan participant’s account shall be deemed to be invested at the direction of the Restoration Plan participant in one or more hypothetical investments as may be authorized from time to time by the Restoration Plan administrator. Presently, these hypothetical investment alternatives are the same as the investment alternatives under the Company’s 401(k) plan.

Nonqualified Deferred Compensation-Fiscal 2009

		Registrant		Aggregate
	Executive	Contributions in	Aggregate	Withdrawals/	Aggregate
	Contributions in	Last FY	Earnings in	Distributions	Balance at
Name	Last FY	(1)	Last FY	(2)	Last FYE

David Swanson	$0	$124,014	$0	$538,230	$124,014
Steven Blondy	$0	$23,445	$0	$965,399	$23,445
George Bednarz	$0	$46,184	$0	$2,592	$46,184
Mark Hianik	$0	$13,021	$0	$0	$13,021
Sean Greene	$0	$0	$0	$0	$0

(1)	Amounts shown in this column represent (i) “matching credits” made effective as of December 31, 2009 pursuant to the Restoration Plan for each of the NEOs and (ii) “transition credits” made effective as of December 31, 2009 pursuant to the Restoration Plan for each of Messrs. Swanson and Bednarz.

(2)	Amounts in this column represent DCP account balances as of December 31, 2008 which were distributed in January, 2009 in connection with the DCP termination.

Payments upon Termination or Change-in-Control

Severance protection is provided to our NEOs with employment agreements under those agreements and to other executives under our executive severance policy. We believe this protection fosters a long term perspective and permits executives to focus upon executing our strategy without undue concern or distraction. This protection is also designed to be fair and competitive to aid in attracting and retaining experienced executives. We believe that the protection we provide — including the level of severance payments and post-termination benefits — is appropriate in terms of fostering long term performance, and within the range of competitive practice, thereby facilitating recruiting and retention of key talent.

In line with competitive practices, severance payments and benefits are increased should the executive be terminated without cause or voluntarily resign for good reason within two years after a change in control. This protection, while potentially costly, provides a number of important benefits to the Company. First, it permits an executive to evaluate a potential change in control transaction while relatively free of concern for his or her own situation, and ameliorates any conflict between his or her own interests and those of our shareholders. Second, change in control transactions take time to unfold, and a stable management team can help to preserve our operations in order to enhance the value delivered to our shareholders from a transaction or, if no transaction is consummated, to ensure that our business will continue without undue disruption afterwards. We believe that the potential cost of executive change in control severance payments and benefits, as a percentage of the potential transaction price, would be well within the range of reasonable industry practice, and represents an appropriate cost relative to these benefits to the Company and its shareholders. It should be noted that, although our change in control benefits provide for the immediate vesting of certain previously awarded equity grants upon a change in control, our continuing NEOs voluntarily waived such rights in our last three strategic acquisitions in consideration of the fact that they would continue to constitute the management team of the applicable combined company. Moreover, as part of the Plan of Reorganization, the employment agreements and the executive severance policy were amended to provide that the implementation of the restructuring of the Company and its subsidiaries pursuant to the Plan shall not alone constitute Good Reason for purposes of triggering the payment of severance payments and benefits under those agreements and policy.

The following table shows the potential value of payments and benefits to each NEO who was serving at December 31, 2009 pursuant to their respective employment agreements and other applicable arrangements and plans under various employment termination and change in control scenarios assuming such events occurred as of December 31, 2009. See “Additional Information Relating to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements and Other Compensation Arrangements” above for other important terms and conditions of employment for our NEOs. Capitalized terms used without definition in this section have the meanings as defined in the relevant employment and other compensation agreements, which are incorporated by reference as exhibits to this Form 10-K.

Incremental Value of Payments and Benefits Upon Change-in-Control (“CIC”) and Various Types of Terminations

Termination Scenario (12/31/09)	Mr. Swanson	Mr. Blondy	Mr. Bednarz	Mr. Hianik	Mr. Greene

Voluntary Resignation or For Cause
Total	$0	$0	$0	$0	$0
Without Cause or for Good Reason
(Not within two years of CIC)
Pro rata Incentive pay	$1,193,750	$375,000	$300,000	$240,000	$165,000
Severance pay	4,297,500	1,750,000	1,050,000	960,000	660,000
Health benefits continuation	13,616	20,425	15,318	15,303	10,212

Total	$5,504,866	$2,145,425	$1,365,318	$1,215,303	$835,212
Within Two Years of CIC
(Without cause or for good reason)
Pro rata Incentive pay	$1,193,750	$375,000	$300,000	$240,000	$165,000
Severance pay	6,446,250	2,625,000	1,400,000	1,280,000	880,000
Health benefits continuation	20,425	30,637	20,425	20,404	21,822
Supplemental Executive Retirement Agreement(3)	7,923,091	0	0	0	0
Unvested SARs/Options(1)	0	0	0	0	0
Unvested RSUs(1)	0	0	0	0	0
Perquisites(2)	75,819	52,609	29,793	23,264	29,251
Outplacement	25,000	25,000	25,000	25,000	25,000
280G/4999 Tax Gross Up(3)	—	—	—	—	—

Total	$15,684,335	$3,108,246	$1,775,218	$1,588,669	$1,121,073

CIC — Assuming no termination
Unvested SARs/Options(1)	$0	$0	$0	0	0
Unvested RSUs(1)	0	0	0	0	0

Total	$0	$0	$0	$0	$0
Death or Disability
Pro rata Incentive pay	$1,193,750	$375,000	$300,000	$240,000	$165,000
Supplemental Executive Retirement Agreement(3)	7,923,091	0	0	0	0
Severance pay	0	0	0	0	0
Unvested SARs/Options(1)	0	0	0	0	0
Unvested RSUs — pro rata(1)
Disability- Present Value of Health Benefits through age 65	61,797	118,922	86,591	118,804	162,458

Total	$9,178,638	$30,148	$386,591	$358,804	$327,458
Retirement
Unvested SARs/Options(1)	$0	$0	$0	$0	$0
Unvested RSUs	0	0	0	0	0

Total	$0	$0	$0	$0	$0

(1)	This amount represents the aggregate in-the-money value of the options, SARs, restricted stock units, and other equity awards which would become vested as a direct result of the termination event or Change in Control, as the case may be, before the applicable stated vesting date, plus the aggregate value of any performance-based award that would be deemed earned and vested solely as a direct result of the termination event or Change in Control, as the case may be, before the stated earning or vesting date. The stated earning or vesting date is the date at which an award would have been earned or vested absent such termination event or Change in Control, as the case may be. This calculation of value does not attribute any additional value to awards based on their remaining term and does not discount the value of awards based on the portion of the vesting period elapsed at the date of the termination event or Change in Control. Represents the “in-the-money” value of SARs.

(2)	Perquisites include financial planning services, company paid life insurance and participation in the executive health program, as well as, in the case of Mr. Swanson, club membership fees.

(3)	In April, 2009, the Company and Mr. Swanson entered into an amendment to the Supplemental Executive Retirement Agreement. Additional information regarding this agreement can be found above under the heading Pension Benefits — Supplemental Retirement Agreement.

In addition to the incremental value of payments and benefits under the various termination and Change in Control scenarios described above, the NEOs would be eligible for certain additional benefits as follows:

2009 LTIP.  Under the 2009 LTIP, if an NEO’s employment is terminated by the NEO for good reason, by the Company without cause or as a result of the NEO’s death or disability, then the long-term incentive award will be paid, to the extent earned, to the NEO or the NEO’s beneficiary, as the case may be, as if the NEO had remained employed with the Company through the applicable payment date. If an NEO terminates for any other reason, then the long-term incentive award will be forfeited. As described in the “Compensation Discussion and Analysis” above, the amount of each award under the 2009 LTIP is dependent upon the attainment of certain performance measures related to the Company’s cumulative free cash flow for the 2009, 2010 and 2011 fiscal years. Because the amount of the long-term incentive award is not determinable as of December 31, 2009, no amounts are reported in the preceding table with respect to the 2009 LTIP.

Pension benefits.  The Pension Benefits table above describes the general terms of the RHD PBEP, along with the years of credited service and the present value of each NEO’s accumulated benefits under such plans as of December 31, 2009. The table below shows the lump sum pension benefits payable under the RHD PBEP for each NEO in office at December 31, 2009 if the NEO had died or terminated employment as of December 31, 2009.

In addition to the accumulated benefit for Mr. Swanson that is noted below, he and the Company have also entered into a Supplemental Agreement which provides for a supplemental retirement benefit, subject to vesting requirements, in an amount necessary to cause Mr. Swanson’s annual retirement benefit from this benefit and all other company defined benefit plans to yield a total single life annuity of $1,000,000 per year if he were to retire at age sixty and all benefits under all Other Company Plans were paid in a single life annuity commencing at age sixty. Additional information regarding the Supplemental Agreement can be found above under the heading “— Pension Benefits — Supplemental Executive Retirement Agreement.

Accumulated Benefit
at 12/31/2009
Payable to Executive
upon Termination,
Disability or Death

David Swanson	$1,612,133
Steven Blondy	$275,035
George Bednarz	$734,211
Mark Hianik	$0
Sean Greene	$78,118

Post-Emergence SAR Grants.  As noted in the “Compensation Discussion and Analysis,” in connection with the Company’s emergence from bankruptcy, stock appreciation rights were granted to approximately 205 employees on March 1, 2010, including the NEOs. The stock appreciation rights vest over a three-year period. Pursuant to the stock appreciation right agreements, if the NEO’s employment with the company terminates by reason of death, disability, retirement or the Company’s termination of the NEO’s employment other than for cause or the NEO’s resignation from employment for good reason, then the vesting of the stock appreciation right will be prorated. Because these awards were granted subsequent to December 31, 2009, the value of these awards are not reflected in the “Incremental Value of Payments and Benefits Upon Change-in-Control (“CIC”) and Various Types of Terminations” table as of December 31, 2009.

Compensation Committee Interlocks and Insider Participation

Michael P. Connors (until his resignation as a director in April 2009), Thomas J. Reddin (from his appointment to the Compensation and Benefits Committee in April 2009), Alan F. Schultz and Barry Lawson Williams served as members of the Compensation and Benefits Committee during 2009. No such member of that Committee is or has been an officer or employee of the Company and none had interlocking relationships with any other entities of the type that would be required to be disclosed in this Form 10-K.

Director Compensation

The Compensation and Benefits Committee periodically reviews the level and balance of our non-employee director compensation with the input and assistance of its independent compensation consultant. In the first quarter of 2009, the Prior Committee conducted a review of the director compensation program with its independent consultant. As a result of this assessment, beginning in April, 2009, the prior Board determined to pay each non-employee director the following compensation:

•	Annual cash retainer of $75,000; elimination of both Board and committee meeting fees.

•	Additional cash retainer of $75,000 to the Lead Director, $25,000 to the Chair of the Audit and Finance Committee and $15,000 to each of the Chairs of the Compensation and Benefits and Corporate Governance Committees.

•	Additional cash retainer of $20,000 to members of the Audit and Finance Committee and $15,000 to members of the Compensation and Benefits and Corporate Governance Committees.

•	Additional compensation of $90,000 payable at the end of the year in stock or cash, at the election of the Board.

•	Reimbursement for reasonable costs and expenses associated with attendance at Board and Board Committee meetings and other Company business.

As part of the restructuring, the Committee and the new Board of Directors reviewed the director compensation program and implemented the following revised non-employee director compensation program which took effect in February 2010:

•	Annual cash retainer of $125,000, payable $50,000 in cash and $75,000 in Company common stock.

•	Additional cash retainer of $75,000 to the Lead Director, $25,000 to the Chair of the Audit and Finance Committee and $15,000 to each of the Chairs of the Compensation and Benefits and Corporate Governance Committees.

•	Cash meeting fees of $2,000 for each Board and Board Committee meeting attended.

•	Reimbursement for reasonable costs and expenses associated with attendance at Board and Board Committee meetings and other Company business.

Director Compensation During 2009

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director who served on our Board of Directors in 2009. Mr. Swanson, an employee of ours, is not compensated for his Board service.

Director Compensation — Fiscal 2009

	Fees Earned or		Option/SARS
	Paid in Cash	Stock Awards	Awards	Total
Name	($)	($)	($)	($)

Michael P. Connors(1)	12,000	0	0	12,000
Nancy E. Cooper(1)	13,400	0	0	13,400
Robert Kamerschen	248,000	0	0	248,000
Thomas J. Reddin	170,900	0	0	170,900
Alan F. Schultz	184,650	0	0	184,650
David M. Veit	174,650	0	0	174,650
Barry Lawson Williams	181,650	0	0	181,650
Edwina Woodbury	221,400	0	0	221,400
Thayer Bigelow	185,250	0	0	185,250
Ron Rittenmeyer	185,250	0	0	185,250

(1)	Ms. Cooper and Mr. Connors retired from Board service in April 2009.

There were no grants of deferred shares or stock options to our non-employee directors in 2009. The following table shows the aggregate number of stock awards and aggregate number of stock options outstanding and held by those directors serving as such at December 31, 2009.

	Number of Shares Held at December 31, 2009
	Deferred Stock	Deferred Stock	Stock Options	Stock Options
	(unvested)	(vested)	(unvested)	(vested)
Name	(#)	(#)	(#)	(#)

Michael P. Connors	0	71,782	0	0
Nancy E. Cooper	0	7,500	0	0
Robert Kamerschen	1,500	68,712	1,500	13,862
Thomas J. Reddin	1,500	1,500	1,500	1,500
Alan F. Schultz	1,500	4,500	1,500	4,500
David M. Veit	1,500	9,000	1,500	9,000
Barry Lawson Williams	1,500	15,737	1,500	21,102
Edwina Woodbury	1,500	6,000	1,500	6,000
Thayer Bigelow	0	0	0	0
Ron Rittenmeyer	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of March 1, 2010 by (i) each of the current NEOs, (ii) each of the Company’s current directors, (iii) all current directors and executive officers of the Company as a group and (iv) owners of more than 5% of the outstanding shares of the Company’s common stock. Except as indicated in the footnotes to the table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares owned beneficially by them. The mailing address for each of the Company’s current directors and NEOs listed below is 1001 Winstead Drive, Cary, North Carolina 27513.

	Shares of the Company’s
	Common Stock
	Amount Beneficially		Percentage
Beneficial Owners	Owned(1)		of Class(1)

David C. Swanson	—		—
Steven M. Blondy	—		—
George F. Bednarz	—		—
Jonathan B. Bulkeley	2,615		*
Eugene I. Davis	2,615		*
Sean W. Greene	—		—
Mark W. Hianik	—		—
Richard L. Kuersteiner	2,615		*
W. Kirk Liddell	2,615		*
Mark A. McEachen	2,615		*
Alan F. Schultz	2,615		*
All Current Directors and Executive Officers as a Group (16 persons)	15,690		*
Franklin Resources, Inc.	15,264,757	(2)	30.5%
One Franklin Parkway San Mateo, CA 94403-1906

*	Represents ownership of less than 1%.

(1)	The amounts and percentage of the Company’s common stock beneficially owned are reported on the basis of rules and regulations of the SEC governing the determination of beneficial ownership of securities. Under such rules and regulations, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities which that person has a right to acquire beneficial ownership of within 60 days. Under these rules and regulations, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities in which he has no economic interest. As of March 1, 2010, the Company had 50,015,691 shares of common stock outstanding.

(2)	Franklin Resources, Inc. (“FRI”) filed a Schedule 13D with the SEC on February 8, 2010 reporting that one or more open- or closed-end investment companies or other managed accounts that are clients of investment managers that are direct and indirect subsidiaries (collectively, the “Investment Management Subsidiaries”) of FRI beneficially owned 15,264,757 shares of the Company’s common stock as of January 29, 2010. The number of shares of the Company’s common stock as to which each reporting person on this Schedule 13D and other Investment Management Subsidiaries has sole power to vote or to direct the vote of the Company’s common stock is as follows: Franklin Resources, Inc: 0; Charles B. Johnson: 0; Rupert H. Johnson, Jr.: 0; Franklin Advisers, Inc.: 15,110,290; Franklin Templeton Investments Australia Limited: 2,219; Franklin Templeton Investments Corp.: 3,255; Franklin Templeton Investment Management Limited: 6,144; and Templeton Global Advisors Limited: 20,282. The number of shares of the Company’s common stock as to which each reporting person on this Schedule 13D and other Investment Management Subsidiaries has sole power to dispose or to direct the disposition of the Company’s common stock is as follows: Franklin Resources, Inc: 0; Charles B. Johnson: 0; Rupert H. Johnson, Jr.: 0; Franklin Advisers, Inc.: 15,232,857; Franklin Templeton Investments Australia Limited: 2,219; Franklin Templeton Investments Corp.: 3,255; Franklin Templeton Investment Management Limited: 6,144; and Templeton Global Advisors Limited: 20,282

Additional information in response to this Item is incorporated herein by reference to Part II, Item 5 of this Annual Report under the heading “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Review, Approval or Ratification of Transactions with Related Persons

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

The Company’s Related Person Transactions Policy is available through the “Investor Relations, Corporate Governance” portion of the Company’s website, www.dexone.com.

Director Independence

The Board of Directors has unanimously determined that Jonathan B. Bulkeley, Eugene I. Davis, Richard L. Kuersteiner, W. Kirk Liddell, Mark A. McEachen and Alan F. Schultz neither are affiliated persons of the Company nor do they have any material relationship with the Company, and therefore qualify as independent directors within the meaning of all applicable laws and regulations, including the independence standards of the New York Stock Exchange. As a result, independent directors constitute a majority of the Company’s Board of Directors. In addition, all members of all Committees qualify as independent within the meaning of all applicable laws and regulations, including the independence standards of the New York Stock Exchange.

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

Generally, the Audit and Finance Committee approves each year the specific types and estimated amounts of all audit and non-audit services that are contemplated to be performed by any independent registered public accounting firm during that calendar year, before any such work commences. The Chairman of the Audit and Finance Committee may approve other services not prohibited by applicable law or regulation and not previously approved by the Audit and Finance Committee up to $250,000 at any one time. The Chairman may also approve services previously approved by the Audit and Finance Committee at amounts up to $250,000 higher than previously approved by the Audit and Finance Committee. In either case, the Chairman will report their approval of such additional services and/or amounts to the Audit and Finance Committee at its next scheduled meeting or at a special meeting which may be called in the absolute discretion of the Chairman, and such amounts are subject to Committee ratification. The Chairman may also defer to the Audit and Finance Committee with respect to any such additional services or amounts. The Chairman and/or the Audit and Finance Committee is authorized to approve such additional non-audit services without limit after they determine that such services will not impair the independence of the independent registered public accounting firm.

Aggregate fees for professional services rendered to the Company by KPMG for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008

Audit Fees	$2,329,725	$3,349,883
Audit-Related Fees	—	—
Tax Fees	882,108	—
All Other Fees	156,446	—

Total	$3,368,279	$3,349,883

Audit Fees.  Audit fees for the years ended December 31, 2009 and 2008 were for professional services rendered by KPMG for the audits of the consolidated financial statements of the Company, including the audit of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, comfort letters, consents and review of other documents filed with the SEC.

Audit-Related Fees.  There were no audit-related fees billed by KPMG for the years ended December 31, 2009 and 2008.

Tax Fees.  Tax fees billed for the year ended December 31, 2009 were for services rendered by KPMG in connection with general tax compliance, tax planning and tax advice. There were no tax fees billed by KPMG for the year ended December 31, 2008.

All Other Fees.  Other fees for the year ended December 31, 2009 were for services rendered by KPMG associated with the Company’s process improvement initiatives, fresh start accounting and administrative fees. There were no fees billed by KPMG for the year ended December 31, 2008 for any other products and services offered by KPMG.

Substantially all of the tax and other services (and in most cases, the related fees) disclosed above were approved by the Committee prior to material substantive work having been performed.

The Audit and Finance Committee engaged the services of Anton Collin Mitchell (“ACM”) for audits of the Company’s employee benefit plans in 2009 and 2008. Fees paid to ACM for the Company’s employee benefit plan audits totaled $127,000 in 2009 and $167,000 in 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2) — List of financial statements and financial statement schedules

The following consolidated financial statements of the Company are included under Item 8:

Management’s Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the years in the three year period ended December 31, 2009
Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2009
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for each of the years in the three year period ended December 31, 2009
Notes to Consolidated Financial Statements

Financial statement schedules for the Company have not been prepared because the required information has been included in the Company’s consolidated financial statements included in Item 8 of this Annual Report.

(b)	Exhibits:

Exhibit No.	Document

2.1	Joint Plan of Reorganization, as confirmed by the Bankruptcy Court on January 12, 2010. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2010, Commission File No. 001-07155).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).
3.2	Sixth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).
4.1	Indenture, dated as of January 29, 2010, between the Company and The Bank of New York Mellon, as Trustee, with respect to the Company’s 12%/14% Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).
4.2	Form of 12%/14% Senior Subordinated Notes due 2017 (attached as Exhibit A to Exhibit 4.1).
4.3	Registration Rights Agreement, dated as of January 29, 2010, among the Company and Franklin Advisers, Inc. and certain of its affiliates (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).
10.1	Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon, L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155).
10.2	Letter from Sprint Nextel Corporation, dated as of May 16, 2006, acknowledging certain matters with respect to the Non-Competition Agreement described above as Exhibit 10.1 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).
10.3	Directory Services License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation, Embarq Directory Trademark Company, LLC and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).
10.4	Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley Directory Company and Embarq Directory Trademark Company, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).
10.5	Publisher Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company and Embarq Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).
10.6	Non-Competition Agreement, dated as of May 16, 2006, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).
10.7	Subscriber Listings Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).

Exhibit No.	Document

10.8	Standstill Agreement, dated as of May 16, 2006, by and between R.H. Donnelley Publishing & Advertising, Inc. and Embarq Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).
10.9	Directory Services License Agreement, dated as of September 1, 2004, among the Company, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155).
10.10	Non-Competition Agreement, dated as of September 1, 2004, by and between the Company and SBC Communications Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155).
10.11	Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155).
10.12	Publishing Agreement, dated November 8, 2002, as amended, by and among Dex Holding LLC., Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/GPP LLC) and Qwest Corporation (incorporated by reference to Exhibit 10.19 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).
10.13	Amended and Restated Agreement for the Provision of Billing and Collection Services for Directory Publishing Services, dated September 1, 2003, by and between Qwest Corporation and Dex Media East LLC (f/k/a SGN LLC) (incorporated by reference to Exhibit 10.8 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472). This Agreement is no longer in effect.
10.14	Agreement for the Provision of Billing and Collection Services for Directory Publishing Services, dated as of September 1, 2003, by and between Qwest Corporation and Dex Media West LLC (f/k/a GPP LLC) (incorporated by reference to Exhibit 10.9 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472). This Agreement is no longer in effect.
10.15	Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and between Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc. (incorporated by reference to Exhibit 10.10 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).
10.16	Third Amended and Restated Credit Agreement, dated as of January 29, 2010, by and among the Company, R.H. Donnelley Inc., as borrower, the lenders parties thereto and Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).
10.17	Credit Agreement, dated as of June 6, 2008, as amended and restated as of January 29, 2010, by and among the Company, Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, as borrower, the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

Exhibit No.		Document

10.18		Credit Agreement, dated as of October 24, 2007, as amended and restated as of January 29, 2010, by and among the Company, Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, as borrower, the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).
10	.19ˆ*	Board of Director Compensation Program (as approved on February 22, 2010).
10	.20ˆ	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007, Commission File No. 001-07155).
10	.21ˆ	Dex One Corporation Restoration Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 27, 2009, Commission File No. 001-07155).
10	.22ˆ	R.H. Donnelley Corporation 2005 Stock Award and Incentive Plan As Amended and Restated as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2009, Commission File No. 001-07155).
10	.23ˆ	Dex One Corporation 2009 Long-Term Incentive Program for Executive Officers (as adopted and effective as of March 9, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009, Commission File No. 001-07155).
10	.24ˆ	Dex One Corporation Equity Incentive Plan adopted and effective as of January 29, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).
10	.25ˆ*	Form of Stock Appreciation Rights Agreement for Executive Officers who are Senior Vice Presidents and Above for the March 2010 SAR Awards.
10	.26ˆ*	Form of Stock Appreciation Right Agreement for Employees other than Executive Officers who are Senior Vice Presidents and Above for the March 2010 SAR Awards.
10	.27ˆ	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and David C. Swanson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2009, Commission File No. 001-07155).
10	.28ˆ	Amendment No. 1 to Employment Agreement, dated as of March 9, 2009, between the Company and David C. Swanson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the Securities and Exchange Commission on May 5, 2009, Commission File No. 001-07155).
10	.29ˆ	Amendment, dated as of January 29, 2010 to Amended and Restated Employment Agreement, effective as of December 31, 2008, between the Company and David C. Swanson (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).
10	.30ˆ	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2009, Commission File No. 001-07155).
10	.31ˆ	Amendment No. 1 to Employment Agreement, dated as of March 9, 2009, between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the Securities and Exchange Commission on May 5, 2009, Commission File No. 001-07155).

Exhibit No.		Document

10	.32ˆ	Amendment, dated as of January 29, 2010 to Amended and Restated Employment Agreement, effective as of December 31, 2008, between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).
10	.33ˆ	Employment Agreement, dated as of November 8, 2002 by and between Maggie Le Beau and Dex Media, Inc. (incorporated by reference to Exhibit 10.23 to Dex Media, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).
10	.34ˆ	Amendment, dated as of January 29, 2010 to Employment Agreement, effective as of November 8, 2002, between the Company and Margaret Le Beau (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).
10	.35ˆ	R.H. Donnelley Corporation Severance Plan — Senior Vice President, effective as amended March 9, 2009 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 27, 2009, Commission File No. 001-07155).
10	.36ˆ	Amendment, dated as of January 29, 2010, to the Company’s Severance Plan — Senior Vice President (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).
10	.37ˆ	Supplemental Executive Retirement Agreement, effective as of December 31, 2008, by and between the Company and David C. Swanson (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009, Commission File No. 001-07155).
10	.38ˆ	Amendment, dated as of April 21, 2009, to the Supplemental Executive Retirement Agreement between the Company and David C. Swanson, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 4, 2009, Commission File No. 001-07155).
10	.39ˆ	Form of Indemnification Agreement for Directors of the Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).
21	.1*	Subsidiaries of the Registrant.
31	.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2009 by David C. Swanson, Chairman and Chief Executive Officer of the Company under Section 302 of the Sarbanes-Oxley Act.
31	.2*	Certification of Annual Report on Form 10-K for the period ended December 31, 2009 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act.
32	.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2009 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for the Company.
99.1		Order Confirming Joint Plan of Reorganization, as entered by the Bankruptcy Court on January 12, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2010, Commission File No. 001-07155).

*	Filed herewith.

Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2010.

Dex One Corporation

By:	/s/ David C. Swanson
David C. Swanson,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David C. Swanson (David C. Swanson)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2010

/s/ Steven M. Blondy (Steven M. Blondy)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2010

/s/ Sylvester J. Johnson (Sylvester J. Johnson)	Vice President — Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2010

/s/ Jonathan B. Bulkeley Jonathan B. Bulkeley	Director	March 12, 2010

/s/ Eugene I. Davis (Eugene I. Davis)	Director	March 12, 2010

/s/ W. Kirk Liddell W. Kirk Liddell	Director	March 12, 2010

/s/ Richard L. Kuersteiner Richard L. Kuersteiner	Director	March 12, 2010

/s/ Mark A. McEachen Mark A. McEachen	Director	March 12, 2010

/s/ Alan F. Schultz Alan F. Schultz	Director	March 12, 2010

Exhibit Index

Exhibit No.		Document

10	.19ˆ*	Board of Director Compensation Program (as approved on February 22, 2010).
10	.25ˆ*	Form of Stock Appreciation Rights Agreement for Executive Officers who are Senior Vice Presidents and Above for the March 2010 SAR Awards.
10	.26ˆ*	Form of Stock Appreciation Right Agreement for Employees other than Executive Officers who are Senior Vice Presidents and Above for the March 2010 SAR Awards.
21	.1*	Subsidiaries of the Registrant
31	.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2009 by David C. Swanson, Chairman and Chief Executive Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act
31	.2*	Certification of Annual Report on Form 10-K for the period ended December 31, 2009 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act
32	.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2009 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for Dex One Corporation

*	Filed herewith

ˆ	Management contract or compensatory plan.