Form 10-Q
period 2010-03-31
DEX ONE Corp
filed 2010-05-13
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑ No ☐
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Title of class	Shares Outstanding at April 30, 2010
Common Stock, par value $.001 per share	50,015,691

DEX ONE CORPORATION
INDEX TO FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at March 31, 2010 (Successor Company) and December 31, 2009 (Predecessor Company)	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the two months ended March 31, 2010 (Successor Company), the one month ended January 31, 2010 and the three months ended March 31, 2009 (Predecessor Company)	4

Condensed Consolidated Statements of Cash Flows for the two months ended March 31, 2010 (Successor Company), the one month ended January 31, 2010 and the three months ended March 31, 2009 (Predecessor Company)	5

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the two months ended March 31, 2010 (Successor Company) and the one month ended January 31, 2010 (Predecessor Company)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3. Quantitative and Qualitative Disclosures About Market Risk	70

Item 4. Controls and Procedures	72

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	73

Item 6. Exhibits	74

SIGNATURES	75
EX-31.1
EX-31.2
EX-32.1

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Dex One Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Successor Company	Predecessor Company
(in thousands, except share data)	March 31, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$147,527	$665,940
Accounts receivable:
Billed	189,169	244,048
Unbilled	593,657	636,350
Allowance for doubtful accounts	(29,518)	(54,612)

Net accounts receivable	753,308	825,786
Deferred directory costs	68,005	138,061
Prepaid expenses and other current assets	75,882	90,928

Total current assets	1,044,722	1,720,715

Fixed assets and computer software, net	202,043	157,272
Deferred income taxes, net	—	399,885
Other non-current assets	8,377	62,699
Intangible assets, net	2,527,029	2,158,223
Goodwill	2,097,124	—

Total Assets	$5,879,295	$4,498,794

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities Not Subject to Compromise
Accounts payable and accrued liabilities	$139,165	$168,488
Short-term deferred income taxes, net	82,534	108,184
Accrued interest	23,362	4,643
Deferred directory revenues	284,400	848,775
Current portion of long-term debt	228,860	993,528

Total current liabilities not subject to compromise	758,321	2,123,618

Long-term debt	2,888,056	2,561,248
Deferred income taxes, net	415,427	—
Other non-current liabilities	108,659	380,163

Total liabilities not subject to compromise	4,170,463	5,065,029

Liabilities subject to compromise	—	6,352,813

Commitments and contingencies

Shareholders’ Equity (Deficit)
Successor Company common stock, par value $.001 per share, authorized — 300,000,000 shares; issued and outstanding–50,015,691 shares at March 31, 2010	50	—
Predecessor Company common stock, par value $1 per share, authorized — 400,000,000 shares; issued–88,169,275 shares and outstanding–68,955,674 shares at December 31, 2009	—	88,169
Additional paid-in capital	1,451,564	2,442,549
Retained earnings (accumulated deficit)	257,218	(9,137,160)
Predecessor Company treasury stock, at cost, 19,213,601 shares at December 31, 2009	—	(256,114)
Accumulated other comprehensive loss	—	(56,492)

Total shareholders’ equity (deficit)	1,708,832	(6,919,048)

Total Liabilities and Shareholders’ Equity (Deficit).	$5,879,295	$4,498,794

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Successor Company	Predecessor Company
	Two Months Ended	One Month Ended	Three Months Ended
(in thousands, except per share data)	March 31, 2010	January 31, 2010	March 31, 2009
Net revenues	$53,145	$160,372	$601,986

Expenses:
Production and distribution expenses (exclusive of depreciation and amortization shown separately below)	29,008	27,069	101,901
Selling and support expenses	58,354	40,882	152,004
General and administrative expenses	21,728	8,186	41,592
Depreciation and amortization	39,425	20,161	142,845

Total expenses	148,515	96,298	438,342

Operating income (loss)	(95,370)	64,074	163,644

Interest expense, net	(48,934)	(19,656)	(198,835)

Income (loss) before reorganization items, net and income taxes	(144,304)	44,418	(35,191)

Reorganization items, net	—	7,793,132	—

Income (loss) before income taxes	(144,304)	7,837,550	(35,191)

(Provision) benefit for income taxes	401,522	(917,541)	(366,019)

Net income (loss)	$257,218	$6,920,009	$(401,210)

Earnings (loss) per share:
Basic	$5.14	$100.3	$(5.83)

Diluted	$5.14	$100.2	$(5.83)

Shares used in computing earnings (loss) per share:
Basic	50,008	69,013	68,798

Diluted	50,008	69,052	68,798

Comprehensive Income (Loss)
Net income (loss)	$257,218	$6,920,009	$(401,210)
Amortization of loss on interest rate swaps, net of tax	—	1,083	328
Benefit plans adjustment, net of tax	—	(4,535)	17

Comprehensive income (loss)	$257,218	$6,916,557	$(400,865)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor Company	Predecessor Company
	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31,	January 31,	March 31,
(in thousands)	2010	2010	2009
Cash Flows Provided By Operating Activities	$105,283	$71,741	$56,135

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(6,386)	(1,766)	(3,937)

Net cash used in investing activities	(6,386)	(1,766)	(3,937)

Cash Flows from Financing Activities
Credit facilities repayments	(153,179)	(511,272)	(21,985)
Debt issuance and other financing costs	(949)	(22,096)	—
Revolver borrowings	—	—	361,000
Increase (decrease) in checks not yet presented for payment	3,303	(3,092)	10,889

Net cash provided by (used in) financing activities	(150,825)	(536,460)	349,904

Increase (decrease) in cash and cash equivalents	(51,928)	(466,485)	402,102
Cash and cash equivalents, beginning of year	199,455	665,940	131,199

Cash and cash equivalents, end of period	$147,527	$199,455	$533,301

Supplemental Information:
Cash paid:
Interest, net	$19,208	$15,460	$203,304

Income taxes, net	$2,002	$—	$(10)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

			Retained		Accumulated
			Earnings		Other	Total
	Common	Additional	(Accumulated	Treasury	Comprehensive	Shareholders’
(in thousands)	Stock	Paid-in Capital	Deficit)	Stock	Income (Loss)	Equity (Deficit)

Balance, December 31, 2009 (Predecessor Company)	$88,169	$2,442,549	$(9,137,160)	$(256,114)	$(56,492)	$(6,919,048)
Net income	—	—	6,920,009	—	—	6,920,009
Compensatory stock awards	—	613	—	—	—	613
Other adjustments related to compensatory stock awards	—	(103)	—	103	—	—
Amortization of loss on interest rate swaps, net of tax	—	—	—	—	1,083	1,083
Benefit plans adjustment, net of tax	—	—	—	—	(4,535)	(4,535)
Cancellation of Predecessor Company common stock	(88,169)	—	—	—	—	(88,169)
Elimination of Predecessor Company additional paid-in capital, accumulated deficit, treasury stock and accumulated other comprehensive loss	—	(2,443,059)	2,217,151	256,011	59,944	90,047

Balance, January 31, 2010 (Predecessor Company)	$—	$—	$—	$—	$—	$—

Issuance of Successor Company Common Stock	$50	$—	$—	$—	$—	$50
Establishment of Successor Company additional paid-in capital	—	1,450,734	—	—	—	1,450,734

Balance, February 1, 2010 (Successor Company)	50	1,450,734	—	—	—	1,450,784
Net income	—	—	257,218	—	—	257,218
Compensatory stock awards	—	830	—	—	—	830

Balance, March 31, 2010 (Successor Company)	$50	$1,451,564	$257,218	$—	$—	$1,708,832

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data and where otherwise indicated)
1. Business and Basis of Presentation
The interim condensed consolidated financial statements of Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” the “Successor Company,” the “Company,” “we,” “us” and “our”) have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to this Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The interim condensed consolidated financial statements include the accounts of Dex One and its direct and indirect wholly-owned subsidiaries. As of March 31, 2010, R.H. Donnelley Corporation, R.H. Donnelley Inc. (“RHDI”), Dex Media, Inc. (“Dex Media”), Business.com, Inc. (“Business.com”) and Dex One Service, Inc. (“Dex One Service”) were our only direct wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
Dex One became the successor registrant to R.H. Donnelley Corporation (“RHD” or the “Predecessor Company” for operations prior to January 29, 2010, the “Effective Date”) upon emergence from Chapter 11 relief under Title 11 of the United States Code (the “Bankruptcy Code”) on the Effective Date. References to the Predecessor Company in this Quarterly Report on Form 10-Q pertain to periods prior to the Effective Date. See Note 3, “Fresh Start Accounting” for a presentation of the impact of emergence from reorganization and fresh start accounting on our financial position, results of operations and cash flows.
Corporate Overview
We are a marketing solutions company that helps local businesses grow by providing marketing products that help them get found by ready-to-buy consumers and marketing services that help them get chosen over their competitors. Through our Dex® Advantage, clients’ business information is published and marketed through a single profile and distributed via a variety of both owned and operated products and through other local search products. Dex Advantage spans multiple media platforms for local advertisers including print with our Dex published directories, which we co-brand with other brands in the industry such as Qwest, CenturyLink and AT&T, online and mobile devices with DexKnows.com ® and voice-activated directory search at 1-800-Call-Dex™. Our digital affiliate provided solutions are powered by DexNet™, which leverages network partners including the premier search engines, such as Google® and Yahoo! ® and other leading online sites. Our growing list of marketing services include local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, keyword and search engine optimization strategies and programs, distribution strategies, social strategies, and tracking and reporting.
Reclassifications
Certain prior period amounts included in the condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. Purchased traffic costs incurred to direct traffic to our online properties have been reclassified from advertising expense, a component of selling and support expenses, to production and distribution expenses in the condensed consolidated statements of operations. In addition, all information technology expenses have been reclassed from production and distribution expenses to general and administrative expenses in the condensed consolidated statements of operations. These reclassifications had no impact on operating income or net loss for the three months ended March 31, 2009. The table below summarizes these reclassifications.

	Three Months Ended March 31, 2009
	As
	Previously		As
	Reported	Reclass	Reclassified

Production and distribution expenses	$96,152	$5,749	$101,901
Selling and support expenses	164,883	(12,879)	152,004
General and administrative expenses	34,462	7,130	41,592

In addition, certain prior period amounts associated with accounts receivable that are included in the condensed consolidated balance sheets have been reclassified to conform to the current period’s presentation.
Filing of Voluntary Petitions in Chapter 11
On May 28, 2009 (the “Petition Date”), the Predecessor Company and its subsidiaries (collectively with the Predecessor Company, the “Debtors”) filed voluntary petitions for Chapter 11 relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).
Confirmed Plan of Reorganization and Emergence from the Chapter 11 Proceedings
On January 12, 2010, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law, and Order Confirming the Joint Plan of Reorganization for the Predecessor Company and its subsidiaries (the “Confirmation Order”). On the Effective Date, the Joint Plan of Reorganization for the Predecessor Company and its subsidiaries (the “Plan”) became effective in accordance with its terms.
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
Restructuring
As part of a restructuring that was conducted in connection with the Debtors’ emergence from bankruptcy, the Debtors merged, consolidated, dissolved, or terminated, shortly after the Effective Date, certain of their wholly-owned subsidiaries, as set forth below:
•	DonTech Holdings, LLC and R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC were merged into their sole member, RHDI;

•	The DonTech II Partnership and R.H. Donnelley Publishing & Advertising of Illinois Partnership technically terminated their respective partnership agreements due to the loss of a second partner;

•	Dex Media East Finance Co. was merged into Dex Media East LLC;

•	Dex Media West Finance Co. was merged into Dex Media West LLC;

•	Work.com, Inc. was merged into Business.com, Inc.;

•	GetDigitalSmart.com, Inc. was merged into RHDI;

•	Dex Media East LLC was merged into Dex Media East, Inc. (“DME Inc.”);

•	Dex Media West LLC was merged into Dex Media West, Inc. (“DMW Inc.”); and

•	R.H. Donnelley Publishing & Advertising, Inc. was merged into RHDI.
After effectuating the restructuring transactions, Dex One became the ultimate parent company of each of the following surviving subsidiaries: (i) R.H. Donnelley Corporation, a newly formed subsidiary of Dex One (ii) RHDI, (iii) Dex Media, (iv) DME Inc., (v) DMW Inc., (vi) Dex Media Service LLC, (vii) Dex One Service LLC (which was subsequently converted into a Delaware corporation under the name Dex One Service effective March 1, 2010, (viii) Business.com and (ix) R.H. Donnelley APIL, Inc.
Consummation of the Plan
Issuance of New Common Stock
Upon emergence from Chapter 11 and pursuant to the Plan, all of the issued and outstanding shares of the Predecessor Company’s common stock and any other outstanding equity securities of the Predecessor Company including all stock options, stock appreciation rights (“SARs”) and restricted stock, were cancelled. On the Effective Date, the Company issued an aggregate amount of 50,000,001 shares of new common stock, par value $.001 per share. See Note 10, “Capital Stock” for additional information regarding our new common stock.

Distributions Pursuant to the Plan
Since the Effective Date, the Company has substantially consummated the various transactions contemplated under the confirmed Plan. The Company has made the following distributions of stock and securities that were required to be made under the Plan to creditors with allowed claims:
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
As of March 31, 2010 and pursuant to the Plan, the Company has made distributions in cash on account of all, or substantially all, of the allowed claims of general unsecured creditors. Allowed claims of general unsecured creditors that have not been paid as of March 31, 2010 will be paid during the remainder of 2010.
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
Registration Rights Agreement
On the Effective Date and pursuant to the Plan, the Company entered into a Registration Rights Agreement (the “Agreement”), requiring the Company to register with the SEC certain shares of its common stock and/or the Dex One Senior Subordinated Notes upon the request of one or more Eligible Holders (as defined in the Agreement), in accordance with the terms and conditions set forth therein. The Company was also required, pursuant to the Agreement, to file a shelf registration statement covering the resale of Registerable Securities, as defined, within 30 days of the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2009 and use its commercially reasonable efforts to cause such shelf registration statement to become effective within 75 days after its filing. The Agreement also provides to Eligible Holders certain piggyback registration rights in connection with the registration of other securities by the Company. See Note 14, “Subsequent Events” for information on our shelf registration statement filed on April 8, 2010.

Impact on Long-Term Debt Upon Emergence from the Chapter 11 Proceedings
On the Effective Date and in accordance with the Plan, $6.1 billion of the Predecessor Company’s senior notes, senior discount notes and senior subordinated notes (collectively the “notes in default”) were exchanged for (a) 100% of the reorganized Dex One equity and (b) $300.0 million of the Dex One Senior Subordinated Notes issued to the holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011 on a pro rata basis in addition to their share of the reorganized Dex One equity. See Note 6, “Long-Term Debt, Credit Facilities and Notes” for further details of our long-term debt.
Accounting Matters Resulting from the Chapter 11 Proceedings
The filing of the Chapter 11 petitions constituted an event of default under the indentures governing the Predecessor Company’s notes in default and the debt obligations under those instruments became automatically and immediately due and payable, although any actions to enforce such payment obligations were automatically stayed under applicable bankruptcy laws. Based on the bankruptcy petitions, the notes in default are included in liabilities subject to compromise on the consolidated balance sheet at December 31, 2009.
The filing of the Chapter 11 petitions also constituted an event of default under the Predecessor Company’s credit facilities. However, pursuant to the Plan, these secured lenders received 100% principal recovery and scheduled amortization and interest subsequent to the filing of the Chapter 11 petitions. The Predecessor Company has determined that the fair value of the collateral securing each of its credit facilities exceeded the book value of such credit facilities, including accrued interest and interest rate swap liabilities associated with each of the credit facilities, and therefore, the credit facilities are excluded from liabilities subject to compromise on the consolidated balance sheet at December 31, 2009.
As a result of filing the Chapter 11 petitions, certain interest rate swaps were terminated by the respective counterparties and, as such, are no longer deemed financial instruments to be measured at fair value. These interest rate swaps were not settled prior to the Effective Date. In conjunction with the amendment and restatement of the Predecessor Company’s credit facilities on the Effective Date, these interest rate swaps were converted into a new tranche of term loans under each of the related credit facilities. See Note 7, “Derivative Financial Instruments” for additional information.
For periods subsequent to the Chapter 11 bankruptcy filing, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations (“FASB ASC 852”), has been applied in preparing the consolidated financial statements. FASB ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses including professional fees, realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process are classified as reorganization items on the condensed consolidated statement of operations. Additionally, on the condensed consolidated balance sheet at December 31, 2009, liabilities are segregated between liabilities not subject to compromise and liabilities subject to compromise. Liabilities subject to compromise are reported at their pre-petition amounts or current unimpaired values, even if they may be settled for lesser amounts.
The Predecessor Company’s financial statements included in this Quarterly Report on Form 10-Q do not purport to reflect or provide for the consequences of the Chapter 11 bankruptcy proceeding. In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareholders’ deficit accounts, the effects of any changes that may be made in the Predecessor Company’s capitalization; or (iv) as to operations, the effects of any changes that may be made to the Predecessor Company’s business.
Going Concern
As a result of our emergence from the Chapter 11 proceedings and the restructuring of the Predecessor Company’s outstanding debt, we believe that Dex One will generate sufficient cash flow from operations to satisfy all of its debt obligations according to applicable terms and conditions for a reasonable period of time. See Note 3, “Fresh Start Accounting” for information and analysis on our emergence from the Chapter 11 proceedings and the impact on our financial position.

2. Summary of Significant Accounting Policies
Identifiable Intangible Assets and Goodwill
Goodwill of $2.1 billion was recorded in connection with the Company’s adoption of fresh start accounting as discussed in Note 3, “Fresh Start Accounting” and represents the excess of the reorganization value of Dex One over the fair value of identified tangible and intangible assets. Goodwill is not amortized but is subject to impairment testing on an annual basis as of October 31st or more frequently if indicators of impairment exist.
In connection with the Company’s adoption of fresh start accounting, identifiable intangible assets that were either developed by the Predecessor Company or acquired by the Predecessor Company in prior acquisitions have been recorded at their estimated fair value and are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. Our identifiable intangible assets and their respective book values at March 31, 2010 are shown in the following table.

					Technology,
	Directory	Local	National	Trade	Advertising
	Services	Customer	Customer	Names and	Commitments
	Agreements	Relationships	Relationships	Trademarks	& Other	Total

Net intangible assets at February 1, 2010	$1,330,000	$562,900	$175,000	$389,400	$100,500	$2,557,800
Accumulated amortization	(14,547)	(9,065)	(1,189)	(3,584)	(2,386)	(30,771)

Net intangible assets at March 31, 2010	$1,315,453	$553,835	$173,811	$385,816	$98,114	$2,527,029

The weighted average useful lives and amortization methodology of our identifiable intangible assets at March 31, 2010 are shown in the following table:

	Weighted Average	Amortization
Intangible Asset	Useful Lives	Methodology

Directory services agreements	27 years	Income forecast method (1)
Local customer relationships	15 years	Income forecast method (1)
National customer relationships	26 years	Income forecast method (1)
Trade names and trademarks	15 years	Straight-line method
Technology, advertising commitments and other	9 years	Income forecast method (1)

(1)	The initial fair value assigned to these identifiable intangible assets is amortized under the income forecast method, which assumes the value derived from these intangible assets is greater in the earlier years and steadily declines over time.
See Note 3, “Fresh Start Accounting” for additional information and how the fair values of our intangible assets were determined.
The Company and the Predecessor Company review the carrying value of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. The Company and the Predecessor Company reviewed the following information and assumptions to determine if any indicators of impairment existed during the two months ended March 31, 2010 and the one month ended January 31, 2010, respectively:

•	Historical financial information, including revenue, profit margins, customer attrition data and price premiums enjoyed relative to competing independent publishers;

•	Long-term financial projections, including, but not limited to, revenue trends and profit margin trends; and

•	Intangible asset carrying values.
The Company and the Predecessor Company concluded that there were no indicators of impairment during the two months ended March 31, 2010 and the one month ended January 31, 2010, respectively.
The Company and the Predecessor Company evaluate the remaining useful lives of identifiable intangible assets and other long-lived assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible assets and other long-lived assets would be amortized prospectively over that revised remaining useful life. In conjunction with our adoption of fresh start accounting and the determination of the fair value of our assets and liabilities, the Company and the Predecessor Company evaluated the remaining useful lives of identifiable intangible assets and other long-lived assets by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit we have over competing independent publishers in our markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on this evaluation, the Company and the Predecessor Company have determined that the estimated useful lives of intangible assets presented above reflect the period they are expected to contribute to future cash flows and are therefore deemed appropriate.
Amortization expense related to the Company’s intangible assets was $30.8 million for the two months ended March 31, 2010 and was impacted by the increase in fair value of our intangible assets and the establishment of the estimated useful lives noted above resulting from our adoption of fresh start accounting. Amortization expense related to the Predecessor Company’s intangible assets was $15.6 million for the one month ended January 31, 2010 and was impacted by the reduced carrying values of intangible assets resulting from impairment charges recorded by the Predecessor Company during the fourth quarter of 2009 and the associated reduction in remaining useful lives effective January 1, 2010. Amortization expense related to the Predecessor Company’s intangible assets was $128.5 million for the three months ended March 31, 2009.
The Company expects to recognize amortization expense associated with its intangible assets of $169.6 million during the eleven months ended December 31, 2010.
If industry and local business conditions in our markets continue to deteriorate, resulting in further declines in advertising sales and operating results, and if the trading value of our debt and equity securities decline significantly, we will be required to assess the recoverability and useful lives of our intangible assets and other long-lived assets. This could result in impairment charges, a reduction of remaining useful lives and acceleration of amortization expense.
Interest Expense and Deferred Financing Costs
Certain costs associated with the issuance of debt instruments have been capitalized and were included in other non-current assets on the condensed consolidated balance sheets. These costs have been amortized to interest expense over the terms of the related debt agreements. The bond outstanding method was used to amortize deferred financing costs relating to debt instruments with respect to which we made accelerated principal payments. Other deferred financing costs were amortized using the effective interest method. The Company did not record any amortization of deferred financing costs for the two months ended March 31, 2010, as financing costs associated with our new debt arrangements were included in the fair value determination of our long-term debt resulting from our adoption of fresh start accounting. Amortization of the Predecessor Company’s deferred financing costs included in interest expense was $1.8 million and $8.4 million for the one month ended January 31, 2010 and the three months ended March 31, 2009, respectively.

In conjunction with our adoption of fresh start accounting and reporting on February 1, 2010 (“Fresh Start Reporting Date”), an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $5.5 million for the two months ended March 31, 2010. See Note 3, “Fresh Start Accounting” for additional information.
In connection with the amendment and restatement of the Dex Media East and RHDI credit facilities on the Effective Date, we entered into interest rate swap and interest rate cap agreements during the two months ended March 31, 2010, which have not been designated as cash flow hedges. The Company’s interest expense for the two months ended March 31, 2010 includes expense of $1.1 million resulting from the change in fair value of these interest rate swaps and interest rate caps.
The Predecessor Company’s interest expense for the one month ended January 31, 2010 includes expense of $0.8 million associated with the change in fair value of the Dex Media East LLC interest rate swaps no longer deemed financial instruments as a result of filing the Chapter 11 petitions. The Predecessor Company’s interest expense for the one month ended January 31, 2010 also includes expense of $1.1 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. The amounts previously charged to accumulated other comprehensive loss related to the Dex Media East LLC interest rate swaps were to be amortized to interest expense over the remaining life of the interest rate swaps based on future interest payments, as it was not probable that those forecasted transactions would not occur. In accordance with fresh start accounting and reporting, unamortized amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps have been eliminated as of the Fresh Start Reporting Date. See Note 3, “Fresh Start Accounting” for additional information.
As a result of the amendment of the RHDI credit facility and the refinancing of the former Dex Media West LLC credit facility on June 6, 2008, the Predecessor Company’s interest rate swaps associated with these two debt arrangements were no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment was no longer permitted. In addition, as a result of filing the Chapter 11 petitions, these interest rate swaps were required to be settled or terminated during 2009. As a result of the change in fair value of these interest rate swaps prior to the Effective Date, the Predecessor Company’s interest expense includes expense of $0.4 million for the one month ended January 31, 2010 and a reduction of $6.7 million for the three months ended March 31, 2009.
In conjunction with the Predecessor Company’s acquisition of Dex Media (“Dex Media Merger”) and as a result of purchase accounting required under U.S. generally accepted accounting principles (“GAAP”), the Predecessor Company recorded Dex Media’s debt at its fair value on January 31, 2006. The Predecessor Company recognized an offset to interest expense in each period subsequent to the Dex Media Merger through May 28, 2009 for the amortization of the corresponding fair value adjustment. The offset to interest expense was $4.7 million for the three months ended March 31, 2009. The offset to interest expense was to be recognized over the life of the respective debt, however due to filing the Chapter 11 petitions, unamortized fair value adjustments at May 28, 2009 of $78.5 million were written-off and recognized as a reorganization item during 2009.
Contractual interest expense that would have appeared on the Predecessor Company’s condensed consolidated statement of operations if not for the filing of the Chapter 11 petitions was $65.9 million for the one month ended January 31, 2010.
Advertising Expense
We recognize advertising expenses as incurred. These expenses include media, public relations, promotional, branding and sponsorship costs and on-line advertising. Total advertising expense for the Company was $4.2 million for the two months ended March 31, 2010. Total advertising expense for the Predecessor Company was $1.0 million and $3.7 million for the one month ended January 31, 2010 and the three months ended March 31, 2009, respectively.

Concentration of Credit Risk
Approximately 85% of our advertising revenues are derived from the sale of our marketing products and services to local businesses. Most new clients and clients desiring to expand their advertising programs are subject to a credit review. We do not require collateral from our clients, although we do charge late fees to clients that do not pay by specified due dates. The remaining approximately 15% of our advertising revenues are derived from the sale of our marketing products and services to national or large regional chains. Substantially all of the revenues derived through national accounts are serviced through certified marketing representatives (“CMRs”) from which we accept orders. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of credit losses from these accounts has historically been less than our credit losses on local accounts because the clients, and in some cases the CMRs, tend to be larger companies with greater financial resources than local clients.
At March 31, 2010, we had interest rate swap and interest rate cap agreements with major financial institutions with a notional amount of $500.0 million and $400.0 million, respectively. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount for interest rate swaps is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the interest rate swap agreement. Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates. Any loss would be limited to the amount that would have been received based on the spread in rates over the remaining life of the interest rate cap agreement. The counterparties to the interest rate swap and interest rate cap agreements are major financial institutions with credit ratings of AA- or higher, or the equivalent dependent upon the credit rating agency.
Earnings (Loss) Per Share
The calculation of basic and diluted earnings (loss) per share (“EPS”) is presented below.

	Successor Company	Predecessor Company
	Two Months Ended	One Month Ended	Three Months Ended
	March 31, 2010	January 31, 2010	March 31, 2009

Basic EPS
Net income (loss)	$257,218	$6,920,009	$(401,210)
Weighted average common shares outstanding	50,008	69,013	68,798

Basic EPS	$5.14	$100.3	$(5.83)

Diluted EPS
Net income (loss)	$257,218	$6,920,009	$(401,210)
Weighted average common shares outstanding	50,008	69,013	68,798
Dilutive effect of stock awards (1)	—	39	—

Weighted average diluted shares outstanding	50,008	69,052	68,798

Diluted EPS	$5.14	$100.2	$(5.83)

(1)	Due to the Predecessor Company’s reported net loss for the three months ended March 31, 2009, the effect of all Predecessor Company stock-based awards was anti-dilutive and therefore not included in the calculation of diluted EPS. For the two months ended March 31, 2010, 1.3 million shares of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the period. For the one month ended January 31, 2010 and the three months ended March 31, 2009, 4.6 million shares and 5.8 million shares, respectively, of the Predecessor Company’s stock-based awards had exercise prices that exceeded the average market price of the Predecessor Company’s common stock for the respective period.

Stock-Based Awards
On the Effective Date, the Company’s Board of Directors ratified the Dex One Equity Incentive Plan (“EIP”), which was previously approved as part of the Confirmation Order. Under the EIP, certain employees and non-employee directors of the Company are eligible to receive stock options, SARs, limited stock appreciation rights in tandem with stock options, restricted stock and restricted stock units. Under the EIP, 5.6 million shares of our common stock were authorized for grant. To the extent that shares of our common stock are not issued or delivered by reason of (i) the expiration, termination, cancellation or forfeiture of such award, with certain exceptions, or (ii) the settlement of such award in cash, then such shares of our common stock shall again be available under the EIP. Stock awards will typically be granted at the market value of our common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to three years from the date of grant, and may be exercised up to a maximum of ten years from the date of grant. The Company’s Compensation & Benefits Committee will determine termination, vesting and other relevant provisions at the date of the grant.
On March 1, 2010 and pursuant to the Plan, the Company granted 1.3 million SARs to certain employees, including executive officers, as intended in the Plan and in conjunction with the EIP. These SARs, which are settled in our common stock, were granted at a grant price of $28.68 per share, which was equal to the volume weighted average market value of our common stock during the first thirty calendar days upon emergence from Chapter 11, and vest ratably over three years. On March 1, 2010, the Company also granted and issued less than 0.1 million shares of common stock to members of its Board of Directors. These shares of common stock vested immediately upon issuance. The Company recorded $0.8 million of stock-based compensation expense related to the March 1, 2010 grants during the two months ended March 31, 2010.
Upon emergence from Chapter 11 and pursuant to the Plan, all outstanding equity securities of the Predecessor Company including all stock options, SARs and restricted stock, were cancelled. As a result, the Predecessor Company recognized $1.9 million of remaining unrecognized compensation cost related to these stock-based awards as reorganization items, net during the one month ended January 31, 2010.
Prior to the cancellation of its equity awards, the Predecessor Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $0.6 million and $4.0 million for the one month ended January 31, 2010 and the three months ended March 31, 2009, respectively.
Long-Term Incentive Program
The Company’s 2009 Long-Term Incentive Program (“LTIP”) is a cash-based plan designed to provide long-term incentive compensation to participants based on the achievement of performance goals. The LTIP was originally approved by the Predecessor Company’s Compensation & Benefits Committee in 2009. During the bankruptcy proceedings, the Bankruptcy Court approved for the LTIP to be carried forward by the Company upon emergence from Chapter 11. The amount of each award under the LTIP will be paid in cash and is dependent upon the attainment of certain performance measures related to the amount of the Company’s and Predecessor Company’s cumulative free cash flow for the 2009, 2010 and 2011 fiscal years (the “Performance Period”). Participants who are executive officers of the Company and Predecessor Company, and certain other participants designated by the Chief Executive Officer, were also eligible to receive a payment upon the achievement of a restructuring, reorganization and/or recapitalization relating to the Predecessor Company’s outstanding indebtedness and liabilities (the “Specified Actions”) during the Performance Period. Payments are to be made following the end of the Performance Period or the date of a Specified Action, as the case may be. Upon emergence from Chapter 11 and the achievement of the Specified Actions, the Company made cash payments associated with the LTIP of $8.0 million during the two months ended March 31, 2010.
These cash-based awards were granted to participants in April 2009. The Company recognized compensation expense related to the LTIP of $0.7 million during the two months ended March 31, 2010. The Predecessor Company recognized compensation expense related to the LTIP of $0.5 million during the one month ended January 31, 2010.

Fair Value of Financial Instruments
At March 31, 2010 and December 31, 2009, the fair value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximated their carrying value based on the short-term nature of these instruments. As discussed in Note 3, “Fresh Start Accounting,” all of the Company’s assets and liabilities were fair valued as of the Fresh Start Reporting Date in connection with our adoption of fresh start accounting. The Company has utilized quoted market prices, where available, to compute the fair market value of our long-term debt at March 31, 2010 as disclosed in Note 6, “Long-Term Debt, Credit Facilities and Notes.” These estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange. As a result of filing the Chapter 11 petitions and the Plan, the Predecessor Company does not believe that it is meaningful to present the fair market value of its long-term debt at December 31, 2009.
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
Level 2 — Observable inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions, or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Prices or valuations that require inputs that are both significant to the measurement and unobservable.
As required by FASB ASC 820, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s and the Predecessor Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company and the Predecessor Company had interest rate swaps with a notional amount of $500.0 million and $200.0 million at March 31, 2010 and December 31, 2009, respectively, that are and were measured at fair value on a recurring basis. At March 31, 2010, the Company had interest rate caps with a notional amount of $400.0 million that are measured at fair value on a recurring basis. The following table presents the Company’s and the Predecessor Company’s assets and liabilities that were measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009, respectively, and the level within the fair value hierarchy in which the fair value measurements were included.

	Fair Value Measurements
	Using Significant Other Observable Inputs (Level 2)
	Successor Company	Predecessor Company
Derivatives:	March 31, 2010	December 31, 2009

Interest Rate Swap — Assets	$2,511	$—
Interest Rate Swap — Liabilities	$(3,134)	$(6,695)
Interest Rate Cap — Assets	$1,666	$—
There were no transfers of assets or liabilities into or out of Level 2 during the two months ended March 31, 2010 or the one month ended January 31, 2010.
Valuation Techniques — Interest Rate Swaps and Interest Rate Caps
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

Fair value for our derivative instruments was derived using pricing models based on a market approach. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value for each of our derivative instruments incorporate specific contract terms for valuation inputs, including effective dates, maturity dates, interest rate swap pay rates, interest rate cap rates and notional amounts, as disclosed and presented in Note 7, “Derivative Financial Instruments,” interest rate yield curves such as the London Inter Bank Swap Curve, and the creditworthiness of the counterparty and the Company. Counterparty credit risk and the Company’s credit risk could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. At March 31, 2010, the impact of applying counterparty credit risk in determining the fair value of our derivative instruments was an increase to our derivative instruments liability of $0.1 million. At March 31, 2010, the impact of applying the Company’s credit risk in determining the fair value of our derivative instruments was a decrease to our derivative instruments liability of $0.2 million.
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
Fair Value Control Processes — Interest Rate Swaps and Interest Rate Caps
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
New Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends FASB ASC 820 to clarify existing disclosure requirements and require additional disclosure about fair value measurements. ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation presented and about inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the fair value hierarchy. The additional disclosure requirements include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about Level 3 activity of purchases, sales, issuances and settlements, which is effective for interim and annual reporting periods beginning after December 15, 2010. Effective January 1, 2010, we adopted the disclosure provisions of ASU 2010-06 that are effective for interim and annual reporting periods beginning after December 15, 2009. These disclosures are required to be provided only on a prospective basis.

In September 2009, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”). EITF 08-1 has not yet been incorporated into the FASB’s Codification. EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in FASB ASC 605-25, which originated from EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 08-1 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. EITF 08-1 will be effective for the Company in the annual reporting period beginning January 1, 2011. EITF 08-1 may be applied retrospectively or prospectively and early adoption is permitted. The Company does not expect the adoption of EITF 08-1 to have an impact on its financial position, results of operations or cash flows.
We have reviewed other accounting pronouncements that were issued as of March 31, 2010, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.
3. Fresh Start Accounting
The Company adopted fresh start accounting and reporting effective February 1, 2010, the Fresh Start Reporting Date, in accordance with FASB ASC 852, as the holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the voting shares of the emerging entity and the reorganization value of the Company’s assets immediately before the date of confirmation was less than the post-petition liabilities and allowed claims. The Company was required to adopt fresh start accounting and reporting as of January 29, 2010, the Effective Date. However, in light of the proximity of that date to our accounting period close immediately after the Effective Date, which was January 31, 2010, as well as the results of a materiality assessment discussed below, we elected to adopt fresh start accounting and reporting on February 1, 2010.
The financial statements as of the Fresh Start Reporting Date will report the results of Dex One with no beginning retained earnings or accumulated deficit. Any presentation of Dex One represents the financial position and results of operations of a new reporting entity and is not comparable to prior periods presented by RHD. The consolidated financial statements for periods ended prior to the Fresh Start Reporting Date do not include the effect of any changes in capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.
The Company performed a quantitative and qualitative materiality assessment in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, in order to determine the appropriateness of choosing the Fresh Start Reporting Date for accounting and reporting purposes instead of the Effective Date. RHD and Dex One concluded that the quantitative assessment did not have a material impact on either RHD for the one month ended January 31, 2010 or Dex One for the two months ended March 31, 2010 and that there were no qualitative factors that would preclude the use of the Fresh Start Reporting Date for accounting and reporting purposes.
In accordance with FASB ASC 852, the results of operations of RHD prior to the Fresh Start Reporting Date include (i) a pre-emergence gain of approximately $4.5 billion resulting from the discharge of liabilities under the Plan, partially offset by the issuance of new Dex One common stock and additional paid-in capital and the Dex One Senior Subordinated Notes; (ii) pre-emergence charges to earnings recorded as reorganization items resulting from certain costs and expenses relating to the Plan becoming effective; and (iii) a pre-emergence increase in earnings of $3.3 billion resulting from the aggregate changes to the net carrying value of our pre-emergence assets and liabilities to reflect their fair values under fresh start accounting, as well as the recognition of goodwill. See Note 4, “Reorganization Items, Net” for additional information.
Enterprise Value / Reorganization Value Determination
Enterprise value represents the fair value of an entity’s interest-bearing debt and shareholders’ equity. In the disclosure statement associated with the Plan, which was confirmed by the Bankruptcy Court, we estimated a range of enterprise values between $4.2 billion and $5.3 billion, with a midpoint of $4.8 billion. Based on current and anticipated economic conditions and the direct impact these conditions have on our business, we deemed it appropriate to use the midpoint between the low end of the range and the overall midpoint of the range to determine the final enterprise value of $4.5 billion, comprised of debt valued at $3.3 billion and equity valued at $1.3 billion less cash required to be on hand as a result of the Plan of $125.0 million.

FASB ASC 852 provides for, among other things, a determination of the value to be assigned to the assets of the reorganized Company as of a date selected for financial reporting purposes. The Company adjusted its enterprise value of $4.5 billion for certain items such as post-petition liabilities, deferred income taxes and cash on hand post emergence to determine a reorganization value of $5.9 billion. Under fresh start accounting, the reorganization value was allocated to Dex One’s assets based on their respective fair values in conformity with the purchase method of accounting for business combinations included in FASB ASC 805, Business Combinations. The excess reorganization value over the fair value of identified tangible and intangible assets of $2.1 billion was recorded as goodwill.
The reorganization value represents the amount of resources available, or that become available, for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the Company and its creditors (the “Interested Parties”). This value, along with other terms of the Plan, was determined only after extensive arms-length negotiations between the Interested Parties. Each Interested Party developed its view of what the value should be based upon expected future cash flows of the business after emergence from Chapter 11, discounted at rates reflecting perceived business and financial risks. This value is viewed as the fair value of the entity before considering liabilities and is intended to approximate the amount a willing buyer would pay for the assets of Dex One immediately after restructuring. The reorganization value was determined using numerous projections and assumptions that are inherently subject to significant uncertainties and the resolution of contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and amounts reflected in the valuation will be realized.
Methodology, Analysis and Assumptions
Dex One’s valuation was based upon a discounted cash flow methodology, which included a calculation of the present value of expected un-levered after-tax free cash flows reflected in our long-term financial projections, including the calculation of the present value of the terminal value of cash flows, and supporting analysis that included (a) a comparison of selected financial data of the Company with similar data of other publicly held companies in businesses similar to ours, (b) an analysis of comparable valuations indicated by precedent mergers and acquisitions of such companies and (c) a valuation of post-emergence tax attributes. A detailed discussion of this methodology and supporting analysis is presented below.
The Company’s business plan was the foundation for developing long-term financial projections used in the valuation of our business. Specific operating and financial metrics that drive or inform the long-term financial projections include, but are not limited to, customer numbers, customer behaviors, average spend per customer, product usage, and sales representative productivity. The business planning and forecasting process also included a review of Company, industry and macroeconomic factors including, but not limited to, achievement of future financial results, projected changes associated with our reorganization initiatives, anticipated changes in general market conditions including variations in market regions, and known new business opportunities and challenges. Detailed research and forecast materials from leading industry and economic analysts were also used to form our assumptions and to provide context for the business plan and long-term financial projections. The planning and forecasting process further included sensitivity analyses related to key Company, industry and macroeconomic variables.
The following represents a detailed discussion of the methodology and supporting analysis used to value our business using the business plan and long-term financial projections developed by the Company:
Discounted Cash Flow Methodology
The Discounted Cash Flow (“DCF”) analysis is a forward-looking enterprise valuation methodology that relates the value of an asset or business to the present value of expected future cash flows to be generated by that asset or business. Under this methodology, projected future cash flows are discounted by the business’ weighted average cost of capital (“WACC”). The WACC reflects the estimated blended rate of return that debt and equity investors would require to invest in the business based on its capital structure. Our DCF analysis has three components: (1) the present value of the expected un-levered after-tax free cash flows for a determined period, (2) the present value of the terminal value of cash flows, which represents a firm value beyond the time horizon of the long-term financial projections, and (3) the present value of the below market cost of secured debt at Dex Media East and Dex Media West through the term of the relevant securities.

The DCF calculation was based on management’s financial projections of un-levered after-tax free cash flows for the period 2010 to 2014. The Company used a range of WACCs to discount future cash flows and terminal values between 9.0% and 11.0%, with a midpoint of 10.0%. These ranges were determined based upon a market cost of debt, rather than the anticipated cost of debt of the reorganized Company upon emergence from bankruptcy, and a market cost of equity using a capital asset pricing model. Assumptions used in the DCF analysis, including the appropriate components of the WACC, were deemed to be those of “market participants” upon analysis of peer groups’ capital structures.
In conjunction with our analysis of publicly traded companies described below, the Company used a range of exit multiples of 2014 earnings before interest, taxes, depreciation and amortization (“EBITDA”) between 4.75 and 6.25, with a marginally lower than midpoint of 5.13 exit multiple selected, to determine the present value of the terminal value of cash flows. The period of 2014 was chosen as it represents the maturity date of the secured debt held at Dex Media East and Dex Media West and the period over which the Company will recognize the benefit of recording the secured debt at below market cost. The present value of the below market cost of secured debt at Dex Media East and Dex Media West was determined using the pricing of the new RHDI secured debt at the time the valuation was performed as a proxy for a market cost of similar debt. The Company measured the difference between the actual cost of debt at Dex Media East and Dex Media West and the assumed market cost of debt and discounted the difference using a range of WACCs between 9.0% and 11.0% with a midpoint of 10.0%. Upon emergence, it was determined that the pricing for the new RHDI secured debt was also at below market cost and has been recorded by the Company accordingly.
The sum of the present value of the projected un-levered after-tax free cash flows was added to the present value of the terminal value of cash flows and present value of the below market cost of the secured debt at Dex Media East and Dex Media West to determine the Company’s enterprise value.
Publicly Traded Company Analysis
As part of our valuation analysis, the Company identified publicly traded companies whose businesses are relatively similar to ours and have comparable operational characteristics to derive comparable revenue and EBITDA multiples for our DCF analysis. Criteria for selecting comparable companies for the analysis included, among other relevant characteristics, similar lines of businesses, business risks, growth prospects, maturity of businesses, market presence, size, and scale of operations. The analysis included a detailed multi-year financial comparison of each company’s income statement, balance sheet and statement of cash flows. In addition, each company’s performance, profitability, margins, leverage and business trends were also examined. Based on these analyses, a number of financial multiples and ratios were calculated to gauge each company’s relative performance and valuation. The ranges of ratios derived were then applied to the Company’s projected financial results to develop a range of implied values. The selected range of ratios was 4.75 to 6.25, with a marginally lower than midpoint of 5.13 exit multiple selected.
Precedent Transaction Analysis
Additionally, the Company utilized a precedent transaction analysis, which estimates value by examining public merger and acquisition transactions. The valuations paid in such transactions were analyzed as ratios of various financial results. These transaction multiples were calculated based on the purchase price paid to acquire companies that are comparable to us. We also observed historical expected synergies and enterprise premiums paid in selected transactions.
Analysis of Post-Emergence Tax Attributes
Following our emergence from Chapter 11, the Company was permitted to retain tax attributes to the extent the Company’s tax attributes as of the Petition Date exceeded its cancellation of debt income. The Company valued these tax attributes by calculating the present value of the tax savings expected to be provided relative to the taxes the Company would otherwise pay absent the availability of such attributes. These cash flows were then discounted at a range of discount rates based on the Company’s relevant cost of capital or cost of equity. Furthermore, the Company took into account a variety of qualitative factors in estimating the value of the tax attributes, including such factors as implementation and utilization risk.

Final Enterprise Value, Accounting Policies and Reorganized Consolidated Balance Sheet
In determining the final enterprise value attributed to the Company of $4.5 billion, we blended our publicly traded company analysis and precedent transaction analysis with the DCF methodology and then factored in the post-emergence tax attributes analysis, with more emphasis on the DCF methodology.
Fresh start accounting and reporting permits the selection of appropriate accounting policies for Dex One. The Predecessor Company’s significant accounting policies that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 were adopted by Dex One as of the Fresh Start Reporting Date, though many of the account balances were affected by the reorganization and fresh start adjustments presented below.
The adjustments presented below were made to the January 31, 2010 condensed consolidated balance sheet. The condensed consolidated balance sheet, reorganization adjustments and fresh start adjustments presented below summarize the impact of the Plan and the adoption of fresh start accounting as of the Fresh Start Reporting Date.
Reorganized Condensed Consolidated Balance Sheet
As of January 31, 2010
(Unaudited)

	January 31, 2010
	Predecessor	Reorganization		Fresh Start		Successor
	Company	Adjustments(1)		Adjustments(2)		Company(10)

Assets
Current Assets
Cash and cash equivalents	$725,955	$(526,500	)(3)	$—		$199,455
Net accounts receivable	798,113	—		(41,156	)(2)	756,957
Deferred directory costs	135,479	—		(135,479	)(2)	—
Prepaid expenses and other current assets	86,925	(1,401	)(4)(7)	9,657	(2)	95,181

Total current assets	1,746,472	(527,901)		(166,978)		1,051,593
Fixed assets and computer software, net	154,439	—		49,814	(2)	204,253
Other non-current assets	60,664	—		(57,952	)(9)	2,712
Deferred income taxes, net	423,485	(333,275	)(7)	(90,210	)(2)	—
Intangible assets, net	2,142,668	—		415,132	(2)	2,557,800
Goodwill	—	—		2,097,124	(2)	2,097,124

Total Assets	$4,527,728	$(861,176)		$2,246,930		$5,913,482

Liabilities and Shareholders’ (Deficit) Equity

Current Liabilities
Accounts payable and accrued liabilities	$150,974	$13,910	(4)(7)	$(3,172	)(2)	$161,712
Short-term deferred income taxes, net	134,080	(66,651	)(7)	153,573	(2)	221,002
Accrued interest	20,417	(20,417	)(3)(4)	—		—
Deferred directory revenues	811,999	—		(791,034	)(2)	20,965
Current portion of long-term debt	993,526	(827,579	)(3)(4)	(31,575	)(4)(8)	134,372

Total current liabilities	2,110,996	(900,737)		(672,208)		538,051
Long-term debt	2,561,248	657,628	(3)(4)	(88,670	)(4)(8)	3,130,206
Deferred income taxes, net	—	245,025	(7)	66,322	(2)	311,347
Other non-current liabilities	380,091	120,391	(4)(7)	(17,388	)(2)	483,094
Liabilities subject to compromise	6,352,813	(6,352,813	)(5)	—		—

Total liabilities	11,405,148	(6,230,506)		(711,944)		4,462,698

Shareholders’ (Deficit) Equity
Common stock — Predecessor	88,169	(88,169	)(6)	—		—
Additional paid-in capital — Predecessor	2,443,059	(2,443,059	)(6)	—		—
(Accumulated deficit) retained earnings	(9,092,693)	6,133,819	(6)	2,958,874	(2)	—
Treasury Stock — Predecessor	(256,011)	256,011	(6)	—		—
Accumulated other comprehensive loss	(59,944)	59,944	(6)	—		—
Common stock — Successor	—	50	(5)	—		50
Additional paid-in capital — Successor	—	1,450,734	(5)	—		1,450,734

Total shareholders’ (deficit) equity	(6,877,420)	5,369,330		2,958,874		1,450,784

Total Liabilities and Shareholders’ (Deficit) Equity	$4,527,728	$(861,176)		$2,246,930		$5,913,482

(1)	Represents amounts to be recorded on the Fresh Start Reporting Date for the implementation of the Plan, including the settlement of liabilities subject to compromise and related payments, distributions of cash and new shares of Dex One common stock to pre-petition creditors, the cancellation of RHD common stock and the elimination of the Predecessor Company’s additional paid-in capital, a portion of accumulated deficit, treasury stock and accumulated other comprehensive loss. The reorganization adjustments also include the establishment of Dex One additional paid-in capital of $1.5 billion based on the fair value of equity of $1.5 billion less the par value of Dex One common stock of less than $0.1 million. Common shares outstanding of the Predecessor Company immediately prior to their cancellation on the Effective Date were 69,058,991.

(2)	Represents the adjustments for fresh start accounting primarily related to recording goodwill, recording our intangible assets, accounts receivable, fixed assets and computer software and other assets and liabilities at fair value and related deferred income taxes in accordance with ASC 805. Additionally, such fresh start accounting adjustments reflect the elimination of substantially all of our deferred directory revenue of $791.0 million and all of the related deferred directory costs of $135.5 million, based on the minimal obligations we have subsequent to the Fresh Start Reporting Date for advertising sales fulfilled prior to the Fresh Start Reporting Date. The remaining deferred directory revenues of $21.0 million have been recorded at fair value in fresh start accounting and pertain to billings ahead of publications and revenues associated with our internet products and services for which we have future obligations subsequent to the Fresh Start Reporting Date. Prepaid expenses and other current assets include $14.4 million of cost-uplift, which is defined and discussed below. The fresh start accounting adjustments also include the elimination of (1) the remaining portion of the Predecessor Company’s accumulated deficit, (2) prepaid director and officer insurance included in prepaid expenses and other current assets and (3) deferred rent included in accounts payable and accrued liabilities as well as other non-current liabilities.
The following table represents a reconciliation of the enterprise value attributed to Dex One assets, determination of the total reorganization value to be allocated to these assets and the determination of goodwill. The table also presents a reconciliation of the total reorganization value to be allocated to assets to new Dex One common stock and additional paid-in capital:

Enterprise value attributed to Dex One	$4,515,907
Plus: cash and cash equivalents	199,455
Plus: liabilities (excluding amended and restated credit facilities and Dex One Senior Subordinated Notes)	1,198,120

Total reorganization value to be allocated to assets	5,913,482
Less: fair value assigned to tangible and intangible assets	(3,816,358)

Value of Dex One assets in excess of fair value (goodwill)	$2,097,124

Total reorganization value to be allocated to assets	$5,913,482
Less: amended and restated credit facilities and Dex One Senior Subordinated Notes	(3,264,578)
Less: other liabilities	(1,198,120)

New Dex One common stock (less than $0.1 million) and additional paid-in capital ($1,450.7 million)	$1,450,784

The following table represents the impact of fresh start accounting adjustments on retained earnings:

Fresh start accounting adjustments:
Goodwill	$2,097,124
Write off of deferred revenue and deferred directory costs	655,555
Fair value adjustment to intangible assets	415,132
Fair value adjustment to the amended and restated credit facilities	120,245
Fair value adjustment to fixed assets and computer software	49,814
Write-off of deferred financing costs	(48,443)
Other fresh start accounting adjustments	(20,450)

Impact of fresh start accounting on statement of operations	3,268,977
Adjustment to income tax provision	(310,103)

Total impact on retained earnings for fresh start accounting adjustments	$2,958,874

The determination of the fair value of our intangible assets resulted in a $415.1 million net increase in intangible assets on the reorganized condensed consolidated balance sheet at January 31, 2010. The following table presents the increase (decrease) in fair value of intangible assets by category:

Directory services agreements	$(92,061)
Local customer relationships	303,326
National customer relationships	116,976
Trade names and trademarks	16,074
Technology, advertising commitments and other	70,817

Total increase in fair value of intangible assets	$415,132

(3)	In accordance with the Plan, cash disbursements of $526.5 million were made on the Effective Date related to the repayment of principal and accrued interest on outstanding debt.

(4)	Reflects the amendment and restatement of our credit facilities as well as the issuance of the $300.0 million Dex One Senior Subordinated Notes completed on the Effective Date. The following tables present a reconciliation of outstanding debt, including the current portion, at January 31, 2010 to reorganized outstanding debt, including the current portion, at January 31, 2010.

January 31, 2010

Current portion of long-term debt	$993,526
Reclass of current portion of long-term debt	(827,579)
Adjustment to record the current portion of long-term debt at fair value	(31,575)

Reorganized current portion of long-term debt	$134,372

January 31, 2010

Long-term debt	$2,561,248
Reorganization adjustments:
Repayment of long-term debt	(511,272)
Reclass of current portion of long-term debt	827,579
Dex One Senior Subordinated Notes	300,000
Interest rate swaps and accrued interest	41,321

Total reorganization adjustments	657,628
Adjustment to record long-term debt at fair value	(88,670)

Reorganized long-term debt	$3,130,206

(5)	Liabilities subject to compromise generally refer to pre-petition obligations, secured or unsecured, that may be impaired by a plan of reorganization. FASB ASC 852 requires such liabilities, including those that became known after filing the Chapter 11 petitions, be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represented the estimated amount expected to be resolved on known or potential claims through the Chapter 11 process. Liabilities subject to compromise also includes items that may be assumed under the plan of reorganization, and may be subsequently reclassified to liabilities not subject to compromise. The Company has classified all of its notes in default as liabilities subject to compromise at January 31, 2010. Liabilities subject to compromise also include certain pre-petition liabilities including accrued interest, accounts payable and accrued liabilities, tax related liabilities and lease related liabilities. The table below identifies the principal categories of liabilities subject to compromise at January 31, 2010:

January 31, 2010

Notes in default	$6,071,756
Accrued interest	241,585
Tax related liabilities	28,845
Accounts payable and accrued liabilities	10,627

Total liabilities subject to compromise	$6,352,813

Liabilities subject to compromise at January 31, 2010 were either settled by the issuance of new Dex One common stock, the issuance of the Dex One Senior Subordinated Notes, cash disbursements or reclassified out of liabilities subject to compromise into appropriate balance sheet accounts. As a result of the extinguishment of liabilities subject to compromise, the Predecessor Company recorded a gain on reorganization of $4.5 billion for the one month ended January 31, 2010, the components of which are presented in the following table.

One Month Ended
January 31, 2010

Liabilities subject to compromise	$6,352,813
Less:
Issuance of new Dex One common stock (par value)	(50)
Dex One additional paid-in capital	(1,450,734)
Dex One Senior Subordinated Notes	(300,000)
Reclassified into other balance sheet liability accounts	(39,471)
Professional fees and other	(38,403)

Gain on reorganization / settlement of liabilities subject to compromise	$4,524,155

The Predecessor Company has incurred professional fees associated with filing the Chapter 11 petitions of $30.6 million during the one month ended January 31, 2010, of which $22.7 million have been paid in cash during the one month ended January 31, 2010. Professional fees include financial, legal and valuation services directly associated with the reorganization process. Professional fees for post-emergence activities related to Plan implementation and other transition costs attributable to the reorganization are expected to continue into 2010.
During the one month ended January 31, 2010, the Predecessor Company did not receive any operating cash receipts resulting from the filing of the Chapter 11 petitions.

(6)	Represents the impact of reorganization adjustments on accumulated deficit:

Gain on reorganization / settlement of liabilities subject to compromise	$4,524,155
Elimination of Predecessor Company common stock	88,169
Elimination of Predecessor Company additional paid-in capital	2,443,059
Elimination of Predecessor Company treasury stock	(256,011)
Elimination of Predecessor Company accumulated other comprehensive loss	(59,944)
Adjustment to income tax provision	(607,487)
Other charges	1,878

Total impact on accumulated deficit for reorganization adjustments	$6,133,819

In connection with the Company’s adoption of fresh start accounting, the following table presents the amounts included in accumulated other comprehensive loss at January 31, 2010 that were eliminated as part of fresh start accounting adjustments:

Interest rate swaps, net	$15,278
Employee benefit plans, net	44,666

Total	$59,944

(7)	Represents reorganization adjustments associated with the Predecessor Company’s deferred income taxes, interest rate swap liabilities and related interest receivables that have been converted into a new tranche of term loans under the amended and restated credit facilities and the reclass of certain liabilities from liabilities subject to compromise.

(8)	Represents the adjustment to record our long-term debt, including the current portion, at fair value as of the Fresh Start Reporting Date. See Note 2, “Summary of Significant Accounting Policies — Interest Expense and Deferred Financing Costs” and Note 6, “Long-Term Debt, Credit Facilities and Notes” for additional information. The following tables present the fair value adjustments to our long-term debt, including the current portion, by issuance:

Current portion of long-term debt:
RHDI Amended and Restated Credit Facility	$4,149
Dex Media East Amended and Restated Credit Facility	22,424
Dex Media West Amended and Restated Credit Facility	5,002

Total fair value adjustments	$31,575

Long-term debt:
RHDI Amended and Restated Credit Facility	$14,224
Dex Media East Amended and Restated Credit Facility	63,633
Dex Media West Amended and Restated Credit Facility	10,813

Total fair value adjustments	$88,670

(9)	Represents elimination of deferred financing costs associated with the Predecessor Company’s existing credit facilities and the write-off of other non-current assets as a result of fresh start accounting.

10)	The following table summarizes the allocation of fair values of the Predecessor Company’s assets and liabilities as shown in the reorganized condensed consolidated balance sheet at January 31, 2010:

January 31, 2010

Cash and cash equivalents	$199,455
Net accounts receivable	756,957
Prepaid expenses and other current assets	95,181
Fixed assets and computer software, net	204,253
Other non-current assets	2,712
Goodwill	2,097,124
Intangible assets, net	2,557,800

Total assets	5,913,482
Less: accounts payable and accrued liabilities	161,712
Less: short-term deferred income taxes, net	221,002
Less: deferred directory revenues	20,965
Less: current portion of long-term debt	134,372
Less: long-term debt	3,130,206
Less: deferred income taxes, net	311,347
Less: other non-current liabilities	483,094

Net assets acquired	$1,450,784

The Company utilized the following methodologies and assumptions to value its assets in connection with fresh start accounting:
Cash
Cash and cash equivalents of the Predecessor Company have been carried forward to Dex One’s opening balance sheet. No valuation adjustments were necessary as book value is a reasonable estimate for fair value.
Accounts Receivable
The accounts receivable balances were valued at fair value using the net realizable value approach. The net realizable value approach was determined by reducing the gross receivable balance by our allowance for doubtful accounts and sales claims. Due to the relatively short collection period, the net realizable value approach was determined to result in a reasonable indication of fair value of the assets. The Company will re-establish an allowance for doubtful accounts as accounts receivable are billed in 2010, which will be based upon collection history and an estimate of uncollectible accounts. Management will exercise judgment in adjusting the allowance for known items such as current local business conditions and credit trends.

Deferred Directory Costs
Unamortized deferred directory costs of the Predecessor Company have been eliminated on Dex One’s opening balance sheet as they do not represent assets to Dex One. These deferred directory costs relate entirely to directories that have already been published by the Predecessor Company as of the Fresh Start Reporting Date. Dex One will begin to record deferred directory costs associated with directories published subsequent to the Fresh Start Reporting Date.
Deferred income taxes, net
Deferred income taxes, net associated with the Predecessor Company have been eliminated on Dex One’s opening balance sheet as a result of fresh start accounting. Dex One has recorded deferred taxes, as applicable, related to any temporary differences, tax carry-forwards, and uncertain tax positions in accordance with ASC 740, Income Taxes, commencing on the Fresh Start Reporting Date.
A summary of the Company’s deferred tax balances at February 1, 2010 and the Predecessor Company’s deferred tax balances at December 31, 2009 is as follows:

	Successor Company	Predecessor Company
	February 1, 2010	December 31, 2009

Gross deferred tax assets	$139,326	$1,988,997
Valuation allowance	(7,876)	(1,531,905)
Gross deferred tax liabilities	(663,799)	(165,391)

Net deferred tax asset (liability)	$(532,349)	$291,701

See Note 8, “Income Taxes” for additional information.
Prepaid expenses & other current assets
Prepaid directory costs relate to directories that have not yet been published as of the Fresh Start Reporting Date. Prepaid directory costs have been recorded at fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directory, plus (c) a normal profit margin. This incremental adjustment to step up the recorded value of the prepaid directory costs to fair value is hereby referred to as “cost-uplift.” The fair value of these costs was determined to be $14.4 million, which has been recorded as a fresh start accounting adjustment on Dex One’s opening balance sheet. Cost-uplift will be reclassified from prepaid expenses and other current assets to deferred directory costs as directories associated with these costs are published.
Other prepaid expenses and current assets have been carried forward to Dex One’s opening balance sheet. The nature of these items relate predominantly to prepaid deposits and rents. These amounts have been paid in advance with cash and will be amortized over a 12 month period to match the timing of the use of the related assets. No valuation adjustments were necessary for these items as book value is a reasonable estimate for fair value.
Fixed Assets
Fixed assets were measured at fair value and as such, all amounts in accumulated depreciation were reduced to zero. In establishing fair value, we used (i) the cost approach, where the current replacement cost of the fixed asset being appraised is adjusted for the loss in value caused by physical deterioration, functional obsolescence, and economic obsolescence and (ii) third-party appraisals of certain fixed assets such as buildings. The Company carried forward the useful lives for each of the fixed assets of the Predecessor Company, which were reviewed by the Predecessor Company as of December 31, 2009. This approach was deemed reasonable since the information used and analysis performed to determine the useful lives did not materially differ as of January 31, 2010.

Other non-current assets
Historically, other non-current assets were comprised of unamortized deferred financing costs as well as various other items. Unamortized deferred financing costs associated with the Predecessor Company’s credit facilities have been written off in fresh start accounting. Throughout bankruptcy and until the adoption of fresh start accounting, these credit facilities were not subject to compromise on the condensed consolidated balance sheet and therefore the unamortized deferred financing costs associated with these credit facilities were not written off to reorganization items, net on the condensed consolidated statement of operations until the Fresh Start Reporting Date.
Intangible Assets
The financial information and assumptions used to determine the fair value of individual intangible assets was consistent with the information and assumptions used in estimating the enterprise value of Dex One. The following is a summary of the methodology used in the valuation of each category of intangible asset:
Directory Services Agreements — The Company has acquired directory services agreements through prior acquisitions. See Note 2, “Summary of Significant Accounting Policies — Intangible Assets” for additional information on these directory services agreements. As these directory services agreements have a direct contribution to the financial performance of the business, the Company utilized the multi-period excess earnings method, which is a variant of the income approach, to assign a fair value to these assets. The multi-period excess earnings method uses a discounted cash flow model, whereby the projected cash flows of the intangible asset are computed indirectly, which means that future cash flows are projected with deductions made to recognize returns on appropriate contributory assets, leaving the excess, or residual net cash flow, as indicative of the intangible asset fair value. The multi-period excess earnings method assumes the value derived from the respective asset is greater in the earlier years and steadily declines over time.
Local and National Customer Relationships — The Company has acquired significant local and national customer relationships through prior acquisitions and has also developed significant new local and national customer relationships. These local and national customer relationships provide ongoing and repeat business for the Company. Given the direct contribution made by these local and national customer relationships to the financial performance of the business, the Company utilized the multi-period excess earnings method to assign a fair value to these assets.
Trade Names and Trademarks - The fair value of trade names and trademarks obtained as a result of prior acquisitions was determined based on an income approach known as the “relief from royalty” method, which values the trade names and trademarks based on the estimated amount that a company would have to pay in an arms length transaction to use them. Significant assumptions utilized to value these assets were forecasted revenue streams, estimated applicable royalty rates, applicable income tax rates and appropriate discount rates. Royalty rates were estimated based on the assessment of risk and return on investment factors of comparable transactions.
Technology, Advertising Commitments and Other — The Company’s developed software technology and content, which has a direct contribution to the financial performance of the business, was valued using the cost approach. The cost approach measures the value of an intangible asset by quantifying the aggregate expenditures that would be required to replace the asset, given its future service capability. Advertising Commitments and other, which includes third-party contracts, were valued using the multi-period excess earnings method.
The Company established useful lives for each of the intangible assets noted above in conjunction with their fair value determination in fresh start accounting. See Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for information on the useful lives and the analysis performed.

4. Reorganization Items, Net
Reorganization items directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code have been recorded on a separate line item on the condensed consolidated statement of operations. The Predecessor Company has recorded $7.8 billion of reorganization items during the one month ended January 31, 2010 comprised of a $4.5 billion gain on reorganization / settlement of liabilities subject to compromise and fresh start accounting adjustments of $3.3 billion. The following table displays the details of reorganization items for the one month ended January 31, 2010:

Predecessor Company
One Month Ended
January 31, 2010

Liabilities subject to compromise	$6,352,813
Issuance of new Dex One common stock (par value)	(50)
Dex One additional paid-in capital	(1,450,734)
Dex One Senior Subordinated Notes	(300,000)
Reclassified into other balance sheet liability accounts	(39,471)
Professional fees and other	(38,403)

Gain on reorganization / settlement of liabilities subject to compromise	4,524,155

Fresh start accounting adjustments:
Goodwill	2,097,124
Write off of deferred revenue and deferred directory costs	655,555
Fair value adjustment to intangible assets	415,132
Fair value adjustment to the amended and restated credit facilities	120,245
Fair value adjustment to fixed assets and computer software	49,814
Write-off of deferred financing costs	(48,443)
Other fresh start accounting adjustments	(20,450)

Total fresh start accounting adjustments	3,268,977

Total reorganization items, net	$7,793,132

See Note 3 “Fresh Start Accounting” for information on the gain on reorganization / settlement of liabilities subject to compromise and the fresh start accounting adjustments presented above.
5. Restructuring Charges
During 2009, the Predecessor Company initiated a restructuring plan that included vacating leased facilities and headcount reductions (“2009 Actions”). During the two months ended March 31, 2010, the Company relieved the remaining restructuring reserve associated with the 2009 Actions of $0.2 million to earnings. The Company made payments associated with the 2009 Actions of $0.3 million during the two months ended March 31, 2010. During the one month ended January 31, 2010, the Predecessor Company relieved a portion of the restructuring reserve associated with the 2009 Actions by $0.6 million with a corresponding credit to earnings. The Predecessor Company did not make any payments associated with the 2009 Actions during the one month ended January 31, 2010. During the three months ended March 31, 2009, the Predecessor Company recognized a restructuring charge to earnings associated with the 2009 Actions of $2.3 million and made payments of $2.3 million.
Restructuring charges that are (credited) charged to earnings are included in production and distribution expenses, selling and support expenses or general and administrative expenses on the condensed consolidated statements of operations, as applicable.

6. Long-Term Debt
The following table presents the fair market value of our long-term debt at March 31, 2010 based on quoted market prices on that date, as well as the carrying value of our long-term debt at March 31, 2010, which includes $114.7 million of unamortized fair value adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date. See Note 3 “Fresh Start Accounting” for additional information.

	Successor Company
	Fair Market Value	Carrying Value
	March 31, 2010	March 31, 2010

RHDI Amended and Restated Credit Facility	$1,127,257	$1,141,490
Dex Media East Amended and Restated Credit Facility	828,710	848,949
Dex Media West Amended and Restated Credit Facility	801,412	826,477
Dex One 12%/14% Senior Subordinated Notes due 2017	304,500	300,000

Total Dex One consolidated	3,061,879	3,116,916
Less current portion	241,739	228,860

Long-term debt	$2,820,140	$2,888,056

RHDI Amended and Restated Credit Facility
As of March 31, 2010, the outstanding balance under the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”) totaled $1,141.5 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:
•	The highest (subject to a floor of 4.00%) of (i) the Prime Rate (as defined in the RHDI Amended and Restated Credit Facility), (ii) the Federal Funds Effective Rate (as defined in the RHDI Amended and Restated Credit Facility) plus 0.50%, and (iii) one month LIBOR plus 1.00% in each case, plus an interest rate margin for base rate loans. The interest rate margin for base rate loans is initially 5.25% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 5.25% per annum if RHDI’s consolidated leverage ratio is greater than or equal to 4.25 to 1.00, and equal to 5.00% per annum if RHDI’s consolidated leverage ratio is less than 4.25 to 1.00; or

•	The higher of (i) LIBOR rate and (ii) 3.00%, in each case, plus an interest rate margin for Eurodollar loans. The interest rate margin for Eurodollar loans is initially 6.25% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 6.25% per annum if RHDI’s consolidated leverage ratio is greater than or equal to 4.25 to 1.00, and equal to 6.00% per annum if RHDI’s consolidated leverage ratio is less than 4.25 to 1.00. RHDI may elect interest periods of 1, 2, 3 or 6 months for LIBOR borrowings.
The RHDI Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.25% at March 31, 2010.
Dex Media East Amended and Restated Credit Facility
As of March 31, 2010, the outstanding balance under the amended and restated Dex Media East credit facility (“Dex Media East Amended and Restated Credit Facility”) totaled $848.9 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:
•	The highest of (i) the Prime Rate (as defined in the Dex Media East Amended and Restated Credit Facility), (ii) the Federal Funds Effective Rate (as defined in the Dex Media East Amended and Restated Credit Facility) plus 0.50%, and (iii) one month LIBOR plus 1.00% in each case, plus an interest rate margin for base rate loans. The interest rate margin for base rate loans is initially 1.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 1.50% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 1.25% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 1.00% per annum if DME Inc.’s consolidated leverage ratio is less than 2.50 to 1.00; or

•	The LIBOR rate plus an interest rate margin for Eurodollar loans. The interest rate margin for Eurodollar loans is initially 2.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 2.50% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 2.25% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 2.00% per annum if DME Inc.’s consolidated leverage ratio is less than 2.50 to 1.00. DME Inc. may elect interest periods of 1, 2, 3 or 6 months for LIBOR borrowings.
The Dex Media East Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 2.76% at March 31, 2010.
Dex Media West Amended and Restated Credit Facility
As of March 31, 2010, the outstanding balance under the amended and restated Dex Media West credit facility (“Dex Media West Amended and Restated Credit Facility”) totaled $826.5 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:
•	The highest (subject to a floor of 4.00%) of (i) the Prime Rate (as defined in the Dex Media West Amended and Restated Credit Facility), (ii) the Federal Funds Effective Rate (as defined in the Dex Media West Amended and Restated Credit Facility) plus 0.50%, and (iii) one month LIBOR plus 1.00% in each case, plus an interest rate margin for base rate loans. The interest rate margin for base rate loans is initially 3.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 3.50% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 3.25% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 3.00% per annum if DMW Inc.’s consolidated leverage ratio is less than 2.50 to 1.00; or

•	The higher of (i) LIBOR rate and (ii) 3.00%, in each case, plus an interest rate margin for Eurodollar loans. The interest rate margin for Eurodollar loans is initially 4.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 4.50% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 4.25% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 4.00% per annum if DMW Inc.’s consolidated leverage ratio is less than 2.50 to 1.00. DMW Inc. may elect interest periods of 1, 2, 3 or 6 months for LIBOR borrowings.
The Dex Media West Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.50% at March 31, 2010.
Each of the amended and restated credit facilities described above includes an uncommitted revolving credit facility available for borrowings up to $40.0 million. The availability of such uncommitted revolving credit facility is subject to certain conditions including the prepayment of the term loans under each of the amended and restated credit facilities in an amount equal to such revolving credit facility.
The amended and restated credit facilities contain provisions for prepayment from net proceeds of asset dispositions, equity issuances and debt issuances subject to certain exceptions, from a ratable portion of the net proceeds received by the Company from asset dispositions by the Company, subject to certain exceptions, and from a portion of excess cash flow.

Each of the amended and restated credit facilities described above contain certain covenants that, subject to exceptions, limit or restrict each borrower and its subsidiaries’ incurrence of liens, investments (including acquisitions), sales of assets, indebtedness, payment of dividends, distributions and payments of certain indebtedness, sale and leaseback transactions, swap transactions, affiliate transactions, capital expenditures and mergers, liquidations and consolidations. Each amended and restated credit facility also contains certain covenants that, subject to exceptions, limit or restrict each borrower’s incurrence of liens, indebtedness, ownership of assets, sales of assets, payment of dividends or distributions or modifications of the Dex One Senior Subordinated Notes. Each borrower is required to maintain compliance with a consolidated leverage ratio covenant. RHDI and DMW Inc. are also required to maintain compliance with a consolidated interest coverage ratio covenant. DMW Inc. is also required to maintain compliance with a consolidated senior secured leverage ratio covenant. The Dex Media West Amended and Restated Credit Agreement includes an option for additional covenant relief under the senior secured leverage covenant through the fourth quarter of 2011, subject to increased amortization of the loans through the first quarter of 2012, an increase in the excess cash flow sweep for 2010 and 2011 and payment of a 25 basis point fee ratably to the lenders under the Dex Media West Amended and Restated Credit Agreement.
On March 31, 2010, the Company exercised the Senior Secured Leverage Ratio Election, as defined in the Dex Media West Amended and Restated Credit Agreement. The Company incurred a fee of $2.1 million to exercise this option.
The obligations under each of the amended and restated credit facilities are guaranteed by the subsidiaries of the borrower and are secured by a lien on substantially all of the borrower’s and its subsidiaries’ tangible and intangible assets, including a pledge of the stock of their respective subsidiaries, as well as a mortgage on certain real property, if any.
Pursuant to a shared guaranty and collateral agreement and subject to an intercreditor agreement among the administrative agents under each of the amended and restated credit facilities, the Company and, subject to certain exceptions, certain subsidiaries of the Company, guaranty the obligations under each of the amended and restated credit facilities and the obligations are secured by a lien on substantially all of such guarantors’ tangible and intangible assets (other than the assets of the Company’s subsidiary, Business.com), including a pledge of the stock of their respective subsidiaries, as well as a mortgage on certain real property, if any.
Dex One Senior Subordinated Notes
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
The indenture governing the Dex One Senior Subordinated Notes contains certain covenants that, subject to certain exceptions, among other things, limit or restrict the Company’s (and, in certain cases, the Company’s restricted subsidiaries’) incurrence of indebtedness, making of certain restricted payments, incurrence of liens, entry into transactions with affiliates, conduct of its business and the merger, consolidation or sale of all or substantially all of its property. The indenture governing the Dex One Senior Subordinated Notes also requires the Company to offer to repurchase the Dex One Senior Subordinated Notes at par after certain changes of control involving the Company or the sale of substantially all of the assets of the Company. Holders of the Dex One Senior Subordinated Notes also may cause the Company to repurchase the Dex One Senior Subordinated Notes at a price of 101% of the principal amount upon the incurrence by the Company of certain acquisition indebtedness.

The Dex One Senior Subordinated Notes are redeemable at our option beginning in 2011 at the following prices (as a percentage of face value):

Redemption Year	Price
2011	106.000%
2012	102.000%
2013	101.000%
2014 and thereafter	100.000%
On the Effective Date and in accordance with the Plan, $6.1 billion of the Predecessor Company’s notes in default, which are presented as long-term debt subject to compromise in the table below, were exchanged for (a) 100% of the reorganized Dex One equity and (b) $300.0 million of the Dex One Senior Subordinated Notes issued to the holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011 on a pro rata basis in addition to their share of the reorganized Dex One equity. In accordance with the Plan, the Predecessor Company’s existing credit facilities were amended and restated on the Effective Date, the terms and conditions of which are noted above. The following table presents the carrying value of the Predecessor Company’s long-term debt at December 31, 2009. As a result of filing the Chapter 11 petitions and the Plan, we do not believe that it is meaningful to present the fair market value of our long-term debt at December 31, 2009.

	Predecessor Company
	Notes in Default	Credit Facilities
	December 31, 2009
RHD
6.875% Senior Notes due 2013	$206,791	$—
6.875% Series A-1 Senior Discount Notes due 2013	320,903	—
6.875% Series A-2 Senior Discount Notes due 2013	483,365	—
8.875% Series A-3 Senior Notes due 2016	1,012,839	—
8.875% Series A-4 Senior Notes due 2017	1,229,760	—

R.H. Donnelley Inc.
Credit Facility	—	1,424,048
11.75% Senior Notes due 2015	412,871	—

Dex Media, Inc.
8% Senior Notes due 2013	500,000	—
9% Senior Discount Notes due 2013	749,857	—

Dex Media East
Credit Facility	—	1,039,436

Dex Media West
Credit Facility	—	1,091,292
8.5% Senior Notes due 2010	385,000	—
5.875% Senior Notes due 2011	8,720	—
9.875% Senior Subordinated Notes due 2013	761,650	—

Total Predecessor Company consolidated	6,071,756	3,554,776
Less current portion not subject to compromise	—	993,528

Long-term debt subject to compromise	$6,071,756	—

Long-term debt not subject to compromise		$2,561,248

Impact of Fresh Start Accounting
In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our amended and restated credit facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our amended and restated credit facilities, of which $114.7 million remains unamortized at March 31, 2010, as shown in the following table.

			Outstanding Debt at
		Unamortized Fair	March 31, 2010 Excluding
	Carrying Value at	Value Adjustments	the Impact of Unamortized
	March 31, 2010	at March 31, 2010	Fair Value Adjustments

RHDI Amended and Restated Credit Facility	$1,141,490	$17,644	$1,159,134
Dex Media East Amended and Restated Credit Facility	848,949	82,186	931,135
Dex Media West Amended and Restated Credit Facility	826,477	14,901	841,378
Dex One 12%/14% Senior Subordinated Notes due 2017	300,000	—	300,000

Total	$3,116,916	$114,731	$3,231,647

7. Derivative Financial Instruments
We do not use derivative financial instruments for trading or speculative purposes and our derivative financial instruments are limited to interest rate swap and interest rate cap agreements. The Company utilizes a combination of fixed rate debt and variable rate debt to finance its operations. The variable rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. To satisfy our objectives and requirements, the Company has entered into interest rate swap and interest rate cap agreements, which have not been designated as cash flow hedges, to manage our exposure to interest rate fluctuations on our variable rate debt.
Successor Company
The Company has entered into the following interest rate swaps that effectively convert approximately $500.0 million, or 18%, of the Company’s variable rate debt to fixed rate debt as of March 31, 2010. At March 31, 2010, approximately 90% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 26% of our total debt portfolio as of March 31, 2010. The interest rate swaps mature at varying dates from February 2012 through January 2013.
Interest Rate Swaps — Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates

(amounts in millions)
February 26, 2010	$300	(2)	1.20% - 1.796%	February 29, 2012 — February 28, 2013
March 5, 2010	100	(1)	1.668%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013

Total	$500

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.5%. The weighted average rate received on our interest rate swaps was 0.2% for the two months ended March 31, 2010. These periodic payments and receipts are recorded as interest expense.

Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the cap rates noted in the table below. The Company paid $2.1 million for the interest rate cap agreements entered into during the two months ended March 31, 2010. We are not required to make any future payments related to these interest rate cap agreements.
Interest Rate Caps — RHDI

Effective Dates	Notional Amount		Cap Rates	Maturity Dates

(amounts in millions)
February 26, 2010	$200	(3)	3.0% - 3.5%	February 28, 2012 — February 28, 2013
March 8, 2010	100	(4)	3.5%	January 31, 2013
March 10, 2010	100	(4)	3.0%	April 30, 2012

Total	$400

(1)	Consists of one swap

(2)	Consists of three swaps

(3)	Consists of two caps

(4)	Consists of one cap
The following tables present the fair value of our interest rate swaps and interest rate caps at March 31, 2010. The fair value of our interest rate swaps is presented in other non-current assets and accounts payable and accrued liabilities and the fair value of our interest rate caps is presented in prepaid expenses and other current assets and other non-current assets on the condensed consolidated balance sheet at March 31, 2010. The following tables also present the (gain) loss recognized in interest expense from the change in fair value of our interest rate swaps and interest rate caps for the two months ended March 31, 2010.

		(Gain) Loss Recognized in
		Interest Expense
		From the Change in Fair
		Value of Interest Rate
	Fair Value	Swaps
	Measurements	Two Months Ended
	at March 31, 2010	March 31, 2010

Interest Rate Swaps:
Other non-current assets	$2,511	$(2,511)
Accounts payable and accrued liabilities	(3,134)	3,134

Total	$(623)	$623

		Loss Recognized in
		Interest Expense
		From the Change in Fair
		Value of Interest Rate
	Fair Value	Caps
	Measurements	Two Months Ended
	at March 31, 2010	March 31, 2010

Interest Rate Caps:
Prepaid expenses and other current assets	$25	$43
Other non-current assets	1,641	429

Total	$1,666	$472

During the two months ended March 31, 2010, the Company reclassified $1.6 million of hedging losses related to our interest rate swaps and interest rate caps into earnings, including accrued interest.

Predecessor Company
As a result of filing the Chapter 11 petitions, the Predecessor Company does not have any interest rate swaps designated as cash flow hedges. The following table presents the fair value of the Predecessor Company’s interest rate swaps at December 31, 2009. The fair value of the Predecessor Company’s interest rate swaps is presented in accounts payable and accrued liabilities and other non-current liabilities on the condensed consolidated balance sheet at December 31, 2009. The following table also presents the (gain) loss recognized in interest expense from the change in fair value of the Predecessor Company’s interest rate swaps for the one month ended January 31, 2010.

		(Gain) Loss Recognized in
		Interest Expense
		From the Change in Fair
		Value of Interest Rate
	Fair Value	Swaps
	Measurements at	One Month Ended
	December 31, 2009	January 31, 2010

Interest Rate Swaps:
Accounts payable and accrued liabilities	$(5,043)	$3,898
Other non-current liabilities	(1,652)	(1,600)

Total	$(6,695)	$2,298

During the one month ended January 31, 2010, the Predecessor Company reclassified $3.0 million of hedging losses related to interest rate swaps into earnings, including accrued interest. In accordance with fresh start accounting, unamortized amounts previously charged to accumulated other comprehensive loss of $15.3 million related to the Predecessor Company’s interest rate swaps were eliminated as of the Fresh Start Reporting Date. See Note 3, “Fresh Start Accounting” for additional information.
On the Effective Date, liabilities associated with the Predecessor Company’s unsettled and terminated interest rate swaps of $37.8 million, excluding accrued interest, were converted into a new tranche of term loans under the Company’s amended and restated credit facilities as follows:

RHDI Amended and Restated Credit Facility	$11,346
Dex Media East Amended and Restated Credit Facility	26,301
Dex Media West Amended and Restated Credit Facility	121

Total	$37,768

All derivative financial instruments are recognized as either assets or liabilities on the condensed consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair values of our interest rate swaps and interest rate caps are determined based on observable inputs. These derivative instruments have not been designated as cash flow hedges and as such, the initial fair value and any subsequent gains or losses on the change in the fair value of the interest rate swaps and interest rate caps are reported in earnings as a component of interest expense. Any gains or losses related to the quarterly fair value adjustments are presented as a non-cash operating activity on the condensed consolidated statements of cash flows.
On the day a derivative contract is executed, the Company may designate the derivative instrument as a hedge of the variability of cash flows to be received or paid (cash flow hedge). For all designated hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. For derivative instruments that are designated as cash flow hedges and that are determined to provide an effective hedge, the differences between the fair value and the book value of the derivative instruments are recognized in accumulated other comprehensive income (loss), a component of shareholders’ equity (deficit).

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, the derivative or hedged item is expired, sold, terminated, exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the condensed consolidated balance sheet and recognizes any subsequent changes in its fair value in earnings as a component of interest expense. Any amounts previously recorded to accumulated other comprehensive income (loss) will be amortized to interest expense in the same period(s) in which the interest expense of the underlying debt impacts earnings.
By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it is not subject to credit risk. The Company minimizes the credit risk in derivative financial instruments by entering into transactions with major financial institutions with credit ratings of AA- or higher, or the equivalent dependent upon the credit rating agency.
Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
See Note 2, “Summary of Significant Accounting Policies — Fair Value of Financial Instruments” for additional information regarding our interest rate swaps and interest rate caps.
8. Income Taxes
The Company’s effective tax rate on loss before income taxes is 278.2% for the two months ended March 31, 2010. The Predecessor Company’s effective tax rate on income (loss) before income taxes for the one month ended January 31, 2010 and the three months ended March 31, 2009 is 11.7% and 1,040.1%, respectively. The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate, which has been applied to the Company’s and the Predecessor Company’s income (loss) before income taxes.

	Successor Company	Predecessor Company
	Two Months Ended	One Month Ended	Three Months Ended
	March 31, 2010	January 31, 2010	March 31, 2009

Income (loss) before income taxes	$(144,304)	$7,837,550	$(35,191)

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	0.7	2.6	2.5
Tax-exempt reorganization gain	—	(28.0)	—
Other non-deductible expenses	(0.2)	—	(0.2)
Section 382 limitation	243.8	1.1	(1,066.6)
Section 108 tax attribution reduction	—	21.4	—
Change in valuation allowance	(1.0)	(19.5)	(0.3)
Change in state tax law	—	—	(6.8)
Other	(0.1)	(0.9)	(3.7)

Effective tax rate	278.2%	11.7%	(1,040.1)%

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

Based upon the closing of the SEC filing period for Schedules 13-G and review of these schedules filed through February 15, 2010, the Company has determined that it became more-likely–than–not that the check the box election is effective prior to the actual date of the 2009 ownership change under Section 382. As a result, the Company recorded a tax benefit for the reversal of the liability for unrecognized tax benefit of $351.9 million in the Company’s statement of financial condition and results of operations for the two months ended March 31, 2010, which was the primary driver of our effective tax rate.
Our certificate of incorporation contains provisions generally prohibiting (i) the acquisition of 4.9% or more of our common stock by any one person or group of persons whose shares would be aggregated pursuant to Section 382 and (ii) the acquisition of additional common stock by persons already owning 4.9% or more of our common stock, in each case until February 2, 2011, or such shorter period as may be determined by our board of directors. Without these restrictions, it is possible that certain changes in the ownership of our common stock could result in the imposition of limitations on the ability of the Company and its subsidiaries to fully utilize the net operating losses and other tax attributes currently available to them for U.S. federal and state income tax purposes.
In connection with the Company’s adoption of fresh start accounting, we evaluated all temporary timing differences. The Company recorded significant deferred tax liabilities associated with intangible assets and deferred revenue and reduced our deferred tax liabilities to zero related to interest costs and deferred tax assets to zero related to deferred financing costs, which were recognized though the cancellation of our debt. Due to this reduction in tax basis, an incremental deferred tax liability was created, which can be utilized in the Company’s valuation allowance assessment. As a result, the Company has reduced its valuation allowance and is in a net deferred tax liability position of $532.3 million at February 1, 2010 and $498.0 million at March 31, 2010. See Note 3, “Fresh Start Accounting” for information on fresh start accounting adjustments related to income taxes.
The discharge of our debt in conjunction with our emergence from Chapter 11 resulted in a tax gain of $5,031.8 million. Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of indebtedness income (“CODI”), which must be included in the Company’s taxable income. However, recognition of CODI is limited for a taxpayer that is a debtor in a reorganization case if the discharge is granted by the Bankruptcy Court or pursuant to a plan of reorganization approved by the Bankruptcy Court. The Plan enabled the Predecessor Company to qualify for this bankruptcy exclusion rule and exclude substantially all of the gain on the settlement of debt obligations and derivative liabilities from taxable income. Under Internal Revenue Code Section 108, the Company has reduced its tax attributes primarily in net operating loss carry-forwards, intangible asset basis, and stock basis.
9. Benefit Plans
The following tables provide the components of the Company’s net periodic benefit (credit) cost for the two months ended March 31, 2010 and the Predecessor Company’s net periodic benefit (credit) cost for the one month ended January 31, 2010 and the three months ended March 31, 2009.

	Pension Benefits

	Successor Company	Predecessor Company
	Two Months Ended	One Month Ended	Three Months Ended
	March 31, 2010	January 31, 2010	March 31, 2009

Service cost	$—	$—	$1,441
Interest cost	2,235	1,124	3,608
Expected return on plan assets	(2,424)	(1,385)	(4,579)
Amortization of prior service cost	—	81	—
Amortization of net loss	—	122	30

Net periodic benefit (credit) cost	$(189)	$(58)	$500

	Postretirement Benefits

	Successor Company	Predecessor Company
	Two Months Ended	One Month Ended	Three Months Ended
	March 31, 2010	January 31, 2010	March 31, 2009

Service cost	$—	$—	$268
Interest cost	25	10	759
Amortization of prior service cost	—	—	(2)
Amortization of net (gain)	—	(21)	—

Net periodic benefit (credit) cost	$25	$(11)	$1,025

In conjunction with our emergence from Chapter 11, the Predecessor Company performed a remeasurement of its pension and postretirement obligations as of January 31, 2010. The discount rate reflects the current rate at which the pension and postretirement obligations could effectively be settled at the end of the year. The Predecessor Company utilized the Mercer Pension Discount Yield Curve to determine the appropriate discount rate for its defined benefit plans. The weighted average discount rate used by the Predecessor Company for the remeasurement at January 31, 2010 was 5.70%. The weighted average discount rate used by the Predecessor Company for the year ended December 31, 2009 was 5.72%.
The Company made contributions to its pension plans of $6.2 million during the two months ended March 31, 2010. The Predecessor Company did not make any contributions to its pensions plans during the one month ended January 31, 2010. The Predecessor Company made contributions of $22.1 million to its pensions plans during the three months ended March 31, 2009. During the two months ended March 31, 2010, the Company made contributions of $0.6 million to its postretirement plans. During the one month ended January 31, 2010 and the three months ended March 31, 2009, the Predecessor Company made contributions of $0.4 million and $0.8 million, respectively, to its postretirement plan. We expect to make total contributions of approximately $9.7 million and $2.9 million to our pension plans and postretirement plans, respectively, in 2010.
10. Capital Stock
The Company has authority to issue (i) 300,000,000 shares of common stock, $.001 par value per share (“Common Stock”), and (ii) 10,000,000 shares of preferred stock, $.001 par value per share (“Preferred Stock”). The powers, preferences and rights of holders of shares of our Common Stock are subject to, and may be adversely affected by, the powers, preferences and rights of the holders of shares of any series of Preferred Stock that we may designate and issue in the future without stockholder approval. As of March 31, 2010, the Company had not issued any shares of Preferred Stock.
Common Stock
•	Voting Rights — All shares of our Common Stock have identical powers, preferences and rights. Except as otherwise provided by applicable law, or by the powers, preferences or rights of any series of Preferred Stock, the entire voting power of the shares of the Company for the election of directors and for all other purposes shall be vested exclusively in the Common Stock. Each share of Common Stock shall have one vote upon all matters to be voted on by the holders of Common Stock. Holders of Common Stock have no cumulative voting rights.

•	Dividend Rights — Subject to applicable laws, the rights and preferences of any series of Preferred Stock and contractual restrictions, the holders of Common Stock shall be entitled to receive dividends and distributions, payable in cash, property or capital stock of the Company, when, as and if declared by the Company’s Board of Directors, out of any assets or funds of the Company legally available and shall share equally on a per share basis in such dividends and distributions.

•	Liquidation Preference — Upon any voluntary or involuntary liquidation, dissolution or other winding up of the Company, after payment in full of all amounts owed to our creditors and holders of any outstanding shares of any series of our Preferred Stock, each share of Common Stock shall share equally upon any distribution of the remaining assets of the Company.

•	Other Rights. Holders of our Common Stock do not have preemptive, subscription, redemption or conversion rights.

Preferred Stock
The Company’s Board of Directors is authorized to create and issue, without stockholder approval, up to an aggregate of 10,000,000 shares of Preferred Stock, in one or more series, to fix the designation of any series of Preferred Stock and the number of shares of any series of Preferred Stock, and to determine the voting powers, designations, preferences and relative, participating, optional or other special rights and any qualifications, limitations or restrictions of the shares of each series, including, without limitation, the following:
•	dividend rights and dividend rates;

•	voting rights;

•	liquidation preferences;

•	terms of any redemption (including any sinking or purchase fund provisions);

•	redemption price or prices or rate or rates;

•	conversion and exchange rights;

•	restrictions on the issuance of shares of the same series or of any other class or series of stock of the Company;

•	restrictions upon the creation of indebtedness of the Company or any subsidiary of the Company; and

•	restrictions upon the payment of dividends or the making of other distributions on, and the purchase, redemption or other acquisition by the Company or any subsidiary of the Company of, any outstanding stock of the Company.
11. Business Segments
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
Beginning on October 23, 2009, a series of putative securities class action lawsuits were commenced in the United States District Court for the District of Delaware on behalf of all persons who purchased or otherwise acquired the Company’s publicly traded securities between July 26, 2007 and the time the Company filed for bankruptcy on May 28, 2009, alleging that certain Company officers issued false and misleading statements regarding the Company’s business and financial condition and seeking damages and equitable relief. On December 7, 2009, a putative ERISA class action lawsuit was commenced in the United States District Court for the Northern District of Illinois on behalf of certain participants in or beneficiaries of the R.H. Donnelley 401(k) Savings Plan at any time between July 26, 2007 and the time the lawsuit was filed and whose plan accounts included investments in R.H. Donnelley common stock. The putative ERISA class action complaint contains allegations against certain current and former Company directors, officers and employees similar to those set forth in the putative securities class action lawsuit as well as allegations of breaches of fiduciary duties under ERISA and seeks damages and equitable relief. On December 18, 2009, a lawsuit was filed in California state court by certain former shareholders of the Company alleging that certain Company officers issued false and misleading statements regarding the Company’s business and financial condition and seeking damages and equitable relief. This case was removed to the United States District Court for the Central District of California on February 4, 2010. On April 27, 2010, this case was dismissed for lack of personal jurisdiction over the named defendants. The Company believes the allegations set forth in all of these lawsuits are without merit and intends to vigorously defend any and all such actions pursued against the Company and/or its current and former officers, employees and directors.
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
13. Dex One Corporation (“Parent Company”) Financial Statements
The following condensed Parent Company financial statements should be read in conjunction with the condensed consolidated financial statements of the Company and the Predecessor Company.
In general, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to us with very limited exceptions, under the terms of our amended and restated credit facilities.
Condensed Parent Company Balance Sheets

	Successor	Predecessor
	Company	Company
	March 31,	December, 31
	2010	2009

Assets

Cash and cash equivalents	$1,269	$5,007
Intercompany, net	—	109,102
Intercompany loan receivable	1,900	5,000
Prepaid and other current assets	729	8,055

Total current assets	3,898	127,164

Investment in subsidiaries	2,035,967	—
Fixed assets and computer software, net	—	5,990
Deferred income taxes, net	302	71,878
Intercompany note receivable	—	300,000

Total assets	$2,040,167	$505,032

Liabilities and Shareholders’ Equity (Deficit)

Accounts payable, accrued liabilities and other	$514	$80,061
Accrued interest	98	—
Intercompany, net	17,717	—
Short-term deferred income taxes, net	11,242	—

Total current liabilities not subject to compromise	29,571	80,061

Long-term debt	300,000	—
Deficit in subsidiaries	—	3,950,031
Other non-current liabilities	1,764	8,232

Total liabilities not subject to compromise	331,335	4,038,324

Liabilities subject to compromise	—	3,385,756

Shareholders’ equity (deficit)	1,708,832	(6,919,048)

Total liabilities and shareholders’ equity (deficit)	$2,040,167	$505,032

Condensed Parent Company Statements of Operations

	Successor Company	Predecessor Company
	Two Months Ended	One Month Ended	Three Months Ended
	March 31, 2010	January 31, 2010	March 31, 2009

Expenses	$2,903	$891	$5,305
Partnership and equity income (loss)	(135,110)	643,971	34,663

Operating income (loss)	(138,013)	643,080	29,358
Interest expense, net	(6,291)	—	(64,549)

Income (loss) before reorganization items, net and income taxes	(144,304)	643,080	(35,191)
Reorganization items, net	—	7,194,470	—

Income (loss) before income taxes	(144,304)	7,837,550	(35,191)
(Provision) benefit for income taxes	401,522	(917,541)	(366,019)

Net income (loss)	$257,218	$6,920,009	$(401,210)

Condensed Parent Company Statements of Cash Flows

	Successor Company	Predecessor Company
	Two Months Ended	One Month Ended	Three Months Ended
	March 31, 2010	January 31, 2010	March 31, 2009

Cash flow used in operating activities	$(5,423)	$(531)	$(81,269)
Cash flow from investing activities:
Additions to fixed assets and computer software, net	—	(643)	(757)
Intercompany loan	(1,900)	—	(8,000)

Net cash used in investing activities	(1,900)	(643)	(8,757)
Cash flow from financing activities:
Debt issuance and other financing costs	—	(370)	—
Decrease in checks not yet presented for payment	(989)	(182)	(686)
Dividends from subsidiaries	6,300	—	92,100

Net cash provided by (used in) financing activities	5,311	(552)	91,414

Change in cash	(2,012)	(1,726)	1,388
Cash at beginning of period	3,281	5,007	948

Cash at end of period	$1,269	$3,281	$2,336

14. Subsequent Events
On April 8, 2010 and pursuant to the Agreement and the Plan, the Company filed a shelf registration statement to register for resale by Franklin Advisers, Inc. and certain of its affiliates 15,262,488 shares of our common stock and $116.6 million aggregate principal amount of the Dex One Senior Subordinated Notes. These securities were registered pursuant to the Agreement to permit the sale of the securities from time to time at fixed prices, prevailing market prices at the times of sale, prices related to the prevailing market prices, varying prices determined at the times of sale or negotiated prices. The shelf registration statement became effective on April 16, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” the “Successor Company,” the “Company,” “we,” “us” and “our”) future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, based on information currently available to us and are subject to significant risks and uncertainties. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than as imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about Dex One’s future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) changes in directory advertising spend and consumer usage; (2) competition and other economic conditions; (3) our ability to generate sufficient cash to service our debt; (4) our ability to comply with the financial covenants contained in our debt agreements and the potential impact to operations and liquidity as a result of restrictive covenants in such debt agreements; (5) our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; (6) increasing LIBOR rates; (7) regulatory and judicial rulings; (8) changes in the Company’s and the Company’s subsidiaries credit ratings; (9) changes in accounting standards; (10) adverse results from litigation, governmental investigations or tax related proceedings or audits; (11) the effect of labor strikes, lock-outs and negotiations; (12) successful realization of the expected benefits of acquisitions, divestitures and joint ventures; (13) the continued enforceability of the commercial agreements with Qwest, CenturyLink and AT&T; (14) our reliance on third-party vendors for various services; and (15) other events beyond our control that may result in unexpected adverse operating results. Additional risks and uncertainties are described in detail in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.
Dex One became the successor registrant to R.H. Donnelley Corporation (“RHD” or the “Predecessor Company” for operations prior to January 29, 2010, the “Effective Date”) upon emergence from Chapter 11 relief under Title 11 of the United States Code (the “Bankruptcy Code”) on the Effective Date. References to the Predecessor Company in this Quarterly Report on Form 10-Q pertain to periods prior to the Effective Date.
Corporate Overview
We are a marketing solutions company that helps local businesses grow by providing marketing products that help them get found by ready-to-buy consumers and marketing services that help them get chosen over their competitors. Through our Dex® Advantage, clients’ business information is published and marketed through a single profile and distributed via a variety of both owned and operated products and through other local search products. Dex Advantage spans multiple media platforms for local advertisers including print with our Dex published directories, which we co-brand with other brands in the industry such as Qwest, CenturyLink and AT&T, online and mobile devices with DexKnows.com ® and voice-activated directory search at 1-800-Call-Dex™. Our digital affiliate provided solutions are powered by DexNet™, which leverages network partners including the premier search engines, such as Google® and Yahoo! ® and other leading online sites. Our growing list of marketing services include local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, keyword and search engine optimization strategies and programs, distribution strategies, social strategies, and tracking and reporting.

Filing of Voluntary Petitions in Chapter 11
On May 28, 2009 (the “Petition Date”), the Predecessor Company and its subsidiaries (collectively with the Predecessor Company, the “Debtors”) filed voluntary petitions for Chapter 11 relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).
Confirmed Plan of Reorganization and Emergence from the Chapter 11 Proceedings
On January 12, 2010, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law, and Order Confirming the Joint Plan of Reorganization for the Predecessor Company and its subsidiaries (the “Confirmation Order”). On the Effective Date, the Joint Plan of Reorganization for the Predecessor Company and its subsidiaries (the “Plan”) became effective in accordance with its terms.
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
Restructuring
As part of a restructuring that was conducted in connection with the Debtors’ emergence from bankruptcy, the Debtors merged, consolidated, dissolved, or terminated, shortly after the Effective Date, certain of their wholly-owned subsidiaries, as set forth below:
•	DonTech Holdings, LLC and R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC were merged into their sole member, RHDI;

•	The DonTech II Partnership and R.H. Donnelley Publishing & Advertising of Illinois Partnership technically terminated their respective partnership agreements due to the loss of a second partner;

•	Dex Media East Finance Co. was merged into Dex Media East LLC;

•	Dex Media West Finance Co. was merged into Dex Media West LLC;

•	Work.com, Inc. was merged into Business.com, Inc.;

•	GetDigitalSmart.com, Inc. was merged into RHDI;

•	Dex Media East LLC was merged into Dex Media East, Inc. (“DME Inc.”);

•	Dex Media West LLC was merged into Dex Media West, Inc. (“DMW Inc.”); and

•	R.H. Donnelley Publishing & Advertising, Inc. was merged into RHDI.
After effectuating the restructuring transactions, Dex One became the ultimate parent company of each of the following surviving subsidiaries: (i) R.H. Donnelley Corporation, a newly formed subsidiary of Dex One (ii) RHDI, (iii) Dex Media, (iv) DME Inc., (v) DMW Inc., (vi) Dex Media Service LLC, (vii) Dex One Service LLC (which was subsequently converted into a Delaware corporation under the name Dex One Service effective March 1, 2010, (viii) Business.com and (ix) R.H. Donnelley APIL, Inc.
Consummation of the Plan
Issuance of New Common Stock
Upon emergence from Chapter 11 and pursuant to the Plan, all of the issued and outstanding shares of the Predecessor Company’s common stock and any other outstanding equity securities of the Predecessor Company including all stock options, stock appreciation rights (“SARs”) and restricted stock, were cancelled. On the Effective Date, the Company issued an aggregate amount of 50,000,001 shares of new common stock, par value $.001 per share.

Distributions Pursuant to the Plan
Since the Effective Date, the Company has substantially consummated the various transactions contemplated under the confirmed Plan. The Company has made the following distributions of stock and securities that were required to be made under the Plan to creditors with allowed claims:
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
As of March 31, 2010 and pursuant to the Plan, the Company has made distributions in cash on account of all, or substantially all, of the allowed claims of general unsecured creditors. Allowed claims of general unsecured creditors that have not been paid as of March 31, 2010 will be paid during the remainder of 2010.
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
Registration Rights Agreement
On the Effective Date and pursuant to the Plan, the Company entered into a Registration Rights Agreement (the “Agreement”), requiring the Company to register with the Securities and Exchange Commission (“SEC”) certain shares of its common stock and/or the Dex One Senior Subordinated Notes upon the request of one or more Eligible Holders (as defined in the Agreement), in accordance with the terms and conditions set forth therein. On April 8, 2010 and pursuant to the Agreement, the Company filed a shelf registration statement to register for resale by Franklin Advisers, Inc. and certain of its affiliates 15,262,488 shares of our common stock and $116.6 million aggregate principal amount of the Dex One Senior Subordinated Notes. These securities were registered pursuant to the Agreement to permit the sale of the securities from time to time at fixed prices, prevailing market prices at the times of sale, prices related to the prevailing market prices, varying prices determined at the times of sale or negotiated prices. The shelf registration statement became effective on April 16, 2010.
Impact on Long-Term Debt Upon Emergence from the Chapter 11 Proceedings
On the Effective Date and in accordance with the Plan, $6.1 billion of the Predecessor Company’s senior notes, senior discount notes and senior subordinated notes (collectively the “notes in default”) were exchanged for (a) 100% of the reorganized Dex One equity and (b) $300.0 million of the Dex One Senior Subordinated Notes issued to the holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011 on a pro rata basis in addition to their share of the reorganized Dex One equity. See Item 1, “Financial Statements – Unaudited” — Note 6, “Long-Term Debt, Credit Facilities and Notes” for further details of our long-term debt.

Accounting Matters Resulting from the Chapter 11 Proceedings
The filing of the Chapter 11 petitions constituted an event of default under the indentures governing the Predecessor Company’s notes in default and the debt obligations under those instruments became automatically and immediately due and payable, although any actions to enforce such payment obligations were automatically stayed under applicable bankruptcy laws. Based on the bankruptcy petitions, the notes in default are included in liabilities subject to compromise on the consolidated balance sheet at December 31, 2009. See Item 1, “Financial Statements – Unaudited” - Note 1, “Business and Basis of Presentation – Accounting Matters” for additional information regarding the notes in default and other accounting matters.
Fresh Start Accounting
The Company adopted fresh start accounting and reporting effective February 1, 2010 (“Fresh Start Reporting Date”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations (“FASB ASC 852”), as the holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the voting shares of the emerging entity and the reorganization value of the Company’s assets immediately before the date of confirmation was less than the post-petition liabilities and allowed claims. See Item 1, “Financial Statements – Unaudited” — Note 3, “Fresh Start Accounting” for additional information.
Goodwill of $2.1 billion was recorded in connection with the Company’s adoption of fresh start accounting and represents the excess of the reorganization value of Dex One over the fair value of identified tangible and intangible assets. Goodwill is not amortized but is subject to impairment testing on an annual basis as of October 31st or more frequently if indicators of impairment exist.
Our net revenues and operating results have been and will continue to be significantly impacted by our adoption of fresh start accounting on the Fresh Start Reporting Date over the twelve month period ending January 31, 2011. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Comparability” for additional information on the impact of fresh start accounting and the Company’s presentation of Combined Adjusted results.
Recent Trends Related to Our Business
We have been experiencing lower advertising sales primarily as a result of declines in new and recurring business, including both renewal and incremental sales to existing advertisers, mainly driven by (1) declines in overall advertising spending by our clients, (2) the significant impact of the weak local business conditions on consumer purchasing in our clients’ markets and (3) an increase in competition and more fragmentation in local business search. These factors, along with filing the Chapter 11 petitions, were the primary drivers of the Predecessor Company’s impairment charges in 2009 and assisted in calculating the Predecessor Company’s discounted expected future cash flows used to determine those impairment charges.
The Company currently projects its future operating results, cash flow and liquidity will be negatively impacted by the aforementioned conditions. This was evidenced by the continued decline in our net revenues for the two months ended March 31, 2010 as compared to the prior year, excluding the impact of fresh start accounting. The Company expects that these challenging conditions will continue in our markets, and, as such, our advertising sales and operating results will continue to be adversely impacted for the foreseeable future. As a result, the Company’s historical operating results will not be indicative of future operating performance, although our long-term financial forecast currently anticipates a gradual improvement in the local business conditions commencing in the second half of 2010.
As more fully described below in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Revenues,” our method of recognizing revenue under the deferral and amortization method results in delayed recognition of declining advertising sales whereby recognized revenues reflect the amortization of advertising sales consummated in prior periods as well as advertising sales consummated in the current period. Accordingly, the Company’s projected decline in advertising sales will result in a decline in revenue recognized in future periods. In addition, improvements in local business conditions that are anticipated in our forecast noted above will not have a significant immediate impact on our revenues.

In response to these challenges, we continue to actively manage expenses and are considering and acting upon a host of initiatives to streamline operations and contain costs. At the same time, we are improving the value we deliver to our clients by expanding the number of platforms and media through which we deliver their message to consumers. We are also committing our sales force to focus on selling the value provided to local businesses through these expanded platforms, including our Dex published directories, online and mobile devices, voice-activated directory search as well as our network of owned and operated and partner online search sites. In addition, the Company continues to invest in its future through initiatives such as its overall digital product and service offerings, sales force automation, a client self service system and portal, new mobile and voice search platforms and associated employee training. As local business conditions recover in our markets, we believe these investments will drive future revenue growth.
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
Going Concern
As a result of our emergence from the Chapter 11 proceedings and the restructuring of the Predecessor Company’s outstanding debt, we believe that Dex One will generate sufficient cash flow from operations to satisfy all of its debt obligations according to applicable terms and conditions for a reasonable period of time. See Item 1, “Financial Statements – Unaudited” — Note 3, “Fresh Start Accounting” for information and analysis on our emergence from the Chapter 11 proceedings and the impact on our financial position.
Segment Reporting
Management reviews and analyzes its business of providing marketing products and marketing services as one operating segment.
New Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends FASB ASC 820 to clarify existing disclosure requirements and require additional disclosure about fair value measurements. ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation presented and about inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the fair value hierarchy. The additional disclosure requirements include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about Level 3 activity of purchases, sales, issuances and settlements, which is effective for interim and annual reporting periods beginning after December 15, 2010. Effective January 1, 2010, we adopted the disclosure provisions of ASU 2010-06 that are effective for interim and annual reporting periods beginning after December 15, 2009. These disclosures are required to be provided only on a prospective basis.

In September 2009, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”). EITF 08-1 has not yet been incorporated into the FASB’s Codification. EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in FASB ASC 605-25, which originated from EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 08-1 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. EITF 08-1 will be effective for the Company in the annual reporting period beginning January 1, 2011. EITF 08-1 may be applied retrospectively or prospectively and early adoption is permitted. The Company does not expect the adoption of EITF 08-1 to have an impact on its financial position, results of operations or cash flows.
We have reviewed other accounting pronouncements that were issued as of March 31, 2010, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS
Factors Affecting Comparability
Fresh Start Accounting Adjustments
The Company adopted fresh start accounting and reporting effective February 1, 2010, the Fresh Start Reporting Date. The financial statements as of the Fresh Start Reporting Date will report the results of Dex One with no beginning retained earnings or accumulated deficit. Any presentation of Dex One represents the financial position and results of operations of a new reporting entity and is not comparable to prior periods presented by the Predecessor Company. The financial statements for periods ended prior to the Fresh Start Reporting Date do not include the effect of any changes in the Predecessor Company’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.
We have provided a U.S. generally accepted accounting principles (“GAAP”) analysis of the Company’s results of operations for the two months ended March 31, 2010 and the Predecessor Company’s results of operations for the one month ended January 31, 2010 below. This GAAP analysis includes a discussion of results for the individual reporting periods, however does not provide a comparison of the individual reporting periods to the respective prior year reporting periods due to the reasons discussed above.
As a result of the deferral and amortization method of revenue recognition, recognized gross advertising revenues reflect the amortization of advertising sales consummated in prior periods as well as in the current period. The adoption of fresh start accounting has a significant impact on the financial position and results of operations of the Company commencing on the Fresh Start Reporting Date. Consistent with the Predecessor Company’s historical application of the purchase method of accounting for business combinations included in FASB ASC 805, Business Combinations, fresh start accounting precludes us from recognizing advertising revenue and certain expenses associated with advertising sales fulfilled prior to the Fresh Start Reporting Date. Thus, our reported results for the two months ended March 31, 2010 are not indicative of our underlying operating and financial performance and are not comparable to any prior period presentation. The adoption of fresh start accounting did not have any impact on cash flows from operations.
Accordingly, in addition to providing a GAAP analysis below, management has also provided a non-GAAP analysis entitled “Non-GAAP Financial Information – Combined Adjusted Results.” Non-GAAP Financial Information – Combined Adjusted Results (1) combines GAAP results of the Company for the two months ended March 31, 2010 and GAAP results of the Predecessor Company for the one month ended January 31, 2010 and (2) adjusts these combined amounts to (i) eliminate the fresh start accounting impact on revenue and certain related expenses noted above and (ii) exclude cost-uplift recorded under fresh start accounting. Deferred directory costs that are included in prepaid expenses and other current assets on the condensed consolidated balance sheet, such as print, paper, distribution and commissions, relate to directories that have not yet been published. Deferred directory costs have been recorded at fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directory, plus (c) a normal profit margin. This incremental fresh start accounting adjustment to step up the recorded value of the deferred directory costs to fair value is hereby referred to as “cost-uplift.” Cost-uplift will be amortized over the terms of the applicable directories, not to exceed twelve months, and has been allocated between production and distribution expenses and selling and support expenses based upon the category of the deferred directory costs that were fair valued. Management’s non-GAAP analysis compares the Non-GAAP Financial Information – Combined Adjusted Results to the Predecessor Company’s GAAP results for the three months ended March 31, 2009 through operating income.
Management believes that the presentation of Non-GAAP Financial Information – Combined Adjusted Results will help financial statement users better understand the material impact fresh start accounting has on the Company’s results of operations for the two months ended March 31, 2010 and also offers a non-GAAP normalized comparison to GAAP results of the Predecessor Company for the three months ended March 31, 2009. The Non-GAAP Financial Information – Combined Adjusted Results presented below are reconciled to the most comparable GAAP measures. While the Non-GAAP Financial Information – Combined Adjusted Results exclude the effects of fresh start accounting and certain other items, it must be noted that the Non-GAAP Financial Information – Combined Adjusted Results are not comparable to the Predecessor Company’s GAAP results for the three months ended March 31, 2009 and should not be treated as such.

Reclassifications
Certain prior period amounts included in the condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. Purchased traffic costs incurred to direct traffic to our online properties have been reclassified from advertising expense, a component of selling and support expenses, to production and distribution expenses in the condensed consolidated statements of operations. In addition, all information technology expenses have been reclassed from production and distribution expenses to general and administrative expenses in the condensed consolidated statements of operations. These reclassifications had no impact on operating income or net loss for the three months ended March 31, 2009. The table below summarizes these reclassifications.

	Three Months Ended March 31, 2009
	As Previously
(amounts in millions)	Reported	Reclass	As Reclassified

Production and distribution expenses	$96.1	$5.8	$101.9
Selling and support expenses	164.9	(12.9)	152.0
General and administrative expenses	34.5	7.1	41.6
GAAP Reported Results
Successor Company — Two Months Ended March 31, 2010
Net Revenues
The components of our net revenues for the two months ended March 31, 2010 were as follows:

Successor Company
Two Months Ended
(amounts in millions)	March 31, 2010

Gross advertising revenues	$52.3
Sales claims and allowances	(2.5)

Net advertising revenues	49.8
Other revenues	3.3

Total	$53.1

Our advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Advertising revenues also include revenues for Internet-based advertising products including online directories, such as DexKnows.com and DexNet. Advertising revenues are affected by several factors, including changes in the quantity and size of advertisements, acquisition of new clients, renewal rates of existing clients, premium advertisements sold, changes in advertisement pricing, the introduction of new products, an increase in competition and more fragmentation in the local business search market and general economic factors. Revenues with respect to print advertising and Internet-based advertising products that are sold with print advertising are recognized under the deferral and amortization method. Revenues related to our print advertising are initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to our Internet-based advertising products that are sold with print advertising are initially deferred until the service is delivered or fulfilled and recognized ratably over the life of the contract. Revenues with respect to Internet-based services that are sold standalone, such as DexNet, are recognized as delivered or fulfilled.

The adoption of fresh start accounting has a significant impact on the results of operations of the Company commencing on the Fresh Start Reporting Date. As a result of the deferral and amortization method of revenue recognition, recognized gross advertising revenues reflect the amortization of advertising sales consummated in prior periods as well as in the current period. Fresh start accounting precludes us from recognizing advertising revenue and certain expenses associated with advertising sales fulfilled prior to the Fresh Start Reporting Date. Thus, our reported results for the two months ended March 31, 2010 are not indicative of our underlying operating and financial performance and are not comparable to any prior period presentation.
Gross advertising revenues were $52.3 million for the two months ended March 31, 2010 and exclude $257.9 million of gross advertising revenues resulting from our adoption of fresh start accounting. Gross advertising revenues continue to be impacted by declines in advertising sales over the past twelve months, primarily as a result of declines in new and recurring business, mainly driven by (1) declines in overall advertising spending by our clients, (2) the significant impact of the weak local business conditions on consumer purchasing in our clients’ markets and (3) an increase in competition and more fragmentation in local business search.
Sales claims and allowances were $2.5 million for the two months ended March 31, 2010 and exclude $4.6 million of sales claims and allowances resulting from our adoption of fresh start accounting. Sales claims and allowances were affected by lower claims experience due to process improvements and operating efficiencies, which improved print copy quality in certain of our markets.
Other revenues were $3.3 million for the two months ended March 31, 2010 and exclude $1.8 million of other revenues resulting from our adoption of fresh start accounting. Other revenues include late fees received on outstanding customer balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products.
Expenses
The components of our total expenses for the two months ended March 31, 2010 were as follows:

Successor Company
Two Months Ended
(amounts in millions)	March 31, 2010

Production and distribution expenses	$29.0
Selling and support expenses	58.4
General and administrative expenses	21.7
Depreciation and amortization	39.4

Total	$148.5

Certain costs directly related to the selling and production of directories are initially deferred and then amortized ratably over the life of the directories under the deferral and amortization method of accounting to match revenue recognized relating to such directories, with cost recognition commencing in the month directory distribution is substantially complete. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Sales commissions include amounts paid to employees for sales to local clients and to certified marketing representatives (“CMRs”), which act as our channel to national clients. All other expenses, such as sales person salaries, sales manager compensation, sales office occupancy, publishing and information technology services, are not specifically identifiable to a particular directory and are recognized as incurred. Except for certain expenses associated with advertising sales fulfilled prior to the Fresh Start Reporting Date, which fresh start accounting precludes us from recognizing, our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant.

Production and Distribution Expenses
Total production and distribution expenses were $29.0 million for the two months ended March 31, 2010. Production and distribution expenses are comprised of items such as print, paper and distribution expenses, internet production and distribution expenses and amortization of cost-uplift associated with print, paper and distribution expenses resulting from our adoption of fresh start accounting. As a result of our adoption of fresh start accounting, production and distribution expenses exclude the amortization of deferred directory costs under the deferral and amortization method for directories published before the Fresh Start Reporting Date totaling $28.4 million and include amortization of cost-uplift of $1.4 million. Print paper and distribution expenses continue to be impacted by lower page volumes associated with declines in print advertisements and negotiated price reductions in our print and paper expenses. Internet production and distribution expenses have been affected by lower headcount, partially offset by increased purchased traffic costs incurred to direct traffic to our online properties.
Selling and Support Expenses
Total selling and support expenses were $58.4 million for the two months ended March 31, 2010. Selling and support expenses are comprised of items such as bad debt expense, commissions and salesperson expenses, directory publishing expenses, billing, credit and collection expense, occupancy expenses, advertising expense and amortization of cost uplift associated with commissions resulting from our adoption of fresh start accounting. Due to our adoption of fresh start accounting, selling and support expenses exclude the amortization of deferred directory costs under the deferral and amortization method for directories published before the Fresh Start Reporting Date totaling $28.4 million and include amortization of cost-uplift of $0.5 million. Bad debt expense has been impacted by improving local business conditions in certain of our markets as well as effective credit and collections practices. If clients fail to pay within specified credit terms, we may cancel their advertising in future directories, which could impact our ability to collect past due amounts as well as adversely impact our advertising sales and revenue trends. Commissions and salesperson expenses continue to decline due to lower advertising sales and its effect on variable-based commissions as well as lower headcount resulting from salesforce efficiencies. Directory publishing expenses continue to be affected by declines in print advertisements and lower headcount. Billing, credit and collections expense has been impacted by lower billing volumes associated with declines in advertisers and print advertisements. Occupancy expenses have been impacted by the renegotiation of our leased properties and reduction in the amount of leased properties during the bankruptcy process.
General and Administrative Expenses
General and administrative (“G&A”) expenses were $21.7 million for the two months ended March 31, 2010. G&A expenses are comprised of items such as general corporate expenses, incentive compensation expense, information technology (“IT”) expenses and restructuring expenses. General corporate expenses have been impacted by lower occupancy expenses. G&A related incentive compensation expense pertains to expense associated with a stock appreciation rights (“SARs”) grant made on March 1, 2010 to certain employees, including executive officers, common stock granted and issued to members of the Company’s Board of Directors on March 1, 2010 and compensation expense associated with the Company’s Long-Term Incentive Program (“LTIP”). Restructuring expenses have been impacted by lower severance expense and fees associated with outside consultant services.
Depreciation and Amortization
Depreciation and amortization expense was $39.4 million for the two months ended March 31, 2010. Amortization of intangible assets was $30.8 million for the two months ended March 31, 2010 and was impacted by the increase in fair value of our intangible assets and the establishment of the estimated useful lives resulting from our adoption of fresh start accounting. The Company expects to recognize amortization expense associated with its intangible assets of $169.6 million during the eleven months ended December 31, 2010. The Company and the Predecessor Company anticipate a decrease in amortization expense for the full year 2010 of $329.4 million as compared to the full year 2009. This decrease is a result of the reduced carrying values of intangible assets subsequent to the impairment charges recorded by the Predecessor Company during the fourth quarter of 2009, partially offset by increased amortization expense resulting from the increase in fair value of our intangible assets as a result of our adoption of fresh start accounting and the reduction of the remaining useful lives of intangible assets associated with the impairment charges recorded by the Predecessor Company during the fourth quarter of 2009.

Depreciation of fixed assets and amortization of computer software was $8.6 million for the two months ended March 31, 2010. Depreciation of fixed assets and amortization of computer software was affected by the increase in fair value of our fixed assets and computer software resulting from our adoption of fresh start accounting as well as capital projects placed into service during the two months ended March 31, 2010.
Operating Loss
Operating loss was $95.4 million for the two months ended March 31, 2010. Under fresh start accounting, most deferred net revenues related to directories published prior to the Fresh Start Reporting Date have been eliminated however, only certain deferred direct expenses related to these directories have been eliminated. Expenses that are not directly associated with net revenues from these directories will continue to be recognized as period expenses subsequent to the Fresh Start Reporting Date. As such, fresh start accounting has had a disproportionate adverse effect on reported net revenues verses expenses in determining operating loss for the two months ended March 31, 2010. Each month subsequent to the Fresh Start Reporting Date until the impact of fresh start accounting expires in the first quarter of 2011, the ratio of reported net revenue to expense will increase. Operating loss for the two months ended March 31, 2010 was significantly impacted by the effects of fresh start accounting as well as the revenue and expense trends described above.
Interest Expense, Net
Net interest expense for the two months ended March 31, 2010 was $48.9 million. The Company did not record any amortization of deferred financing costs to interest expense for the two months ended March 31, 2010, as financing costs associated with our new debt arrangements were included in the fair value determination of our long-term debt resulting from our adoption of fresh start accounting.
In conjunction with our adoption of fresh start accounting on the Fresh Start Reporting Date, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $5.5 million for the two months ended March 31, 2010.
In connection with the amendment and restatement of the Dex Media East and RHDI credit facilities on the Effective Date, we entered into interest rate swap and interest rate cap agreements during the two months ended March 31, 2010, which have not been designated as cash flow hedges. The Company’s interest expense for the two months ended March 31, 2010 includes expense of $1.1 million resulting from the change in fair value of these interest rate swaps and interest rate caps.
Income Taxes
The effective tax rate on loss before income taxes is 278.2% for the two months ended March 31, 2010.
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
Based upon the closing of the SEC filing period for Schedules 13-G and review of these schedules filed through February 15, 2010, the Company has determined that it became more-likely-than–not that the check the box election is effective prior to the actual date of the 2009 ownership change under Section 382. As a result, the Company recorded a tax benefit for the reversal of the liability for unrecognized tax benefit of $351.9 million in the Company’s statement of financial condition and results of operations for the two months ended March 31, 2010, which was the primary driver of our effective tax rate.

Net Income and Earnings Per Share
Net income of $257.2 million for the two months ended March 31, 2010 was a direct result of the income tax benefit described above, offset by the significant impact of the effects of fresh start accounting and the revenue and expense trends described above.
See Note 2, “Summary of Significant Accounting Policies,” in Part I — Item 1 of this Quarterly Report on Form 10-Q for further details and computations of the basic and diluted earnings per share (“EPS”) amounts. For the two months ended March 31, 2010, basic and diluted EPS was $5.14.
Predecessor Company — One Month Ended January 31, 2010
As a result of finalizing the fresh start accounting impact on the Predecessor Company’s income tax accounts, reorganization items, net of $7,793.1 million and income before income taxes of $7,837.6 million presented in this Quarterly Report on Form 10-Q for the one month ended January 31, 2010 compares to reorganization items, net of $7,822.3 million and income before income taxes of $7,866.7 million for the one month ended January 31, 2010 presented on Form 8-K furnished by Dex One on May 6, 2010.
Net Revenues
The components of the Predecessor Company’s net revenues for the one month ended January 31, 2010 were as follows:

Predecessor Company
One Month Ended
(amounts in millions)	January 31, 2010

Gross advertising revenues	$161.0
Sales claims and allowances	(3.5)

Net advertising revenues	157.5
Other revenues	2.9

Total	$160.4

Gross advertising revenues were $161.0 million for the one month ended January 31, 2010. Gross advertising revenues continue to be impacted by declines in advertising sales over the past twelve months, primarily as a result of declines in new and recurring business, mainly driven by (1) declines in overall advertising spending by our clients, (2) the significant impact of the weak local business conditions on consumer purchasing in our clients’ markets and (3) an increase in competition and more fragmentation in local business search.
Sales claims and allowances were $3.5 million for the one month ended January 31, 2010. Sales claims and allowances were affected by lower claims experience due to process improvements and operating efficiencies, which improved print copy quality in certain of our markets.
Other revenues were $2.9 million for the one month ended January 31, 2010. Other revenues include late fees received on outstanding customer balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products.

Expenses
The components of the Predecessor Company’s total expenses for the one month ended January 31, 2010 were as follows:

Predecessor Company
One Month
Ended January 31,
(amounts in millions)	2010

Production and distribution expenses	$27.0
Selling and support expenses	40.9
General and administrative expenses	8.2
Depreciation and amortization	20.2

Total	$96.3

Production and Distribution Expenses
Total production and distribution expenses were $27.0 million for the one month ended January 31, 2010. Production and distribution expenses are comprised of items such as print, paper and distribution expenses and internet production and distribution expenses. Print paper and distribution expenses continue to be impacted by lower page volumes associated with declines in print advertisements, negotiated price reductions in our print and paper expenses and favorable paper inventory expenses. Internet production and distribution expenses have been affected by lower headcount, partially offset by increased purchased traffic costs incurred to direct traffic to our online properties.
Selling and Support Expenses
Total selling and support expenses were $40.9 million for the one month ended January 31, 2010. Selling and support expenses are comprised of items such as bad debt expense, commissions and salesperson expenses, directory publishing expenses, billing, credit and collection expense, occupancy expenses and advertising expense. Bad debt expense has been impacted by improving local business conditions in certain of our markets as well as effective credit and collections practices. Commissions and salesperson expenses continue to decline due to lower advertising sales and its effect on variable-based commissions as well as lower headcount resulting from salesforce efficiencies. Directory publishing expenses continue to be affected by declines in print advertisements and lower headcount. Billing, credit and collections expense has been impacted by lower billing volumes associated with declines in advertisers and print advertisements. Occupancy expenses have been impacted by the renegotiation of our leased properties and reduction in the amount of leased properties during the bankruptcy process.
General and Administrative Expenses
G&A expenses were $8.2 million for the one month ended January 31, 2010. G&A expenses are comprised of items such as restructuring expenses, general corporate expenses, incentive compensation expense, and IT expenses. Restructuring expenses have been impacted by lower severance expense and fees associated with outside consultant services. General corporate expenses have been impacted by lower occupancy expenses. G&A related incentive compensation expense includes the remaining unrecognized compensation expense related to stock-based awards that were cancelled upon emergence from Chapter 11 and pursuant to the Plan, compensation expense associated with the Predecessor Company’s LTIP and the reversal of an accrual associated with the Predecessor Company’s incentive compensation plan.
Depreciation and Amortization
Depreciation and amortization expense was $20.2 million for the one month ended January 31, 2010. Amortization of intangible assets was $15.6 million for the one month ended January 31, 2010 and was impacted by the reduced carrying values of intangible assets resulting from impairment charges recorded by the Predecessor Company during the fourth quarter of 2009 and the associated reduction in remaining useful lives effective January 1, 2010.
Depreciation of fixed assets and amortization of computer software was $4.6 million for the one month ended January 31, 2010. Depreciation of fixed assets and amortization of computer software was impacted by capital projects placed into service during the one month ended January 31, 2010.

Operating Income
Operating income was $64.1 million for the one month ended January 31, 2010 and was determined based on the revenue and expense trends described above.
Interest Expense, Net
Contractual interest expense that would have appeared on the Predecessor Company’s condensed consolidated statement of operations if not for the filing of the Chapter 11 petitions was $65.9 million for the one month ended January 31, 2010. Net interest expense for the one month ended January 31, 2010 was $19.7 million and includes $1.8 million of non-cash amortization of deferred financing costs.
The Predecessor Company’s interest expense for the one month ended January 31, 2010 includes expense of $0.8 million associated with the change in fair value of the Dex Media East LLC interest rate swaps no longer deemed financial instruments as a result of filing the Chapter 11 petitions. The Predecessor Company’s interest expense for the one month ended January 31, 2010 also includes expense of $1.1 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. The amounts previously charged to accumulated other comprehensive loss related to the Dex Media East LLC interest rate swaps were to be amortized to interest expense over the remaining life of the interest rate swaps based on future interest payments, as it was not probable that those forecasted transactions would not occur. In accordance with fresh start accounting and reporting, unamortized amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps have been eliminated as of the Fresh Start Reporting Date.
As a result of the amendment of the RHDI credit facility and the refinancing of the former Dex Media West LLC credit facility on June 6, 2008, the Predecessor Company’s interest rate swaps associated with these two debt arrangements were no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment was no longer permitted. In addition, as a result of filing the Chapter 11 petitions, these interest rate swaps were required to be settled or terminated during 2009. As a result of the change in fair value of these interest rate swaps prior to the Effective Date, the Predecessor Company’s interest expense includes expense of $0.4 million for the one month ended January 31, 2010.
Reorganization Items, Net
Reorganization items directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code have been recorded on a separate line item on the condensed consolidated statement of operations. The Predecessor Company has recorded $7.8 billion of reorganization items during the one month ended January 31, 2010 comprised of a $4.5 billion gain on reorganization / settlement of liabilities subject to compromise and fresh start accounting adjustments of $3.3 billion. The following table displays the details of reorganization items for the one month ended January 31, 2010:

Predecessor Company
One Month Ended
(amounts in thousands)	January 31, 2010

Liabilities subject to compromise	$6,352,813
Issuance of new Dex One common stock (par value)	(50)
Dex One additional paid-in capital	(1,450,734)
Dex One Senior Subordinated Notes	(300,000)
Reclassified into other balance sheet liability accounts	(39,471)
Professional fees and other	(38,403)

Gain on reorganization / settlement of liabilities subject to compromise	4,524,155

Fresh start accounting adjustments:
Goodwill	2,097,124
Write off of deferred revenue and deferred directory costs	655,555
Fair value adjustment to intangible assets	415,132
Fair value adjustment to the amended and restated credit facilities	120,245
Fair value adjustment to fixed assets and computer software	49,814
Write-off of deferred financing costs	(48,443)
Other fresh start accounting adjustments	(20,450)

Total fresh start accounting adjustments	3,268,977

Total reorganization items, net	$7,793,132

See Item 1, “Financial Statements — Unaudited” — Note 3 “Fresh Start Accounting” for information on the gain on reorganization / settlement of liabilities subject to compromise and the fresh start accounting adjustments presented above.
Income Taxes
The effective tax rate on income before income taxes is 11.7% for the one month ended January 31, 2010.
In connection with the Company’s adoption of fresh start accounting, we evaluated all temporary timing differences. The Company recorded significant deferred tax liabilities associated with intangible assets and deferred revenue and reduced our deferred tax liabilities to zero related to interest costs and deferred tax assets to zero related to deferred financing costs, which were recognized though the cancellation of our debt. Due to this reduction in tax basis, an incremental deferred tax liability was created, which can be utilized in the Company’s valuation allowance assessment. As a result, the Company has reduced its valuation allowance and is in a net deferred tax liability position of $532.3 million at February 1, 2010.
The discharge of our debt in conjunction with our emergence from Chapter 11 resulted in a tax gain of $5,031.8 million. Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of indebtedness income (“CODI”), which must be included in the Company’s taxable income. However, recognition of CODI is limited for a taxpayer that is a debtor in a reorganization case if the discharge is granted by the Bankruptcy Court or pursuant to a plan of reorganization approved by the Bankruptcy Court. The Plan enabled the Predecessor Company to qualify for this bankruptcy exclusion rule and exclude substantially all of the gain on the settlement of debt obligations and derivative liabilities from taxable income. Under Internal Revenue Code Section 108, the Company has reduced its tax attributes primarily in net operating loss carry-forwards, intangible asset basis, and stock basis.
Net Income and Earnings Per Share
Net income of $6,920.0 million for the one month ended January 31, 2010 is primarily due to the gain on reorganization and fresh start accounting adjustments that comprise reorganization items, net. In addition, net income for the one month ended January 31, 2010 was determined based on the revenue and expense trends and income taxes described above.
See Note 2, “Summary of Significant Accounting Policies,” in Part I — Item 1 of this Quarterly Report on Form 10-Q for further details and computations of the basic and diluted EPS amounts. For the one month ended January 31, 2010, basic EPS was $100.3 and diluted EPS was $100.2.

Non-GAAP Financial Information — Combined Adjusted Results
Management believes that the presentation of Non-GAAP Financial Information — Combined Adjusted Results will help financial statement users better understand the material impact fresh start accounting has on the Company’s results of operations for the two months ended March 31, 2010 and also offers a non-GAAP normalized comparison to GAAP results of the Predecessor Company for the three months ended March 31, 2009. The Non-GAAP Financial Information — Combined Adjusted Results presented below are reconciled to the most comparable GAAP measures. While the Non-GAAP Financial Information — Combined Adjusted Results exclude the effects of fresh start accounting and certain other items, it must be noted that the Non-GAAP Financial Information — Combined Adjusted Results are not comparable to the Predecessor Company’s GAAP results for the three months ended March 31, 2009 and should not be treated as such.
Combined Adjusted Results for the Three Months Ended March 31, 2010
compared to Predecessor Company GAAP Results for the Three Months Ended March 31, 2009
Net Revenues
The components of our combined adjusted net revenues for the three months ended March 31, 2010 and the Predecessor Company GAAP net revenues for the three months ended March 31, 2009 were as follows:

	Successor	Predecessor			Combined	Predecessor
	Company	Company			Adjusted	Company
	Two Months Ended	One Month Ended			Three Months Ended	Three Months Ended
	March 31,	January 31,	Fresh Start		March 31,	March 31,
(amounts in millions)	2010	2010	Adjustments		2010	2009	$ Change	% Change

Gross advertising revenues	$52.3	$161.0	$257.9	(1)	$471.2	$608.2	$(137.0)	(22.5)%
Sales claims and allowances	(2.5)	(3.5)	(4.6	)(1)	(10.6)	(14.2)	3.6	25.4

Net advertising revenues	49.8	157.5	253.3		460.6	594.0	(133.4)	(22.5)
Other revenues	3.3	2.9	1.8(1)		8.0	8.0	—	—

Total	$53.1	$160.4	$255.1		$468.6	$602.0	$(133.4)	(22.2)%

(1)	Represents gross advertising revenues, sales claims and allowances and other revenues for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the two months ended March 31, 2010 absent our adoption of fresh start accounting required under GAAP.
Combined adjusted gross advertising revenues for the three months ended March 31, 2010 decreased $137.0 million, or 22.5%, from the Predecessor Company three months ended March 31, 2009. The decline in combined adjusted gross advertising revenues for the three months ended March 31, 2010 is primarily due to declines in advertising sales over the past twelve months, primarily as a result of declines in new and recurring business, mainly driven by (1) declines in overall advertising spending by our clients, (2) the significant impact of the weak local business conditions on consumer purchasing in our clients’ markets and (3) an increase in competition and more fragmentation in local business search.
Combined adjusted sales claims and allowances for the three months ended March 31, 2010 decreased $3.6 million, or 25.4%, from the Predecessor Company three months ended March 31, 2009. The decline in combined adjusted sales claims and allowances for the three months ended March 31, 2010 is primarily due to lower claims experience as a result of process improvements and operating efficiencies, which improved print copy quality in certain of our markets.

Advertising sales is a non-GAAP statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under GAAP are recognized under the deferral and amortization method. Combined adjusted advertising sales for the three months ended March 31, 2010 were $455.7 million, compared to $561.9 million for the Predecessor Company three months ended March 31, 2009. The $106.2 million, or 18.9%, decrease in combined adjusted advertising sales for the combined adjusted three months ended March 31, 2010 is a result of declines in new and recurring business, mainly driven by (1) declines in overall advertising spending by our clients, (2) the significant impact of the weak local business conditions on consumer purchasing in our clients’ markets and (3) an increase in competition and more fragmentation in local business search. Advertising sales in current periods will be recognized as gross advertising revenues in future periods as a result of the deferral and amortization method of revenue recognition.
Expenses
The components of our combined adjusted total expenses for the three months ended March 31, 2010 and the Predecessor Company GAAP total expenses for the three months ended March 31, 2009 were as follows:

	Successor	Predecessor
	Company	Company			Combined	Predecessor
	Two	One			Adjusted	Company
	Months Ended	Month Ended			Three Months Ended	Three Months Ended
	March 31,	January 31,	Fresh Start		March 31,	March 31,
(amounts in millions)	2010	2010	Adjustments		2010	2009	$ Change	% Change

Production and distribution expenses	$29.0	$27.0	$27.1	(1)	$83.1	$101.9	$(18.8)	(18.4)%
Selling and support expenses	58.4	40.9	27.9	(1)	127.2	152.0	(24.8)	(16.3)
General and administrative expenses	21.7	8.2	—		29.9	41.6	(11.7)	(28.1)
Depreciation and amortization	39.4	20.2	—	(2)	59.6	142.8	(83.2)	(58.3)

Total	$148.5	$96.3	$55.0		$299.8	$438.3	$(138.5)	(31.6)%

(1)	Represents (a) certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the two months ended March 31, 2010 absent our adoption of fresh start accounting required under GAAP, and (b) the exclusion of cost-uplift recorded under fresh start accounting.

(2)	Depreciation and amortization expense has not been adjusted for the increase in fair value of our intangible assets and fixed assets and computer software as a result of our adoption of fresh start accounting, the reduced carrying values of intangible assets resulting from impairment charges recorded by the Predecessor Company during the fourth quarter of 2009 and the associated reduction in remaining useful lives effective January 1, 2010.

Production and Distribution Expenses
Total combined adjusted production and distribution expenses for the three months ended March 31, 2010 were $83.1 million, compared to $101.9 million for the Predecessor Company three months ended March 31, 2009. The primary components of the $18.8 million, or 18.4%, decrease in combined adjusted production and distribution expenses for the three months ended March 31, 2010 were as follows:

Combined
Adjusted Three
Months Ended March
(amounts in millions)	31, 2010

Lower print, paper and distribution expenses	$(10.2)
Lower internet production and distribution expenses	(5.8)
All other, net	(2.8)

Total decrease in combined adjusted production and distribution expenses for the three months ended March 31, 2010	$(18.8)

Combined adjusted print, paper and distribution expenses for the three months ended March 31, 2010 declined $10.2 million, compared to the Predecessor Company three months ended March 31, 2009. This decline is primarily due to lower page volumes associated with declines in print advertisements, negotiated price reductions in our print and paper expenses and favorable paper inventory expenses.
Combined adjusted internet production and distribution expenses for the three months ended March 31, 2010 declined $5.8 million, compared to the Predecessor Company three months ended March 31, 2009, primarily due to lower headcount, partially offset by increased purchased traffic costs incurred to direct traffic to our online properties.
Selling and Support Expenses
Total combined adjusted selling and support expenses for the three months ended March 31, 2010 were $127.2 million, compared to $152.0 million for the Predecessor Company three months ended March 31, 2009. The primary components of the $24.8 million, or 16.3%, decrease in combined adjusted selling and support expenses for the three months ended March 31, 2010 were as follows:

Combined
Adjusted Three Months
(amounts in millions)	Ended March 31, 2010

Lower bad debt expense	$(16.2)
Lower commissions and salesperson expenses	(6.6)
Lower occupancy expenses	(1.7)
All other, net	(0.3)

Total decrease in combined adjusted selling and support expenses for the three months ended March 31, 2010	$(24.8)

Combined adjusted bad debt expense for the three months ended March 31, 2010 declined $16.2 million, compared to the Predecessor Company three months ended March 31, 2009, primarily due to improving local business conditions in certain of our markets as well as effective credit and collections practices. Combined adjusted bad debt expense for the three months ended March 31, 2010 represented 4.6% of our net revenue, compared to 6.3% for the Predecessor Company three months ended March 31, 2009.
Combined adjusted commissions and salesperson expenses for the three months ended March 31, 2010 decreased $6.6 million, compared to the Predecessor Company three months ended March 31, 2009, primarily due to lower advertising sales and its effect on variable-based commissions as well as lower headcount resulting from salesforce efficiencies.
Combined adjusted occupancy expenses for the three months ended March 31, 2010 decreased $1.7 million, compared to the Predecessor Company three months ended March 31, 2009, primarily due to the renegotiation of our leased properties and reduction in the amount of leased properties during the bankruptcy process.

General and Administrative Expenses
Combined adjusted G&A expenses for the three months ended March 31, 2010 were $29.9 million, compared to $41.6 million for the Predecessor Company three months ended March 31, 2009. The primary components of the $11.7 million, or 28.1%, decrease in combined adjusted G&A expenses for the three months ended March 31, 2010 were as follows:

Combined Adjusted
Three Months Ended March
(amounts in millions)	31, 2010

Lower restructuring expenses	$(9.1)
All other, net	(2.6)

Total decrease in combined adjusted G&A expenses for the three months ended March 31, 2010	$(11.7)

Combined adjusted restructuring expenses for the three months ended March 31, 2010 decreased $9.1 million, compared to the Predecessor Company three months ended March 31, 2009, primarily due to lower severance expense and fees associated with outside consultant services.
All other, net primarily consists of the reversal of an accrual associated with the Predecessor Company’s incentive compensation plan during the one month ended January 31, 2010.
Depreciation and Amortization
Combined depreciation and amortization expense for the three months ended March 31, 2010 was $59.6 million, compared to $142.8 million for the Predecessor Company three months ended March 31, 2009. Combined amortization of intangible assets was $46.4 million for the three months ended March 31, 2010, compared to $128.5 million for the Predecessor Company three months ended March 31, 2009. The decrease in combined amortization expense for the three months ended March 31, 2010 is a result of the reduced carrying values of intangible assets subsequent to the impairment charges recorded by the Predecessor Company during the fourth quarter of 2009, partially offset by increased amortization expense resulting from the increase in fair value of our intangible assets as a result of our adoption of fresh start accounting and the reduction of the remaining useful lives of intangible assets associated with the impairment charges recorded by the Predecessor Company during the fourth quarter of 2009.
Combined depreciation of fixed assets and amortization of computer software was $13.2 million for the three months ended March 31, 2010, compared to $14.3 million for the Predecessor Company three months ended March 31, 2009. The decrease in combined depreciation expense for the three months ended March 31, 2010 was primarily due to the acceleration of depreciation on fixed assets no longer in service during the three months ended March 31, 2009, partially offset by the increase in depreciation expense for the combined three months ended March 31, 2010 as a result of the increase in fair value of our fixed assets and computer software in conjunction with our adoption of fresh start accounting.

Operating Income (Loss)
Combined adjusted operating income for the three months ended March 31, 2010 and the Predecessor Company GAAP operating income for the three months ended March 31, 2009 was as follows:

	Successor	Predecessor			Combined	Predecessor
	Company	Company			Adjusted	Company
	Two Months Ended	One Month Ended			Three Months Ended	Three Months Ended
	March 31,	January 31,	Fresh Start		March 31,	March 31,
(amounts in millions)	2010	2010	Adjustments		2010	2009	$ Change	% Change

Total	$(95.4)	$64.1	$200.1	(1)	$168.8	$163.6	$5.2	3.2%

(1)	Represents the net effect of eliminating (a) gross advertising revenues, sales claims and allowances, other revenues and certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the two months ended March 31, 2010 absent our adoption of fresh start accounting required under GAAP, and (b) the exclusion of cost-uplift recorded under fresh start accounting.
Combined adjusted operating income for the three months ended March 31, 2010 of $168.8 million, compares to operating income of $163.6 million for the Predecessor Company three months ended March 31, 2009. The increase in combined adjusted operating income for the three months ended March 31, 2010 is due to the significant decline in amortization expense associated with our intangible assets and lower operating expenses described above, offset by declines in net revenues described above.

LIQUIDITY AND CAPITAL RESOURCES
The following table presents the fair market value of our long-term debt at March 31, 2010 based on quoted market prices on that date, as well as the carrying value of our long-term debt at March 31, 2010, which includes $114.7 million of unamortized fair value adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date. See Item 1, “Financial Statements — Unaudited” — Note 3 “Fresh Start Accounting” for additional information.

	Successor Company
	Fair Market Value	Carrying Value
	March 31, 2010	March 31, 2010

RHDI Amended and Restated Credit Facility	$1,127,257	$1,141,490
Dex Media East Amended and Restated Credit Facility	828,710	848,949
Dex Media West Amended and Restated Credit Facility	801,412	826,477
Dex One 12%/14% Senior Subordinated Notes due 2017	304,500	300,000

Total Dex One consolidated	3,061,879	3,116,916
Less current portion	241,739	228,860

Long-term debt	$2,820,140	$2,888,056

RHDI Amended and Restated Credit Facility
As of March 31, 2010, the outstanding balance under the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”) totaled $1,141.5 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:
•	The highest (subject to a floor of 4.00%) of (i) the Prime Rate (as defined in the RHDI Amended and Restated Credit Facility), (ii) the Federal Funds Effective Rate (as defined in the RHDI Amended and Restated Credit Facility) plus 0.50%, and (iii) one month LIBOR plus 1.00% in each case, plus an interest rate margin for base rate loans. The interest rate margin for base rate loans is initially 5.25% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 5.25% per annum if RHDI’s consolidated leverage ratio is greater than or equal to 4.25 to 1.00, and equal to 5.00% per annum if RHDI’s consolidated leverage ratio is less than 4.25 to 1.00; or

•	The higher of (i) LIBOR rate and (ii) 3.00%, in each case, plus an interest rate margin for Eurodollar loans. The interest rate margin for Eurodollar loans is initially 6.25% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 6.25% per annum if RHDI’s consolidated leverage ratio is greater than or equal to 4.25 to 1.00, and equal to 6.00% per annum if RHDI’s consolidated leverage ratio is less than 4.25 to 1.00. RHDI may elect interest periods of 1, 2, 3 or 6 months for LIBOR borrowings.
The RHDI Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.25% at March 31, 2010.
Dex Media East Amended and Restated Credit Facility
As of March 31, 2010, the outstanding balance under the amended and restated Dex Media East credit facility (“Dex Media East Amended and Restated Credit Facility”) totaled $848.9 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:
•	The highest of (i) the Prime Rate (as defined in the Dex Media East Amended and Restated Credit Facility), (ii) the Federal Funds Effective Rate (as defined in the Dex Media East Amended and Restated Credit Facility) plus 0.50%, and (iii) one month LIBOR plus 1.00% in each case, plus an interest rate margin for base rate loans. The interest rate margin for base rate loans is initially 1.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 1.50% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 1.25% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 1.00% per annum if DME Inc.’s consolidated leverage ratio is less than 2.50 to 1.00; or

•	The LIBOR rate plus an interest rate margin for Eurodollar loans. The interest rate margin for Eurodollar loans is initially 2.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 2.50% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 2.25% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 2.00% per annum if DME Inc.’s consolidated leverage ratio is less than 2.50 to 1.00. DME Inc. may elect interest periods of 1, 2, 3 or 6 months for LIBOR borrowings.
The Dex Media East Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 2.76% at March 31, 2010.
Dex Media West Amended and Restated Credit Facility
As of March 31, 2010, the outstanding balance under the amended and restated Dex Media West credit facility (“Dex Media West Amended and Restated Credit Facility”) totaled $826.5 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:
•	The highest (subject to a floor of 4.00%) of (i) the Prime Rate (as defined in the Dex Media West Amended and Restated Credit Facility), (ii) the Federal Funds Effective Rate (as defined in the Dex Media West Amended and Restated Credit Facility) plus 0.50%, and (iii) one month LIBOR plus 1.00% in each case, plus an interest rate margin for base rate loans. The interest rate margin for base rate loans is initially 3.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 3.50% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 3.25% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 3.00% per annum if DMW Inc.’s consolidated leverage ratio is less than 2.50 to 1.00; or

•	The higher of (i) LIBOR rate and (ii) 3.00%, in each case, plus an interest rate margin for Eurodollar loans. The interest rate margin for Eurodollar loans is initially 4.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 4.50% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 4.25% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 4.00% per annum if DMW Inc.’s consolidated leverage ratio is less than 2.50 to 1.00. DMW Inc. may elect interest periods of 1, 2, 3 or 6 months for LIBOR borrowings.
The Dex Media West Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.50% at March 31, 2010.
Each of the amended and restated credit facilities described above includes an uncommitted revolving credit facility available for borrowings up to $40.0 million. The availability of such uncommitted revolving credit facility is subject to certain conditions including the prepayment of the term loans under each of the amended and restated credit facilities in an amount equal to such revolving credit facility.
The amended and restated credit facilities contain provisions for prepayment from net proceeds of asset dispositions, equity issuances and debt issuances subject to certain exceptions, from a ratable portion of the net proceeds received by the Company from asset dispositions by the Company, subject to certain exceptions, and from a portion of excess cash flow.

Each of the amended and restated credit facilities described above contain certain covenants that, subject to exceptions, limit or restrict each borrower and its subsidiaries’ incurrence of liens, investments (including acquisitions), sales of assets, indebtedness, payment of dividends, distributions and payments of certain indebtedness, sale and leaseback transactions, swap transactions, affiliate transactions, capital expenditures and mergers, liquidations and consolidations. Each amended and restated credit facility also contains certain covenants that, subject to exceptions, limit or restrict each borrower’s incurrence of liens, indebtedness, ownership of assets, sales of assets, payment of dividends or distributions or modifications of the Dex One Senior Subordinated Notes. Each borrower is required to maintain compliance with a consolidated leverage ratio covenant. RHDI and DMW Inc. are also required to maintain compliance with a consolidated interest coverage ratio covenant. DMW Inc. is also required to maintain compliance with a consolidated senior secured leverage ratio covenant. The Dex Media West Amended and Restated Credit Agreement includes an option for additional covenant relief under the senior secured leverage covenant through the fourth quarter of 2011, subject to increased amortization of the loans through the first quarter of 2012, an increase in the excess cash flow sweep for 2010 and 2011 and payment of a 25 basis point fee ratably to the lenders under the Dex Media West Amended and Restated Credit Agreement.
On March 31, 2010, the Company exercised the Senior Secured Leverage Ratio Election, as defined in the Dex Media West Amended and Restated Credit Agreement. The Company incurred a fee of $2.1 million to exercise this option.
The obligations under each of the amended and restated credit facilities are guaranteed by the subsidiaries of the borrower and are secured by a lien on substantially all of the borrower’s and its subsidiaries’ tangible and intangible assets, including a pledge of the stock of their respective subsidiaries, as well as a mortgage on certain real property, if any.
Pursuant to a shared guaranty and collateral agreement and subject to an intercreditor agreement among the administrative agents under each of the amended and restated credit facilities, the Company and, subject to certain exceptions, certain subsidiaries of the Company, guaranty the obligations under each of the amended and restated credit facilities and the obligations are secured by a lien on substantially all of such guarantors’ tangible and intangible assets (other than the assets of the Company’s subsidiary, Business.com, Inc.), including a pledge of the stock of their respective subsidiaries, as well as a mortgage on certain real property, if any.
Dex One Senior Subordinated Notes
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
The indenture governing the Dex One Senior Subordinated Notes contains certain covenants that, subject to certain exceptions, among other things, limit or restrict the Company’s (and, in certain cases, the Company’s restricted subsidiaries’) incurrence of indebtedness, making of certain restricted payments, incurrence of liens, entry into transactions with affiliates, conduct of its business and the merger, consolidation or sale of all or substantially all of its property. The indenture governing the Dex One Senior Subordinated Notes also requires the Company to offer to repurchase the Dex One Senior Subordinated Notes at par after certain changes of control involving the Company or the sale of substantially all of the assets of the Company. Holders of the Dex One Senior Subordinated Notes also may cause the Company to repurchase the Dex One Senior Subordinated Notes at a price of 101% of the principal amount upon the incurrence by the Company of certain acquisition indebtedness.

The Dex One Senior Subordinated Notes are redeemable at our option beginning in 2011 at the following prices (as a percentage of face value):

Redemption Year	Price
2011	106.000%
2012	102.000%
2013	101.000%
2014 and thereafter	100.000%
On the Effective Date and in accordance with the Plan, $6.1 billion of the Predecessor Company’s notes in default, which are presented as long-term debt subject to compromise in the table below, were exchanged for (a) 100% of the reorganized Dex One equity and (b) $300.0 million of the Dex One Senior Subordinated Notes issued to the holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011 on a pro rata basis in addition to their share of the reorganized Dex One equity. In accordance with the Plan, the Predecessor Company’s existing credit facilities were amended and restated on the Effective Date, the terms and conditions of which are noted above. The following table presents the carrying value of the Predecessor Company’s long-term debt at December 31, 2009. As a result of filing the Chapter 11 petitions and the Plan, we do not believe that it is meaningful to present the fair market value of our long-term debt at December 31, 2009.

	Predecessor Company
	Notes in Default	Credit Facilities
	December 31, 2009
RHD
6.875% Senior Notes due 2013	$206,791	$—
6.875% Series A-1 Senior Discount Notes due 2013	320,903	—
6.875% Series A-2 Senior Discount Notes due 2013	483,365	—
8.875% Series A-3 Senior Notes due 2016	1,012,839	—
8.875% Series A-4 Senior Notes due 2017	1,229,760	—

R.H. Donnelley Inc.
Credit Facility	—	1,424,048
11.75% Senior Notes due 2015	412,871	—

Dex Media, Inc.
8% Senior Notes due 2013	500,000	—
9% Senior Discount Notes due 2013	749,857	—

Dex Media East
Credit Facility	—	1,039,436

Dex Media West
Credit Facility	—	1,091,292
8.5% Senior Notes due 2010	385,000	—
5.875% Senior Notes due 2011	8,720	—
9.875% Senior Subordinated Notes due 2013	761,650	—

Total Predecessor Company consolidated	6,071,756	3,554,776
Less current portion not subject to compromise	—	993,528

Long-term debt subject to compromise	$6,071,756	—

Long-term debt not subject to compromise		$2,561,248

Impact of Fresh Start Accounting
In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our amended and restated credit facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $5.5 million for the two months ended March 31, 2010. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our amended and restated credit facilities, of which $114.7 million remains unamortized at March 31, 2010, as shown in the following table.

			Outstanding Debt at
		Unamortized Fair	March 31, 2010 Excluding
	Carrying Value at	Value Adjustments	the Impact of Unamortized
	March 31, 2010	at March 31, 2010	Fair Value Adjustments

RHDI Amended and Restated Credit Facility	$1,141,490	$17,644	$1,159,134
Dex Media East Amended and Restated Credit Facility	848,949	82,186	931,135
Dex Media West Amended and Restated Credit Facility	826,477	14,901	841,378
Dex One 12%/14% Senior Subordinated Notes due 2017	300,000	—	300,000

Total	$3,116,916	$114,731	$3,231,647

See Item 1, “Financial Statements — Unaudited” — Note 3, “Fresh Start Accounting” for a presentation of the impact of emergence from reorganization and fresh start accounting on our financial position.
Impact of Dex Media Merger
In conjunction with our acquisition of Dex Media (“Dex Media Merger”) and as a result of purchase accounting required under GAAP, the Predecessor Company recorded Dex Media’s debt at its fair value on January 31, 2006. The Predecessor Company recognized an offset to interest expense in each period subsequent to the Dex Media Merger through May 28, 2009 for the amortization of the corresponding fair value adjustment. The offset to interest expense was $4.7 million for the three months ended March 31, 2009. The offset to interest expense was to be recognized over the life of the respective debt, however due to filing the Chapter 11 petitions, unamortized fair value adjustments at May 28, 2009 of $78.5 million were written-off and recognized as a reorganization item during 2009.
Issuance of New Common Stock
Upon emergence from Chapter 11 and pursuant to the Plan, all of the issued and outstanding shares of the Predecessor Company’s common stock and any other outstanding equity securities of the Predecessor Company including all stock options, SARs and restricted stock, were cancelled. On the Effective Date, the Company issued an aggregate amount of 50,000,001 shares of new common stock, par value $.001 per share. See Item 1, “Financial Statements — Unaudited” — Note 10, “Capital Stock” for additional information regarding our new common stock.
Registration Rights Agreement
On the Effective Date and pursuant to the Plan, the Company entered into a Registration Rights Agreement (the “Agreement”), requiring the Company to register with the SEC certain shares of its common stock and/or the Dex One Senior Subordinated Notes upon the request of one or more Eligible Holders (as defined in the Agreement), in accordance with the terms and conditions set forth therein. On April 8, 2010 and pursuant to the Agreement, the Company filed a shelf registration statement to register for resale by Franklin Advisers, Inc. and certain of its affiliates 15,262,488 shares of our common stock and $116.6 million aggregate principal amount of the Dex One Senior Subordinated Notes. These securities were registered pursuant to the Agreement to permit the sale of the securities from time to time at fixed prices, prevailing market prices at the times of sale, prices related to the prevailing market prices, varying prices determined at the times of sale or negotiated prices. The shelf registration statement became effective on April 16, 2010.

Liquidity and Cash Flows
The Company’s primary sources of liquidity are existing cash on hand and cash flows generated from operations. The Company’s primary liquidity requirements will be to fund operations and service its indebtedness.
The Company’s ability to meet its debt service requirements will be dependent on its ability to generate sufficient cash flows from operations. The primary sources of cash flows will consist mainly of cash receipts from the sale of our marketing products and marketing services and can be impacted by, among other factors, general local business conditions, an increase in competition and more fragmentation in the local business search market, consumer confidence and the level of demand for our advertising products and services.
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
See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Trends Related to Our Business,” for additional information related to trends and uncertainties with respect to our business.
Successor Company
Aggregate outstanding debt at March 31, 2010 was $3,116.9 million, which includes fair value adjustments of $114.7 million required by GAAP in connection with the Company’s adoption of fresh start accounting. During the two months ended March 31, 2010, we made scheduled and accelerated principal payments of $153.2 million under our amended and restated credit facilities. For the two months ended March 31, 2010, we made aggregate net cash interest payments of $19.2 million. At March 31, 2010, we had $147.5 million of cash and cash equivalents before checks not yet presented for payment of $3.3 million.
Cash provided by operating activities was $105.3 million for the two months ended March 31, 2010 and included net income, non-cash items, net primarily related to a deferred income tax benefit, offset by depreciation and amortization, and changes in assets and liabilities primarily driven by changes in deferred income taxes.
Cash used in investing activities for the two months ended March 31, 2010 was $6.4 million and relates to the purchase of fixed assets, primarily computer equipment, software and leasehold improvements.
Cash used in financing activities for the two months ended March 31, 2010 was $150.8 million and includes the following:
•	$153.2 million in principal payments on our amended and restated credit facilities.

•	$0.9 million in other financing costs.

•	$3.3 million in the increased balance of checks not yet presented for payment.

Predecessor Company
During the one month ended January 31, 2010, the Predecessor Company made principal payments of $511.3 million under its credit facilities in accordance with the Plan and in conjunction with our emergence from Chapter 11 and made aggregate net cash interest payments of $15.5 million.
Cash provided by operating activities was $71.7 million for the one month ended January 31, 2010 and included net income, non-cash items, net primarily related to non-cash reorganization items, net, offset by a deferred income tax provision and depreciation and amortization, and changes in assets and liabilities primarily driven by changes in deferred income taxes and pension and postretirement long-term liabilities.
Cash used in investing activities for the one month ended January 31, 2010 was $1.8 million and relates to the purchase of fixed assets, primarily computer equipment, software and leasehold improvements.
Cash used in financing activities for the one month ended January 31, 2010 was $536.5 million and includes the following:
•	$511.3 million in principal payments on term loans under the Predecessor Company’s credit facilities in accordance with the Plan and in conjunction with our emergence from Chapter 11.

•	$22.1 million in costs associated with the issuance of the Dex One Senior Subordinated Notes and other financing related costs.

•	$3.1 million in the decreased balance of checks not yet presented for payment.
Cash provided by operating activities was $56.1 million for the three months ended March 31, 2009 and included net loss, non-cash items, net primarily related to a deferred income tax provision, depreciation and amortization and the provision for bad debts, and changes in assets and liabilities primarily related to changes in deferred directory revenues, timing of accounts payable and accrued liabilities and changes in pension and postretirement long-term liabilities.
Cash used in investing activities for the three months ended March 31, 2009 was $3.9 million and relates to the purchase of fixed assets, primarily computer equipment, software and leasehold improvements.
Cash provided by financing activities for the three months ended March 31, 2009 was $349.9 million and includes the following:
•	$22.0 million in scheduled principal payments on term loans under the Predecessor Company’s credit facilities.

•	$361.0 million in borrowings under the Predecessor Company’s revolvers. The Predecessor Company made the borrowings under the various revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.

•	$10.9 million in the increased balance of checks not yet presented for payment.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
Contractual Obligations
The contractual obligations table presented below sets forth our annual commitments for principal and interest payments on our debt as of March 31, 2010. The debt repayments as presented in this table include the scheduled principal payments under the current debt agreements as well as an estimate of additional debt repayments resulting from cash flow sweep requirements under our amended and restated credit facilities. Our amended and restated credit facilities require that a certain percentage of annual excess cash flow, as defined in the debt agreements, be used to repay amounts under the amended and restated credit facilities. The debt repayments also exclude fair value adjustments required by GAAP as a result of our adoption of fresh start accounting of $114.7 million, as these adjustments do not impact our payment obligations. There have not been any material changes to the other contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

	Payment Due by Period
		Less than	1-3	3-5	More than 5
(amounts in millions)	Total	1 Year	Years	Years	Years

Long-term debt (1)	$3,231.6	$260.0	$624.8	$2,046.8	$300.0
Interest on long-term debt (2)	1,084.6	230.2	424.2	364.4	65.8

Total long-term debt and related interest contractual obligations	$4,316.2	$490.2	$1,049.0	$2,411.2	$365.8

(1)	Included in long-term debt are principal amounts owed under the amended and restated credit facilities and the Dex One Senior Subordinated Notes, including the current portion of long-term debt and an estimate of additional debt repayments resulting from cash flow sweep requirements under our amended and restated credit facilities, as of March 31, 2010.

(2)	Interest on debt represents cash interest payment obligations assuming all indebtedness as of March 31, 2010 will be paid in accordance with its contractual maturity and assumes interest rates on variable interest debt as of March 31, 2010 will remain unchanged in future periods.
Please refer to “Liquidity and Capital Resources” for information on the amended and restated credit facilities and the Dex One Senior Subordinated Notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk and Risk Management
The Company’s amended and restated credit facilities each bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. To satisfy our objectives and requirements, the Company has entered into interest rate swap and interest rate cap agreements, which have not been designated as cash flow hedges, to manage our exposure to interest rate fluctuations on our variable rate debt.
The Company has entered into the following interest rate swaps that effectively convert approximately $500.0 million, or 18%, of the Company’s variable rate debt to fixed rate debt as of March 31, 2010. At March 31, 2010, approximately 90% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 26% of our total debt portfolio as of March 31, 2010. The interest rate swaps mature at varying dates from February 2012 through January 2013.
Interest Rate Swaps — Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$300	(2)	1.20% - 1.796%	February 29, 2012 — February 28, 2013
March 5, 2010	100	(1)	1.668%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013

Total	$500

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.5%. The weighted average rate received on our interest rate swaps was 0.2% for the two months ended March 31, 2010. These periodic payments and receipts are recorded as interest expense.
Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the cap rates noted in the table below. The Company paid $2.1 million for the interest rate cap agreements entered into during the two months ended March 31, 2010. We are not required to make any future payments related to these interest rate cap agreements.
Interest Rate Caps — RHDI

Effective Dates	Notional Amount		Cap Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$200	(3)	3.0% - 3.5%	February 28, 2012 — February 28, 2013
March 8, 2010	100	(4)	3.5%	January 31, 2013
March 10, 2010	100	(4)	3.0%	April 30, 2012

Total	$400

(1)	Consists of one swap

(2)	Consists of three swaps

(3)	Consists of two caps

(4)	Consists of one cap
We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it is not subject to credit risk. The Company minimizes the credit risk in derivative financial instruments by entering into transactions with major financial institutions with credit ratings of AA- or higher, or the equivalent dependent upon the credit rating agency.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
Market Risk Sensitive Instruments
All derivative financial instruments are recognized as either assets or liabilities on the condensed consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair values of our interest rate swaps and interest rate caps are determined based on quoted market prices. These derivative instruments have not been designated as cash flow hedges and as such, the initial fair value and any subsequent gains or losses on the change in the fair value of the interest rate swaps and interest rate caps are reported in earnings as a component of interest expense. Any gains or losses related to the quarterly fair value adjustments are presented as an operating activity on the condensed consolidated statements of cash flows.
For derivative instruments that are designated as cash flow hedges and that are determined to provide an effective hedge, the differences between the fair value and the book value of the derivative instruments are recognized in accumulated other comprehensive income (loss), a component of shareholders’ equity (deficit).

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specific in the Securities and Exchanges Commission’s rules and forms.
(b) Changes in Internal Controls
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
Beginning on October 23, 2009, a series of putative securities class action lawsuits were commenced in the United States District Court for the District of Delaware on behalf of all persons who purchased or otherwise acquired the Company’s publicly traded securities between July 26, 2007 and the time the Company filed for bankruptcy on May 28, 2009, alleging that certain Company officers issued false and misleading statements regarding the Company’s business and financial condition and seeking damages and equitable relief. On December 7, 2009, a putative ERISA class action lawsuit was commenced in the United States District Court for the Northern District of Illinois on behalf of certain participants in or beneficiaries of the R.H. Donnelley 401(k) Savings Plan at any time between July 26, 2007 and the time the lawsuit was filed and whose plan accounts included investments in R.H. Donnelley common stock. The putative ERISA class action complaint contains allegations against certain current and former Company directors, officers and employees similar to those set forth in the putative securities class action lawsuit as well as allegations of breaches of fiduciary duties under ERISA and seeks damages and equitable relief. On December 18, 2009, a lawsuit was filed in California state court by certain former shareholders of the Company alleging that certain Company officers issued false and misleading statements regarding the Company’s business and financial condition and seeking damages and equitable relief. This case was removed to the United States District Court for the Central District of California on February 4, 2010. On April 27, 2010, this case was dismissed for lack of personal jurisdiction over the named defendants. The Company believes the allegations set forth in all of these lawsuits are without merit and intends to vigorously defend any and all such actions pursued against the Company and/or its current and former officers, employees and directors.
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

Item 6. Exhibits

Exhibit No.	Document
31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2010, by David C. Swanson, Chairman and Chief Executive Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2010 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2010, under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for Dex One Corporation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEX ONE CORPORATION
Date: May 13, 2010	By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Sylvester J. Johnson
Sylvester J. Johnson
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document
31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2010 by David C. Swanson, Chairman and Chief Executive Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2010 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2010 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for Dex One Corporation

*	Filed herewith.