Form 10-Q
period 2010-06-30
DEX ONE Corp
filed 2010-08-11
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☑ No ☐
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Title of class	Shares Outstanding at July 31, 2010
Common Stock, par value $.001 per share	50,015,691

DEX ONE CORPORATION
INDEX TO FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at June 30, 2010 (Successor Company) and December 31, 2009 (Predecessor Company)	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and five months ended June 30, 2010 (Successor Company), the one month ended January 31, 2010 and the three and six months ended June 30, 2009 (Predecessor Company)	4

Condensed Consolidated Statements of Cash Flows for the five months ended June 30, 2010 (Successor Company), the one month ended January 31, 2010 and the six months ended June 30, 2009 (Predecessor Company)	5

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the five months ended June 30, 2010 (Successor Company) and the one month ended January 31, 2010 (Predecessor Company)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3. Quantitative and Qualitative Disclosures About Market Risk	77

Item 4. Controls and Procedures	79

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	80

Item 1A Risk Factors	80

Item 6. Exhibits	81

SIGNATURES	82
EX-31.1
EX-31.2
EX-32.1

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Dex One Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Successor Company	Predecessor Company
(in thousands, except share data)	June 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$121,755	$665,940
Accounts receivable:
Billed	211,492	244,048
Unbilled	599,537	636,350
Allowance for doubtful accounts	(54,557)	(54,612)

Net accounts receivable	756,472	825,786
Deferred directory costs	133,084	138,061
Prepaid expenses and other current assets	61,479	90,928

Total current assets	1,072,790	1,720,715

Fixed assets and computer software, net	197,506	157,272
Deferred income taxes, net	—	399,885
Other non-current assets	4,489	62,699
Intangible assets, net	2,463,363	2,158,223
Goodwill, net	1,344,784	—

Total Assets	$5,082,932	$4,498,794

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities Not Subject to Compromise
Accounts payable and accrued liabilities	$119,215	$168,488
Short-term deferred income taxes, net	47,345	108,184
Accrued interest	33,274	4,643
Deferred directory revenues	564,015	848,775
Current portion of long-term debt	165,524	993,528

Total current liabilities not subject to compromise	929,373	2,123,618

Long-term debt	2,809,480	2,561,248
Deferred income taxes, net	294,803	—
Other non-current liabilities	109,227	380,163

Total liabilities not subject to compromise	4,142,883	5,065,029

Liabilities subject to compromise	—	6,352,813

Commitments and contingencies

Shareholders’ Equity (Deficit)
Successor Company common stock, par value $.001 per share, authorized — 300,000,000 shares; issued and outstanding–50,015,691 shares at June 30, 2010	50	—
Predecessor Company common stock, par value $1 per share, authorized — 400,000,000 shares; issued–88,169,275 shares and outstanding–68,955,674 shares at December 31, 2009	—	88,169
Additional paid-in capital	1,452,704	2,442,549
Accumulated deficit	(512,705)	(9,137,160)
Predecessor Company treasury stock, at cost, 19,213,601 shares at December 31, 2009	—	(256,114)
Accumulated other comprehensive loss	—	(56,492)

Total shareholders’ equity (deficit)	940,049	(6,919,048)

Total Liabilities and Shareholders’ Equity (Deficit)	$5,082,932	$4,498,794

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Successor Company		Predecessor Company
	Three Months Ended	Five Months Ended	One Month Ended	Three Months Ended	Six Months Ended
(in thousands, except per share data)	June 30, 2010	June 30, 2010	January 31, 2010	June 30, 2009	June 30, 2009
Net revenues	$160,891	$214,035	$160,372	$565,628	$1,167,615

Expenses:
Production and distribution expenses (exclusive of depreciation and amortization shown separately below)	51,476	80,485	27,069	92,739	194,640
Selling and support expenses	93,502	151,855	40,882	160,736	312,738
General and administrative expenses	40,202	61,930	8,186	25,973	67,568
Depreciation and amortization	59,581	99,005	20,161	142,322	285,167
Impairment charges	769,674	769,674	—	—	—

Total expenses	1,014,435	1,162,949	96,298	421,770	860,113

Operating income (loss)	(853,544)	(948,914)	64,074	143,858	307,502

Interest expense, net	(73,423)	(122,357)	(19,656)	(161,469)	(360,305)

Income (loss) before reorganization items, net and income taxes	(926,967)	(1,071,271)	44,418	(17,611)	(52,803)

Reorganization items, net	—	—	7,793,132	(70,781)	(70,781)

Income (loss) before income taxes	(926,967)	(1,071,271)	7,837,550	(88,392)	(123,584)

(Provision) benefit for income taxes	157,044	558,566	(917,541)	12,910	(353,108)

Net income (loss)	$(769,923)	$(512,705)	$6,920,009	$(75,482)	$(476,692)

Earnings (loss) per share:
Basic	$(15.39)	$(10.25)	$100.3	$(1.10)	$(6.92)

Diluted	$(15.39)	$(10.25)	$100.2	$(1.10)	$(6.92)

Shares used in computing earnings (loss) per share:
Basic	50,016	50,013	69,013	68,918	68,892

Diluted	50,016	50,013	69,052	68,918	68,892

Comprehensive Income (Loss)
Net income (loss)	$(769,923)	$(512,705)	$6,920,009	$(75,482)	$(476,692)
Amortization of gain (loss) on interest rate swaps, net of tax	—	—	1,083	(4,212)	(3,884)
Benefit plans adjustment, net of tax	—	—	(4,535)	17,215	17,232

Comprehensive income (loss)	$(769,923)	$(512,705)	$6,916,557	$(62,479)	$(463,344)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor Company	Predecessor Company
	Five Months	One Month	Six Months
	Ended	Ended	Ended
	June 30,	January 31,	June 30,
(in thousands)	2010	2010	2009
Cash Flows Provided By Operating Activities	$240,060	$71,741	$176,622

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(15,192)	(1,766)	(9,846)

Net cash used in investing activities	(15,192)	(1,766)	(9,846)

Cash Flows from Financing Activities
Credit facilities repayments	(303,436)	(511,272)	(229,415)
Debt issuance and other financing costs	(2,785)	(22,096)	—
Revolver borrowings	—	—	361,000
Revolver repayments	—	—	(18,749)
Increase (decrease) in checks not yet presented for payment	3,653	(3,092)	(3,864)

Net cash provided by (used in) financing activities	(302,568)	(536,460)	108,972

Increase (decrease) in cash and cash equivalents	(77,700)	(466,485)	275,748
Cash and cash equivalents, beginning of year	199,455	665,940	131,199

Cash and cash equivalents, end of period	$121,755	$199,455	$406,947

Supplemental Information:
Cash paid:
Interest, net	$69,263	$15,460	$282,839

Income taxes, net	$2,148	$—	$1,062

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

					Accumulated
					Other	Total
	Common	Additional	Accumulated	Treasury	Comprehensive	Shareholders’
(in thousands)	Stock	Paid-in Capital	Deficit	Stock	Income (Loss)	Equity (Deficit)

Balance, December 31, 2009 (Predecessor Company)	$88,169	$2,442,549	$(9,137,160)	$(256,114)	$(56,492)	$(6,919,048)
Net income	—	—	6,920,009	—	—	6,920,009
Compensatory stock awards	—	613	—	—	—	613
Other adjustments related to compensatory stock awards	—	(103)	—	103	—	—
Amortization of gain on interest rate swaps, net of tax	—	—	—	—	1,083	1,083
Benefit plans adjustment, net of tax	—	—	—	—	(4,535)	(4,535)
Cancellation of Predecessor Company common stock	(88,169)	—	—	—	—	(88,169)
Elimination of Predecessor Company additional paid-in capital, accumulated deficit, treasury stock and accumulated other comprehensive loss	—	(2,443,059)	2,217,151	256,011	59,944	90,047

Balance, January 31, 2010 (Predecessor Company)	$—	$—	$—	$—	$—	$—

Issuance of Successor Company Common Stock	$50	$—	$—	$—	$—	$50
Establishment of Successor Company additional paid-in capital	—	1,450,734	—	—	—	1,450,734

Balance, February 1, 2010 (Successor Company)	50	1,450,734	—	—	—	1,450,784
Net loss	—	—	(512,705)	—	—	(512,705)
Compensatory stock awards	—	1,970	—	—	—	1,970

Balance, June 30, 2010 (Successor Company)	$50	$1,452,704	$(512,705)	$—	$—	$940,049

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data and where otherwise indicated)
1. Business and Basis of Presentation
The interim condensed consolidated financial statements of Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” the “Successor Company,” the “Company,” “we,” “us” and “our”) have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to this Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The interim condensed consolidated financial statements include the accounts of Dex One and its direct and indirect wholly-owned subsidiaries. As of June 30, 2010, R.H. Donnelley Corporation, R.H. Donnelley Inc. (“RHDI”), Dex Media, Inc. (“Dex Media”), Business.com, Inc. (“Business.com”) and Dex One Service, Inc. (“Dex One Service”) were our only direct wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
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
Retirement of Chairman and Chief Executive Officer
Effective May 28, 2010 (the “Separation Date”), our Chairman and Chief Executive Officer, David C. Swanson, retired from the Company. The Company’s Board of Directors (the “Board”) has established an Executive Oversight Committee comprised of three of the Board’s current directors, Jonathan B. Bulkeley, W. Kirk Liddell and Mark A. McEachen, to lead the Company on an interim basis. Mr. Liddell serves as the Company’s Interim Principal Executive Officer and current Board member, Alan F. Schultz, serves as the non-executive Chairman of the Board.
In connection with Mr. Swanson’s retirement, the Company entered into a Separation Agreement with Mr. Swanson (the “Separation Agreement”) on May 20, 2010. The Separation Agreement provides that Mr. Swanson will receive severance benefits to which he is entitled under his Amended and Restated Employment Agreement (the “Employment Agreement”), in connection with a termination not for Cause following a Change of Control (as such terms are defined in the Employment Agreement). In accordance with the Separation Agreement, Mr. Swanson received a lump-sum separation payment of $6.4 million plus accrued and unpaid salary and vacation days totaling $0.5 million during the three months ended June 30, 2010 and will receive a pro rata portion of his 2010 annual bonus totaling $0.4 million no later than March 15, 2011.

In accordance with the Separation Agreement, the Company will reimburse Mr. Swanson for the costs of obtaining term life insurance coverage from the Separation Date until the earlier of (i) December 31, 2013 and (ii) the date on which Mr. Swanson becomes employed or self-employed. In addition, the Company will reimburse Mr. Swanson for costs of obtaining health, medical and dental insurance and long-term disability insurance benefits from the Separation Date until the earlier of (i) May 31, 2013 and (ii) the date on which Mr. Swanson becomes employed or self-employed. Mr. Swanson will also be reimbursed for costs of financial planning and outplacement services, dues for continuing his health club and country club memberships and executive health expenses during this period. He will also have access to periodic administrative and technical support through the end of 2010.
Following the Separation Date, Mr. Swanson has no equity interest in the Company or any of its affiliates or subsidiaries other than 25,320 previously issued and currently vested stock appreciation rights in the Company. All other unvested stock appreciation rights held by Mr. Swanson have terminated. Mr. Swanson will continue to participate in the Company’s 2009 Long Term Incentive Plan (“LTIP”) and will be eligible to receive payment of up to $3.5 million under the LTIP subject to satisfaction of the performance standards contained in the LTIP. Mr. Swanson will also receive $5.7 million in full satisfaction for amounts due to him under certain non-qualified pension plans and $0.5 million associated with his vested benefits under the Company’s qualified pension plan and under the R.H. Donnelley Corporation Restoration Plan. Pursuant to the Separation Agreement, Mr. Swanson agreed to release the Company from, among other things, all claims, demands, damages, actions or rights of action of any nature, arising out of or related to or based upon his employment with the Company. Mr. Swanson further agreed to comply with and be bound by a 12 month non-competition and non-solicitation covenant beginning on the Separation Date and covenants prohibiting disclosure of the Company’s confidential information.
Reclassifications
Certain prior period amounts included in the condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. Purchased traffic costs incurred to direct traffic to our online properties have been reclassified from advertising expense, a component of selling and support expenses, to production and distribution expenses in the condensed consolidated statements of operations. In addition, information technology expenses have been reclassified from production and distribution expenses to general and administrative expenses in the condensed consolidated statements of operations. These reclassifications had no impact on operating income or net loss for the three and six months ended June 30, 2009. The tables below summarize these reclassifications.

	Three Months Ended June 30, 2009
	As
	Previously		As
	Reported	Reclass	Reclassified

Production and distribution expenses	$88,499	$4,240	$92,739
Selling and support expenses	172,184	(11,448)	160,736
General and administrative expenses	18,765	7,208	25,973

	Six Months Ended June 30, 2009
	As
	Previously		As
	Reported	Reclass	Reclassified

Production and distribution expenses	$184,651	$9,989	$194,640
Selling and support expenses	337,068	(24,330)	312,738
General and administrative expenses	53,227	14,341	67,568
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
•	On the Effective Date, in accordance with the Plan, the Company issued the following number of shares of Dex One common stock: (i) approximately 10.5 million shares, representing 21.0% of total outstanding common stock, to all holders of notes issued by RHD; (ii) approximately 11.65 million shares, representing 23.3% of total outstanding common stock, to all holders of notes issued by Dex Media, Inc.; (iii) approximately 12.9 million shares, representing 25.8% of total outstanding common stock, to all holders of notes issued by RHDI; (iv) approximately 6.5 million shares, representing 13.0% of total outstanding common stock, to all holders of senior notes issued by Dex Media West; and (v) approximately 8.45 million shares, representing 16.9% of total outstanding common stock, to all holders of senior subordinated notes issued by Dex Media West.

•	On the Effective Date, in accordance with the terms of the Plan, holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011 also received their pro rata share of Dex One’s $300.0 million aggregate principal amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”).
As of June 30, 2010 and pursuant to the Plan, the Company has made distributions in cash on account of all, or substantially all, of the allowed claims of general unsecured creditors. Allowed claims of general unsecured creditors that have not been paid as of June 30, 2010 will be paid during the remainder of 2010.
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
Going Concern
As a result of our emergence from the Chapter 11 proceedings and the restructuring of the Predecessor Company’s outstanding debt, we believe that Dex One will generate sufficient cash flow from operations to satisfy all of its debt obligations according to applicable terms and conditions for a reasonable period of time. See Note 3, “Fresh Start Accounting” for information and analysis on our emergence from the Chapter 11 proceedings and the impact on our financial position. The Company’s goodwill and intangible asset impairment charges recorded during the three months ended June 30, 2010 do not affect our ability to continue as a going concern, as we are permitted to exclude such charges from debt covenant evaluations.

2. Summary of Significant Accounting Policies
Identifiable Intangible Assets and Goodwill
Goodwill of $2.1 billion was recorded in connection with the Company’s adoption of fresh start accounting as discussed in Note 3, “Fresh Start Accounting” and represented the excess of the reorganization value of Dex One over the fair value of identified tangible and intangible assets. Goodwill is not amortized but is subject to impairment testing on an annual basis as of October 31st or more frequently if indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level, which represents one level below an operating segment in accordance with FASB ASC 350, Intangibles — Goodwill and Other (“FASB ASC 350”). The Company’s reporting units are RHDI, DME Inc., DMW Inc. and Business.com.
The Company and the Predecessor Company review the carrying value of goodwill, definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. The Company and the Predecessor Company reviewed the following information, estimates and assumptions to determine if any indicators of impairment existed during the three and five months ended June 30, 2010 and the one month ended January 31, 2010, respectively:
•	Historical financial information, including revenue, profit margins, customer attrition data and price premiums enjoyed relative to competing independent publishers;

•	Long-term financial projections, including, but not limited to, revenue trends and profit margin trends;

•	Intangible asset carrying values;

•	Trading values of our debt and equity securities; and

•	Other Company-specific and Predecessor Company-specific information.
Based upon the decline in the trading value of our debt and equity securities during the three months ended June 30, 2010 and the retirement of our Chairman and Chief Executive Officer on May 28, 2010, among others, the Company concluded that there were indicators of impairment during the three months ended June 30, 2010. The Company and the Predecessor Company concluded that there were no indicators of impairment during the two months ended March 31, 2010 and the one month ended January 31, 2010, respectively.
As a result of identifying indicators of impairment, we performed impairment tests as of June 30, 2010 of our goodwill, definite-lived intangible assets and other long-lived assets in accordance with FASB ASC 350 and FASB ASC 360, Property, Plant and Equipment (“FASB ASC 360”), respectively, using estimates and assumptions described above. The Company’s definite-lived intangible assets and other long-lived assets have been assigned to the respective reporting unit they represent for impairment testing. The fair values of our intangible assets were determined using unobservable inputs (level 3 in the fair value hierarchy) based on a discounted cash flow valuation technique. See Note 3, “Fresh Start Accounting” for additional information on how the fair values of our intangible assets were determined for our impairment testing, as a similar methodology and process was used in conjunction with our adoption of fresh start accounting. The impairment test of our definite-lived intangible assets and other long-lived assets was performed by comparing the carrying amount of our definite-lived intangible assets and other long-lived assets, including goodwill, to the sum of their undiscounted expected future cash flows, including goodwill. In accordance with FASB ASC 360, impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the intangible asset, or its related group of assets, and other long-lived assets. The testing results of our definite-lived intangible assets and other long-lived assets resulted in an impairment charge of $17.3 million during the three and five months ended June 30, 2010 associated with trade names and trademarks, technology, local customer relationships and other from our Business.com reporting unit.
Our impairment test of goodwill was performed at the reporting unit level and involved a two-step process. The first step involved comparing the fair value of each reporting unit with the carrying amount of its assets and liabilities, including goodwill, as goodwill was specifically assigned to each of the reporting units upon our adoption of fresh start accounting. The fair value was determined by valuing the Company’s debt securities at par value, as the respective debt agreements include provisions that would require the debt securities to be repaid at par value upon a change of control, and by using a market based approach for the Company’s publicly traded common stock, which included a trailing 20-day average of the closing market price of our common stock ending June 30, 2010. The aggregate debt and equity values were used to arrive at a consolidated Business Enterprise Value (“BEV”) for the Company. Since our reporting units’ equity securities are not publicly traded, there is no observable market information for these securities. As such, we have calculated a BEV for each reporting unit using unobservable inputs (level 3 in the fair value hierarchy) based on a discounted cash flow valuation technique. The Company ensured that the sum of the individual reporting units’ BEVs using the discounted cash flow valuation technique was consistent with the Company’s consolidated BEV using observable market pricing.

As a result of our testing, we determined that each reporting unit’s fair value was less than the carrying amount of its assets and liabilities, requiring us to proceed with the second step of the goodwill impairment test. In the second step of the testing process, the impairment loss was determined by comparing the implied fair value of each reporting unit’s goodwill to the recorded amount of goodwill. Determining the implied fair value of a reporting unit requires judgment and the use of significant estimates and assumptions noted above as well as other inputs such as discount rates and terminal growth rates. We believe that the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated or the amount of impairment recorded. The valuation of each of our reporting units was based upon a discounted cash flow methodology. Under the discounted cash flow method, the Company determined fair value based on the estimated future cash flows of each reporting unit, discounted to present value using risk-adjusted discount rates, which reflect the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Cash flow projections were derived from management’s financial projections for the period 2010 to 2013. Subsequent period cash flows were developed for each reporting unit using growth rates that the Company believes are reasonably likely to occur along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization. Supporting analyses used to determine each reporting unit’s fair value included (a) a comparison of selected financial data of the Company with similar data of other publicly held companies in businesses similar to ours and (b) an assessment of tax attributes. A detailed discussion of the discounted cash flow methodology, supporting analyses used and development of the Company’s business plan and long-term financial projections is presented in Note 3, “Fresh Start Accounting — Methodology, Analysis and Assumptions,” as a similar methodology and process was utilized to value the Company for fresh start accounting on February 1, 2010. Based upon this analysis, we recognized a goodwill impairment charge of $752.3 million during the three and five months ended June 30, 2010, which has been recorded at each of our reporting units as follows:

Reporting Unit	Goodwill Impairment Charge
RHDI	$243,674
DME Inc.	241,512
DMW Inc.	225,955
Business.com	41,199

Total	$752,340

The following table presents a summary of the Company’s goodwill by reporting unit as well as critical assumptions used in the valuation of the reporting units at June 30, 2010:

							Percentage
							By Which
							Reporting
							Unit Fair
						Reporting	Value
					Years of Cash	Unit	Exceeds
				Terminal	Flow Before	Fair Value	its
	Goodwill	Percentage of	Discount	Growth	Terminal	at June 30,	Carrying
Reporting Unit	Balance	Total	Rate	Rate (1)	Value	2010	Value
RHDI	$380,161	28.3%	10.5%	0.0%	3.5 years	$1,540,000	0.0%
DME Inc.	430,571	32.0	10.5%	0.0%	3.5 years	1,180,000	0.0%
DMW Inc.	527,878	39.2	10.5%	0.0%	3.5 years	1,335,000	0.0%
Business.com	6,174	0.5	16.0%	1.0%	9.5 years	15,600	0.0%

Total	$1,344,784	100.0%	—	—	—	$4,070,600	—

(1)	Terminal growth rate is determined by reconciling the market value of our debt and equity securities as of June 30, 2010 to the Company’s long-term financial projections.
The change in the carrying amount of goodwill for the five months ended June 30, 2010 is as follows:

Balance at February 1, 2010	$2,097,124
Goodwill impairment charge	(752,340)

Balance at June 30, 2010	$1,344,784

The sum of the goodwill and intangible asset impairment charges totaled $769.7 million for the three and five months ended June 30, 2010.
In connection with the Company’s adoption of fresh start accounting, identifiable intangible assets that were either developed by the Predecessor Company or acquired by the Predecessor Company in prior acquisitions have been recorded at their estimated fair value and are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. See Note 3, “Fresh Start Accounting” for additional information and how the fair values of our intangible assets were determined. Our identifiable intangible assets and their respective book values at June 30, 2010, which are shown in the following table, have been adjusted for the impairment charge during the three months ended June 30, 2010 noted above. The adjusted book values of these intangible assets represent their new cost basis. Accumulated amortization prior to the impairment charge has been eliminated and the new cost basis will be amortized over the remaining useful lives of the intangible assets.

					Technology,
	Directory	Local	National	Trade	Advertising
	Services	Customer	Customer	Names and	Commitments
	Agreements	Relationships	Relationships	Trademarks	& Other	Total
Net intangible assets fair value	$1,330,000	$561,400	$175,000	$381,900	$88,400	$2,536,700
Accumulated amortization	(36,368)	(22,449)	(2,972)	(8,567)	(2,981)	(73,337)

Net intangible assets at June 30, 2010	$1,293,632	$538,951	$172,028	$373,333	$85,419	$2,463,363

Amortization expense related to the Company’s intangible assets was $46.3 million and $77.1 million for the three and five months ended June 30, 2010, respectively, and was impacted by the increase in fair value of our intangible assets and the establishment of the estimated useful lives resulting from our adoption of fresh start accounting. Amortization expense related to the Predecessor Company’s intangible assets was $15.6 million for the one month ended January 31, 2010 and was impacted by the reduced carrying values of intangible assets resulting from impairment charges recorded by the Predecessor Company during the fourth quarter of 2009 and the associated reduction in remaining useful lives effective January 1, 2010. Amortization expense related to the Predecessor Company’s intangible assets was $128.6 million and $257.0 million for the three and six months ended June 30, 2009, respectively.
The Company expects to recognize amortization expense associated with its intangible assets of $165.9 million during the eleven months ended December 31, 2010, which includes the affect of reduced book values of our intangible assets subsequent to the impairment charge during the three months ended June 30, 2010 noted above.
The combined weighted average useful life of our identifiable intangible assets at June 30, 2010 is 22 years. The weighted average useful lives and amortization methodology for each of our identifiable intangible assets at June 30, 2010 are shown in the following table:

	Weighted Average	Amortization
Intangible Asset	Useful Lives	Methodology
Directory services agreements	27 years	Income forecast method (1)
Local customer relationships	15 years	Income forecast method (1)
National customer relationships	26 years	Income forecast method (1)
Trade names and trademarks	15 years	Straight-line method
Technology, advertising commitments and other	9 years	Income forecast method (1)

(1)	The fair value assigned to these identifiable intangible assets is amortized under the income forecast method, which assumes the value derived from these intangible assets is greater in the earlier years and steadily declines over time.

The Company and the Predecessor Company evaluate the remaining useful lives of identifiable intangible assets and other long-lived assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible assets and other long-lived assets would be amortized prospectively over that revised remaining useful life. In conjunction with our impairment testing during the three months ended June 30, 2010, the Company evaluated the remaining useful lives of identifiable intangible assets and other long-lived assets by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit we have over competing independent publishers in our markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. In addition, in conjunction with our adoption of fresh start accounting and the determination of the fair value of our assets and liabilities in the first quarter of 2010, the Company and the Predecessor Company evaluated the remaining useful lives of identifiable intangible assets and other long-lived assets by considering the factors noted above. Based on this evaluation, the Company and the Predecessor Company have determined that the estimated useful lives of intangible assets presented above reflect the period they are expected to contribute to future cash flows and are therefore deemed appropriate.
If industry and local business conditions in our markets deteriorate in excess of current estimates, potentially resulting in further declines in advertising sales and operating results, and if the trading value of our debt and equity securities decline significantly, we will be required to once again assess the recoverability of goodwill in addition to our annual evaluation and recoverability and useful lives of our intangible assets and other long-lived assets. This could result in future impairment charges, a reduction of remaining useful lives associated with our intangible assets and other long-lived assets and acceleration of amortization expense.
Interest Expense and Deferred Financing Costs
Certain costs associated with the issuance of debt instruments have been capitalized and were included in other non-current assets on the condensed consolidated balance sheets. These costs have been amortized to interest expense over the terms of the related debt agreements. The bond outstanding method was used to amortize deferred financing costs relating to debt instruments with respect to which we made accelerated principal payments. Other deferred financing costs were amortized using the effective interest method. The Company did not record any amortization of deferred financing costs for the three and five months ended June 30, 2010, as financing costs associated with our new debt arrangements were included in the fair value determination of our long-term debt resulting from our adoption of fresh start accounting. Amortization of the Predecessor Company’s deferred financing costs included in interest expense was $1.8 million, $8.3 million and $16.6 million for the one month ended January 31, 2010 and three and six months ended June 30, 2009, respectively.
In conjunction with our adoption of fresh start accounting and reporting on February 1, 2010 (“Fresh Start Reporting Date”), an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $8.3 million and $13.9 million for the three and five months ended June 30, 2010, respectively. See Note 3, “Fresh Start Accounting” for additional information.
In connection with the amendment and restatement of the Dex Media East and RHDI credit facilities on the Effective Date, we entered into interest rate swap and interest rate cap agreements during the first quarter of 2010, which have not been designated as cash flow hedges. The Company’s interest expense for the three and five months ended June 30, 2010 includes expense of $5.6 million and $6.7 million, respectively, resulting from the change in fair value of these interest rate swaps and interest rate caps.

The Predecessor Company’s interest expense for the one month ended January 31, 2010 and three and six months ended June 30, 2009 includes expense of $0.8 million, $5.1 million and $5.1 million, respectively, associated with the change in fair value of the Dex Media East LLC interest rate swaps no longer deemed financial instruments as a result of filing the Chapter 11 petitions. The Predecessor Company’s interest expense for the one month ended January 31, 2010 and three and six months ended June 30, 2009 also includes expense of $1.1 million, $2.0 million and $2.0 million, respectively, resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. The amounts previously charged to accumulated other comprehensive loss related to the Dex Media East LLC interest rate swaps were to be amortized to interest expense over the remaining life of the interest rate swaps based on future interest payments, as it was not probable that those forecasted transactions would not occur. In accordance with fresh start accounting and reporting, unamortized amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps have been eliminated as of the Fresh Start Reporting Date. See Note 3, “Fresh Start Accounting” for additional information.
As a result of the amendment of the RHDI credit facility and the refinancing of the former Dex Media West LLC credit facility on June 6, 2008, the Predecessor Company’s interest rate swaps associated with these two debt arrangements were no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment was no longer permitted. In addition, as a result of filing the Chapter 11 petitions, these interest rate swaps were required to be settled or terminated during 2009. As a result of the change in fair value of these interest rate swaps prior to the Effective Date, the Predecessor Company’s interest expense includes expense of $0.4 million for the one month ended January 31, 2010 and a reduction of $2.6 million and $9.3 million for the three and six months ended June 30, 2009, respectively.
In conjunction with the Predecessor Company’s acquisition of Dex Media (“Dex Media Merger”) and as a result of purchase accounting required under U.S. generally accepted accounting principles (“GAAP”), the Predecessor Company recorded Dex Media’s debt at its fair value on January 31, 2006. The Predecessor Company recognized an offset to interest expense in each period subsequent to the Dex Media Merger through May 28, 2009 for the amortization of the corresponding fair value adjustment. The offset to interest expense was $3.0 million and $7.7 million for the three and six months ended June 30, 2009, respectively. The offset to interest expense was to be recognized over the life of the respective debt, however due to filing the Chapter 11 petitions, unamortized fair value adjustments at May 28, 2009 of $78.5 million were written-off and recognized as a reorganization item during 2009.
Contractual interest expense that would have appeared on the Predecessor Company’s condensed consolidated statement of operations if not for the filing of the Chapter 11 petitions was $65.9 million, $202.9 million and $398.1 million for the one month ended January 31, 2010 and three and six months ended June 30, 2009, respectively.
Advertising Expense
We recognize advertising expenses as incurred. These expenses include media, public relations, promotional, branding and sponsorship costs and on-line advertising. Total advertising expense for the Company was $6.8 million and $11.0 million for the three and five months ended June 30, 2010, respectively. Total advertising expense for the Predecessor Company was $1.0 million, $6.4 million and $10.1 million for the one month ended January 31, 2010 and three and six months ended June 30, 2009, respectively.
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

At June 30, 2010, we had interest rate swap and interest rate cap agreements with major financial institutions with a notional amount of $500.0 million and $400.0 million, respectively. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount for interest rate swaps is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the interest rate swap agreement. Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates. Any loss would be limited to the amount that would have been received based on the spread in rates over the remaining life of the interest rate cap agreement. The counterparties to the interest rate swap and interest rate cap agreements are major financial institutions with credit ratings of AA- or higher, or the equivalent dependent upon the credit rating agency.
Earnings (Loss) Per Share
The calculation of basic and diluted earnings (loss) per share (“EPS”) is presented below.

	Successor Company
	Three Months	Five Months
	Ended	Ended
	June 30, 2010	June 30, 2010

Basic EPS
Net loss	$(769,923)	$(512,705)
Weighted average common shares outstanding	50,016	50,013

Basic EPS	$(15.39)	$(10.25)

Diluted EPS
Net loss	$(769,923)	$(512,705)
Weighted average common shares outstanding	50,016	50,013
Dilutive effect of stock awards (1)	—	—

Weighted average diluted shares outstanding	50,016	50,013

Diluted EPS	$(15.39)	$(10.25)

	Predecessor Company
	One Month	Three Months	Six Months
	Ended	Ended	Ended
	January 31, 2010	June 30, 2009	June 30, 2009

Basic EPS
Net income (loss)	$6,920,009	$(75,482)	$(476,692)
Weighted average common shares outstanding	69,013	68,918	68,892

Basic EPS	$100.3	$(1.10)	$(6.92)

Diluted EPS
Net income (loss)	$6,920,009	$(75,482)	$(476,692)
Weighted average common shares outstanding	69,013	68,918	68,892
Dilutive effect of stock awards (1)	39	—	—

Weighted average diluted shares outstanding	69,052	68,918	68,892

Diluted EPS	$100.2	$(1.10)	$(6.92)

(1)	Due to the Company’s reported net loss for the three and five months ended June 30, 2010 and the Predecessor Company’s reported net loss for the three and six months ended June 30, 2009, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of diluted EPS. For the three and five months ended June 30, 2010, 1.0 million shares and 1.0 million shares, respectively, of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the period. For the one month ended January 31, 2010 and three and six months ended June 30, 2009, 4.6 million shares, 5.7 million shares and 5.7 million shares, respectively, of the Predecessor Company’s stock-based awards had exercise prices that exceeded the average market price of the Predecessor Company’s common stock for the respective period.

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
On March 1, 2010 and pursuant to the Plan, the Company granted 1.3 million SARs to certain employees, including executive officers, as intended in the Plan and in conjunction with the EIP. These SARs, which are settled in our common stock, were granted at a grant price of $28.68 per share, which was equal to the volume weighted average market value of our common stock during the first thirty calendar days upon emergence from Chapter 11, and vest ratably over three years. On March 1, 2010, the Company also granted and issued less than 0.1 million shares of common stock to members of its Board of Directors. These shares of common stock vested immediately upon issuance. The Company recorded $1.1 million and $2.0 million of stock-based compensation expense related to the March 1, 2010 grants during the three and five months ended June 30, 2010, respectively.
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
Prior to the cancellation of its equity awards, the Predecessor Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $0.6 million, $2.8 million and $6.8 million for the one month ended January 31, 2010 and three and six months ended June 30, 2009, respectively.
Long-Term Incentive Program
The Company’s LTIP is a cash-based plan designed to provide long-term incentive compensation to participants based on the achievement of performance goals. The LTIP was originally approved by the Predecessor Company’s Compensation & Benefits Committee in 2009. During the bankruptcy proceedings, the Bankruptcy Court approved for the LTIP to be carried forward by the Company upon emergence from Chapter 11. The amount of each award under the LTIP will be paid in cash and is dependent upon the attainment of certain performance measures related to the amount of the Company’s and Predecessor Company’s cumulative free cash flow for the 2009, 2010 and 2011 fiscal years (the “Performance Period”). Participants who are executive officers of the Company and Predecessor Company, and certain other participants designated by the Chief Executive Officer, were also eligible to receive a payment upon the achievement of a restructuring, reorganization and/or recapitalization relating to the Predecessor Company’s outstanding indebtedness and liabilities (the “Specified Actions”) during the Performance Period. Payments are to be made following the end of the Performance Period or the date of a Specified Action, as the case may be. Upon emergence from Chapter 11 and the achievement of the Specified Actions, the Company made cash payments associated with the LTIP of $8.0 million during the five months ended June 30, 2010.
These cash-based awards were granted to participants in April 2009. The Company recognized compensation expense related to the LTIP of $3.2 million and $3.9 million during the three and five months ended June 30, 2010, respectively, which includes $2.3 million of accelerated compensation expense associated with the retirement of our Chief Executive Officer. The Predecessor Company recognized compensation expense related to the LTIP of $0.5 million, $1.8 million and $1.8 million during the one month ended January 31, 2010 and three and six months ended June 30, 2009, respectively.

Fair Value of Financial Instruments
At June 30, 2010 and December 31, 2009, the fair value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximated their carrying value based on the net short-term nature of these instruments. As discussed in Note 3, “Fresh Start Accounting,” all of the Company’s assets and liabilities were fair valued as of the Fresh Start Reporting Date in connection with our adoption of fresh start accounting. The Company has utilized quoted market prices, where available, to compute the fair market value of our long-term debt at June 30, 2010 as disclosed in Note 6, “Long-Term Debt, Credit Facilities and Notes.” These estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange. As a result of filing the Chapter 11 petitions and the Plan, the Predecessor Company does not believe that it is meaningful to present the fair market value of its long-term debt at December 31, 2009.
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
As required by FASB ASC 820, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s and the Predecessor Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company and the Predecessor Company had interest rate swaps with a notional amount of $500.0 million and $200.0 million at June 30, 2010 and December 31, 2009, respectively, that are and were measured at fair value on a recurring basis. At June 30, 2010, the Company had interest rate caps with a notional amount of $400.0 million that are measured at fair value on a recurring basis. The following table presents the Company’s and the Predecessor Company’s assets and liabilities that were measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009, respectively, and the level within the fair value hierarchy in which the fair value measurements were included.

	Fair Value Measurements
	Using Significant Other Observable Inputs (Level 2)
	Successor Company	Predecessor Company
Derivatives:	June 30, 2010	December 31, 2009

Interest Rate Swap — Liabilities	$(5,070)	$(6,695)
Interest Rate Cap — Assets	$551	$—
There were no transfers of assets or liabilities into or out of Level 2 during the three and five months ended June 30, 2010 or the one month ended January 31, 2010.
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

Fair value for our derivative instruments was derived using pricing models based on a market approach. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value for each of our derivative instruments incorporate specific contract terms for valuation inputs, including effective dates, maturity dates, interest rate swap pay rates, interest rate cap rates and notional amounts, as disclosed and presented in Note 7, “Derivative Financial Instruments,” interest rate yield curves such as the London Inter Bank Swap Curve, and the creditworthiness of the counterparty and the Company. Counterparty credit risk and the Company’s credit risk could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. At June 30, 2010, the impact of applying counterparty credit risk in determining the fair value of our derivative instruments was an increase to our derivative instruments liability of less than $0.1 million. At June 30, 2010, the impact of applying the Company’s credit risk in determining the fair value of our derivative instruments was a decrease to our derivative instruments liability of $0.5 million.
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
Fair Value Control Processes— Interest Rate Swaps and Interest Rate Caps
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
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of recoverability of long-lived assets, sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans expense, restructuring reserves, deferred income taxes, certain estimates pertaining to liabilities under FASB ASC 740, certain assumptions pertaining to our stock-based awards, certain estimates associated with liabilities classified as liabilities subject to compromise, and certain estimates and assumptions used in our impairment evaluation of goodwill, definite-lived intangible assets and other long-lived assets, among others.
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
We have reviewed other accounting pronouncements that were issued as of June 30, 2010, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.
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
The Company performed a quantitative and qualitative materiality assessment in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, in order to determine the appropriateness of choosing the Fresh Start Reporting Date for accounting and reporting purposes instead of the Effective Date. RHD and Dex One concluded that the quantitative assessment did not have a material impact on either RHD for the one month ended January 31, 2010 or Dex One for the two months ended March 31, 2010 and five months ended June 30, 2010 and that there were no qualitative factors that would preclude the use of the Fresh Start Reporting Date for accounting and reporting purposes.
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
Enterprise Value / Reorganization Value Determination
Enterprise value represented the fair value of an entity’s interest-bearing debt and shareholders’ equity. In the disclosure statement associated with the Plan, which was confirmed by the Bankruptcy Court, we estimated a range of enterprise values between $4.2 billion and $5.3 billion, with a midpoint of $4.8 billion. Based on the then current and anticipated economic conditions and the direct impact these conditions have on our business, we deemed it appropriate to use the midpoint between the low end of the range and the overall midpoint of the range to determine the final enterprise value of $4.5 billion, comprised of debt valued at $3.3 billion and equity valued at $1.3 billion less cash required to be on hand as a result of the Plan of $125.0 million.

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
Reorganized Condensed Consolidated Balance Sheet
As of January 31, 2010
(Unaudited)

	January 31, 2010
	Predecessor	Reorganization		Fresh Start		Successor
	Company	Adjustments(1)		Adjustments(2)		Company(10)

Assets
Current Assets
Cash and cash equivalents	$725,955	$(526,500	)(3)	$—		$199,455
Net accounts receivable	798,113	—		(41,156	)(2)	756,957
Deferred directory costs	135,479	—		(135,479	)(2)	—
Prepaid expenses and other current assets	86,925	(1,401	)(4)(7)	9,657	(2)	95,181

Total current assets	1,746,472	(527,901)		(166,978)		1,051,593
Fixed assets and computer software, net	154,439	—		49,814	(2)	204,253
Other non-current assets	60,664	—		(57,952	)(9)	2,712
Deferred income taxes, net	423,485	(333,275	)(7)	(90,210	)(2)	—
Intangible assets, net	2,142,668	—		415,132	(2)	2,557,800
Goodwill	—	—		2,097,124	(2)	2,097,124

Total Assets	$4,527,728	$(861,176)		$2,246,930		$5,913,482

Liabilities and Shareholders’ (Deficit) Equity

Current Liabilities
Accounts payable and accrued liabilities	$150,974	$13,910	(4)(7)	$(3,172	)(2)	$161,712
Short-term deferred income taxes, net	134,080	(66,651	)(7)	153,573	(2)	221,002
Accrued interest	20,417	(20,417	)(3)(4)	—		—
Deferred directory revenues	811,999	—		(791,034	)(2)	20,965
Current portion of long-term debt	993,526	(827,579	)(3)(4)	(31,575	)(4)(8)	134,372

Total current liabilities	2,110,996	(900,737)		(672,208)		538,051
Long-term debt	2,561,248	657,628	(3)(4)	(88,670	)(4)(8)	3,130,206
Deferred income taxes, net	—	245,025	(7)	66,322	(2)	311,347
Other non-current liabilities	380,091	120,391	(4)(7)	(17,388	)(2)	483,094
Liabilities subject to compromise	6,352,813	(6,352,813	)(5)	—		—

Total liabilities	11,405,148	(6,230,506)		(711,944)		4,462,698

Shareholders’ (Deficit) Equity
Common stock — Predecessor	88,169	(88,169	)(6)	—		—
Additional paid-in capital — Predecessor	2,443,059	(2,443,059	)(6)	—		—
(Accumulated deficit) retained earnings	(9,092,693)	6,133,819	(6)	2,958,874	(2)	—
Treasury Stock — Predecessor	(256,011)	256,011	(6)	—		—
Accumulated other comprehensive loss	(59,944)	59,944	(6)	—		—
Common stock — Successor	—	50	(5)	—		50
Additional paid-in capital — Successor	—	1,450,734	(5)	—		1,450,734

Total shareholders’ (deficit) equity.	(6,877,420)	5,369,330		2,958,874		1,450,784

Total Liabilities and Shareholders’ (Deficit) Equity	$4,527,728	$(861,176)		$2,246,930		$5,913,482

(1)	Represents amounts to be recorded on the Fresh Start Reporting Date for the implementation of the Plan, including the settlement of liabilities subject to compromise and related payments, distributions of cash and new shares of Dex One common stock to pre-petition creditors, the cancellation of RHD common stock and the elimination of the Predecessor Company’s additional paid-in capital, a portion of accumulated deficit, treasury stock and accumulated other comprehensive loss. The reorganization adjustments also include the establishment of Dex One additional paid-in capital of $1.5 billion based on the fair value of equity of $1.5 billion less the par value of Dex One common stock of less than $0.1 million. Common shares outstanding of the Predecessor Company immediately prior to their cancellation on the Effective Date were 69,058,991.

(2)	Represents the adjustments for fresh start accounting primarily related to recording goodwill, recording our intangible assets, accounts receivable, fixed assets and computer software and other assets and liabilities at fair value and related deferred income taxes in accordance with ASC 805. Additionally, such fresh start accounting adjustments reflect the elimination of substantially all of our deferred directory revenue of $791.0 million and all of the related deferred directory costs of $135.5 million, based on the minimal obligations we have subsequent to the Fresh Start Reporting Date for advertising sales fulfilled prior to the Fresh Start Reporting Date. The remaining deferred directory revenues of $21.0 million have been recorded at fair value in fresh start accounting and pertain to billings ahead of publications and revenues associated with our internet products and services for which we have future obligations subsequent to the Fresh Start Reporting Date. Prepaid expenses and other current assets include $14.4 million of cost-uplift, which is defined and discussed below. The fresh start accounting adjustments also include the elimination of (1) the remaining portion of the Predecessor Company’s accumulated deficit, (2) prepaid director and officer insurance included in prepaid expenses and other current assets and (3) deferred rent included in accounts payable and accrued liabilities as well as other non-current liabilities.
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
Directory Services Agreements — The Company has acquired directory services agreements through prior acquisitions. See Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for additional information on these directory services agreements. As these directory services agreements have a direct contribution to the financial performance of the business, the Company utilized the multi-period excess earnings method, which is a variant of the income approach, to assign a fair value to these assets. The multi-period excess earnings method uses a discounted cash flow model, whereby the projected cash flows of the intangible asset are computed indirectly, which means that future cash flows are projected with deductions made to recognize returns on appropriate contributory assets, leaving the excess, or residual net cash flow, as indicative of the intangible asset fair value. The multi-period excess earnings method assumes the value derived from the respective asset is greater in the earlier years and steadily declines over time.
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
During the three and six months ended June 30, 2009, the Predecessor Company recorded $70.8 million of reorganization items on a separate line item on the condensed consolidated statement of operations. The following table displays the details of reorganization items for the three and six months ended June 30, 2009:

Predecessor Company
Three and Six Months
Ended June 30, 2009

Write-off of unamortized deferred financing costs	$64,475
Professional fees	50,463
Write-off of net premiums / discounts on long-term debt	34,886
Write-off of fair value adjustments	(78,511)
Lease rejections	(532)

Total reorganization items	$70,781

The write-off of unamortized deferred financing costs of $64.5 million, unamortized net premiums / discounts of $34.9 million and unamortized fair value adjustments required by GAAP as a result of the Dex Media Merger of $78.5 million at May 28, 2009 related to long-term debt classified as liabilities subject to compromise at June 30, 2009.
The Predecessor Company incurred professional fees of $50.5 million during the three and six months ended June 30, 2009 associated with filing the Chapter 11 petitions, of which $47.0 million have been paid in cash. Professional fees include financial, legal and valuation services directly associated with the reorganization process.

The Predecessor Company reclassified a previously recognized restructuring charge of $0.5 million to reorganization items, net for leases that have been rejected by the Predecessor Company and approved by the Bankruptcy Court as part of the Chapter 11 Cases.
5. Restructuring Charges
During 2009, the Predecessor Company initiated a restructuring plan that included vacating leased facilities and headcount reductions (“2009 Actions”). During the five months ended June 30, 2010, the Company relieved the remaining restructuring reserve associated with the 2009 Actions of $0.2 million to earnings. The Company made payments associated with the 2009 Actions of $0.3 million during the five months ended June 30, 2010. During the one month ended January 31, 2010, the Predecessor Company relieved a portion of the restructuring reserve associated with the 2009 Actions by $0.6 million with a corresponding credit to earnings. The Predecessor Company did not make any payments associated with the 2009 Actions during the one month ended January 31, 2010. During the three and six months ended June 30, 2009, the Predecessor Company recognized a restructuring charge to earnings associated with the 2009 Actions of $2.1 million and made payments of $0.3 million.
Restructuring charges that are (credited) charged to earnings are included in production and distribution expenses, selling and support expenses or general and administrative expenses on the condensed consolidated statements of operations, as applicable.
6. Long-Term Debt, Credit Facilities and Notes
The following table presents the fair market value of our long-term debt at June 30, 2010 based on quoted market prices on that date, as well as the carrying value of our long-term debt at June 30, 2010, which includes $106.4 million of unamortized fair value adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date. See Note 3 “Fresh Start Accounting” for additional information.

	Successor Company
	Fair Market Value	Carrying Value
	June 30, 2010	June 30, 2010

RHDI Amended and Restated Credit Facility	$986,067	$1,091,403
Dex Media East Amended and Restated Credit Facility	717,932	810,040
Dex Media West Amended and Restated Credit Facility	708,402	773,561
Dex One 12%/14% Senior Subordinated Notes due 2017	279,000	300,000

Total Dex One consolidated	2,691,401	2,975,004
Less current portion	165,185	165,524

Long-term debt	$2,526,216	$2,809,480

RHDI Amended and Restated Credit Facility
As of June 30, 2010, the outstanding carrying value under the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”) totaled $1,091.4 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:
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

The RHDI Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.25% at June 30, 2010.
Dex Media East Amended and Restated Credit Facility
As of June 30, 2010, the outstanding carrying value under the amended and restated Dex Media East credit facility (“Dex Media East Amended and Restated Credit Facility”) totaled $810.0 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:
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
The Dex Media East Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 2.95% at June 30, 2010.
Dex Media West Amended and Restated Credit Facility
As of June 30, 2010, the outstanding carrying value under the amended and restated Dex Media West credit facility (“Dex Media West Amended and Restated Credit Facility”) totaled $773.6 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:
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
The Dex Media West Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.50% at June 30, 2010.

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

Impact of Fresh Start Accounting
In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our amended and restated credit facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our amended and restated credit facilities, of which $106.4 million remains unamortized at June 30, 2010, as shown in the following table.

			Outstanding Debt at
		Unamortized Fair	June 30, 2010 Excluding the
	Carrying Value at	Value Adjustments	Impact of Unamortized Fair
	June 30, 2010	at June 30, 2010	Value Adjustments

RHDI Amended and Restated Credit Facility	$1,091,403	$16,536	$1,107,939
Dex Media East Amended and Restated Credit Facility	810,040	76,296	886,336
Dex Media West Amended and Restated Credit Facility	773,561	13,552	787,113
Dex One 12%/14% Senior Subordinated Notes due 2017	300,000	—	300,000

Total	$2,975,004	$106,384	$3,081,388

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
Successor Company
The Company has entered into the following interest rate swaps that effectively convert approximately $500.0 million, or 19%, of the Company’s variable rate debt to fixed rate debt as of June 30, 2010. At June 30, 2010, approximately 90% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 27% of our total debt portfolio as of June 30, 2010. The interest rate swaps mature at varying dates from February 2012 through February 2013.
Interest Rate Swaps — Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$300	(2)	1.20% - 1.796%	February 29, 2012 — February 28, 2013
March 5, 2010	100	(1)	1.668%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013

Total	$500

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.5%. The weighted average rate received on our interest rate swaps was 0.5% for the five months ended June 30, 2010. These periodic payments and receipts are recorded as interest expense.

Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the cap rates noted in the table below. The Company paid $2.1 million for the interest rate cap agreements entered into during the first quarter of 2010. We are not required to make any future payments related to these interest rate cap agreements.
Interest Rate Caps — RHDI

Effective Dates	Notional Amount		Cap Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$200	(3)	3.0% - 3.5%	February 28, 2012 — February 28, 2013
March 8, 2010	100	(4)	3.5%	January 31, 2013
March 10, 2010	100	(4)	3.0%	April 30, 2012

Total	$400

(1)	Consists of one swap

(2)	Consists of three swaps

(3)	Consists of two caps

(4)	Consists of one cap
The following tables present the fair value of our interest rate swaps and interest rate caps at June 30, 2010. The fair value of our interest rate swaps is presented in accounts payable and accrued liabilities and other non-current liabilities and the fair value of our interest rate caps is presented in prepaid expenses and other current assets and other non-current assets on the condensed consolidated balance sheet at June 30, 2010. The following tables also present the loss recognized in interest expense from the change in fair value of our interest rate swaps and interest rate caps for the three and five months ended June 30, 2010.

		Loss Recognized in
		Interest Expense
		From the Change in Fair
		Value of Interest Rate Swaps
	Fair Value	Three Months	Five Months
	Measurements	Ended	Ended
	at June 30, 2010	June 30, 2010	June 30, 2010

Interest Rate Swaps:
Other non-current assets	$—	$2,511	$—
Accounts payable and accrued liabilities	(3,428)	294	3,428
Other non-current liabilities	(1,642)	1,642	1,642

Total	$(5,070)	$4,447	$5,070

		Loss Recognized in
		Interest Expense
		From the Change in Fair
		Value of Interest Rate Caps
	Fair Value	Three Months	Five Months
	Measurements	Ended	Ended
	at June 30, 2010	June 30, 2010	June 30, 2010

Interest Rate Caps:
Prepaid expenses and other current assets	$1	$23	$66
Other non-current assets	550	1,091	1,520

Total	$551	$1,114	$1,586

During the three and five months ended June 30, 2010, the Company reclassified $7.1 million and $8.7 million, respectively, of hedging losses related to our interest rate swaps and interest rate caps into earnings, including accrued interest.

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

		(Gain) Loss Recognized in
		Interest Expense
		From the Change in Fair
	Fair Value	Value of Interest Rate Swaps
	Measurements at	One Month Ended
	December 31, 2009	January 31, 2010

Interest Rate Swaps:
Accounts payable and accrued liabilities	$(5,043)	$3,898
Other non-current liabilities	(1,652)	(1,600)

Total	$(6,695)	$2,298

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

On April 15, 2009, the Predecessor Company exercised a 30-day grace period on interest payments due on its 8.875% Series A-4 Senior Notes due 2017. As a result of exercising the 30-day grace period, certain existing Dex Media East LLC interest rate swaps were required to be settled on May 28, 2009. Cash settlement payments of $26.4 million were made during the three and six months ended June 30, 2009 associated with these interest rate swaps.
As a result of the decline in certain of the Predecessor Company’s credit ratings, an existing Dex Media West LLC interest rate swap was required to be settled on April 23, 2009. A cash settlement payment of $0.5 million was made during the three and six months ended June 30, 2009 associated with this interest rate swap.
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
8. Income Taxes
The Company’s effective tax rate on loss before income taxes is 16.9% and 52.1% for the three and five months ended June 30, 2010. The Predecessor Company’s effective tax rate on income (loss) before income taxes for the one month ended January 31, 2010 and three and six months ended June 30, 2009 was 11.7%, 14.6% and (285.7)%, respectively. The following tables summarize the significant differences between the U.S. Federal statutory tax rate and our effective tax rate, which has been applied to the Company’s and the Predecessor Company’s income (loss) before income taxes.

	Successor Company
	Three Months Ended	Five Months Ended
	June 30, 2010	June 30, 2010

Loss before income taxes	$(926,967)	$(1,071,271)

Statutory U.S. Federal tax rate	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	3.6	3.2
Non-deductible impairment charges	(21.8)	(18.8)
Section 382 limitation	—	32.8
Change in valuation allowance	0.1	—
Change in state tax law	—	(0.1)

Effective tax rate	16.9%	52.1%

	Predecessor Company
	One Month Ended	Three Months Ended	Six Months Ended
	January 31, 2010	June 30, 2009	June 30, 2009

Income (loss) before income taxes	$7,837,550	$(88,392)	$(123,584)

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	2.6	(10.5)	(6.8)
Tax-exempt reorganization gain	(28.0)	—	—
Other non-deductible expenses	—	(7.5)	(5.4)
Section 382 limitation	1.1	—	(303.7)
Section 108 tax attribution reduction	21.4	—	—
Change in valuation allowance	(19.5)	(1.8)	(1.3)
Change in state tax law	—	—	(1.9)
Other	(0.9)	(0.6)	(1.6)

Effective tax rate	11.7%	14.6%	(285.7)%

As a result of the goodwill and intangible asset impairment charges during the three and five months ended June 30, 2010, we recognized a non-deductible adjustment to our effective tax rate of $201.8 million for the three and five months ended June 30, 2010.
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
Based upon the closing of the SEC filing period for Schedules 13-G and review of these schedules filed through February 15, 2010, the Company determined that, more likely than not, a certain “check-the-box” election was effective prior to the date of the 2009 ownership change under Section 382. As a result, the Company recorded a tax benefit for the reversal of a liability for unrecognized tax benefit of $351.9 million in the Company’s statement of financial condition and results of operations for the five months ended June 30, 2010, which was the primary driver of our effective tax rate for the five months ended June 30, 2010.
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
In connection with the Company’s adoption of fresh start accounting, we evaluated all temporary timing differences. The Company recorded significant deferred tax liabilities associated with intangible assets and deferred revenue, and reduced our deferred tax liabilities to zero related to interest costs and deferred tax assets to zero related to deferred financing costs, which were recognized though the cancellation of our debt. Due to this reduction in tax basis, an incremental deferred tax liability was created, which can be utilized in the Company’s valuation allowance assessment. As a result, the Company has reduced its valuation allowance and is in a net deferred tax liability position of $532.3 million at February 1, 2010 and $342.1 million at June 30, 2010. See Note 3, “Fresh Start Accounting” for information on fresh start accounting adjustments related to income taxes.
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

At June 30, 2009, the Predecessor Company recognized an increase in its deferred tax liability of $375.4 million related to Section 382, which directly impacted our deferred tax expense and significantly decreased our effective tax rate for the six months ended June 30, 2009.
9. Benefit Plans
The following tables provide the components of the Company’s net periodic benefit (credit) cost for the three and five months ended June 30, 2010 and the Predecessor Company’s net periodic benefit (credit) cost for the one month ended January 31, 2010 and three and six months ended June 30, 2009.

	Pension Benefits
	Successor Company
	Three Months Ended	Five Months Ended
	June 30, 2010	June 30, 2010

Interest cost	$3,425	$5,660
Expected return on plan assets	(3,328)	(5,751)
Curtailment (gain)	(3,754)	(3,754)

Net periodic benefit (credit)	$(3,657)	$(3,845)

	Pension Benefits
	Predecessor Company
	One Month Ended	Three Months Ended	Six Months Ended
	January 31, 2010	June 30, 2009	June 30, 2009

Service cost	$—	$1,378	$2,819
Interest cost	1,124	3,844	7,452
Expected return on plan assets	(1,385)	(4,546)	(9,125)
Amortization of prior service cost	81	—	—
Amortization of net loss (gain)	122	(57)	(27)
Settlement loss	—	3,546	3,546

Net periodic benefit (credit) cost	$(58)	$4,165	$4,665

	Postretirement Benefits
	Successor Company
	Three Months Ended	Five Months Ended
	June 30, 2010	June 30, 2010

Interest cost	$28	$53

Net periodic benefit cost	$28	$53

	Postretirement Benefits
	Predecessor Company
	One Month Ended	Three Months Ended	Six Months Ended
	January 31, 2010	June 30, 2009	June 30, 2009

Service cost	$—	$146	$414
Interest cost	10	644	1,403
Amortization of prior service cost	—	(2)	(4)
Amortization of net (gain)	(21)	(261)	(261)
Curtailment (gain)	—	(13,460)	(13,460)

Net periodic benefit (credit)	$(11)	$(12,933)	$(11,908)

During the three and five months ended June 30, 2010, we recognized a one-time curtailment gain of $3.8 million associated with the retirement of the Company’s Chief Executive Officer.
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
Upon ratification of a new collective bargaining agreement with the International Brotherhood of Electrical Workers of America (“IBEW”) on June 15, 2009 and in conjunction with the comprehensive redesign of the Predecessor Company’s employee retirement savings and pension plans, the Predecessor Company recognized a one-time curtailment gain as a result of eliminating retiree health care and life insurance benefits for IBEW employees of $13.5 million for the three and six months ended June 30, 2009.
On May 31, 2009, settlements of the Dex Media, Inc. Pension Plan occurred. At that time, lump sum payments to participants exceeded the sum of the service cost plus interest cost component of the net periodic benefit costs. These settlements resulted in the recognition of an actuarial loss of $3.5 million for the three and six months ended June 30, 2009.
The Company made contributions to its pension plans of $1.2 million and $7.4 million during the three and five months ended June 30, 2010, respectively. The Predecessor Company did not make any contributions to its pension plans during the one month ended January 31, 2010. The Predecessor Company made contributions of $4.8 million and $26.9 million to its pension plans during the three and six months ended June 30, 2009, respectively.
During the three and five months ended June 30, 2010, the Company made contributions of $1.4 million and $2.2 million, respectively, to its postretirement plans. During the one month ended January 31, 2010 and three and six months ended June 30, 2009, the Predecessor Company made contributions of $0.4 million, $1.3 million and $2.1 million, respectively, to its postretirement plan. We expect to make total contributions of approximately $9.7 million and $2.9 million to our pension plans and postretirement plans, respectively, in 2010.
10. Capital Stock
The Company has authority to issue (i) 300,000,000 shares of common stock, $.001 par value per share (“Common Stock”), and (ii) 10,000,000 shares of preferred stock, $.001 par value per share (“Preferred Stock”). The powers, preferences and rights of holders of shares of our Common Stock are subject to, and may be adversely affected by, the powers, preferences and rights of the holders of shares of any series of Preferred Stock that we may designate and issue in the future without stockholder approval. As of June 30, 2010, the Company had not issued any shares of Preferred Stock.
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

Condensed Parent Company Balance Sheets

	Successor	Predecessor
	Company	Company
	June 30,	December, 31
	2010	2009

Assets

Cash and cash equivalents	$1,189	$5,007
Intercompany, net	—	109,102
Intercompany loan receivable	1,900	5,000
Prepaid and other current assets	367	8,055

Total current assets	3,456	127,164

Investment in subsidiaries	1,274,875	—
Fixed assets and computer software, net	—	5,990
Deferred income taxes, net	286	71,878
Intercompany note receivable	—	300,000

Total assets	$1,278,617	$505,032

Liabilities and Shareholders’ Equity (Deficit)

Accounts payable, accrued liabilities and other	$93	$80,061
Accrued interest	9,049	—
Intercompany, net	16,079	—
Short-term deferred income taxes, net	12,307	—

Total current liabilities not subject to compromise	37,528	80,061

Long-term debt	300,000	—
Deficit in subsidiaries	—	3,950,031
Other non-current liabilities	1,040	8,232

Total liabilities not subject to compromise	338,568	4,038,324

Liabilities subject to compromise	—	3,385,756

Shareholders’ equity (deficit)	940,049	(6,919,048)

Total liabilities and shareholders’ equity (deficit)	$1,278,617	$505,032

Condensed Parent Company Statements of Operations

	Successor Company		Predecessor Company
	Three Months Ended	Five Months Ended	One Month Ended	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010	January 31, 2010	June 30, 2009	June 30, 2009

Expenses	$9,193	$12,095	$891	$4,947	$10,253
Partnership and equity income (loss)	(908,838)	(1,043,949)	643,971	57,365	92,028

Operating income (loss)	(918,031)	(1,056,044)	643,080	52,418	81,775
Interest expense, net	(8,936)	(15,227)	—	(41,487)	(106,036)

Income (loss) before reorganization items, net and income taxes	(926,967)	(1,071,271)	643,080	10,931	(24,261)
Reorganization items, net	—	—	7,194,470	(99,323)	(99,323)

Income (loss) before income taxes	(926,967)	(1,071,271)	7,837,550	(88,392)	(123,584)
(Provision) benefit for income taxes	157,044	558,566	(917,541)	12,910	(353,108)

Net income (loss)	$(769,923)	$(512,705)	$6,920,009	$(75,482)	$(476,692)

Condensed Parent Company Statements of Cash Flows

	Successor Company	Predecessor Company
	Five Months Ended	One Month Ended	Six Months Ended
	June 30, 2010	January 31, 2010	June 30, 2009

Cash flow used in operating activities	$(5,419)	$(531)	$(120,776)
Cash flow from investing activities:
Additions to fixed assets and computer software, net	—	(643)	(134)
Intercompany loan	(1,900)	—	(7,000)

Net cash used in investing activities	(1,900)	(643)	(7,134)
Cash flow from financing activities:
Debt issuance and other financing costs	—	(370)	—
Decrease in checks not yet presented for payment	(1,073)	(182)	(905)
Dividends from subsidiaries	6,300	—	129,600

Net cash provided by (used in) financing activities	5,227	(552)	128,695

Change in cash	(2,092)	(1,726)	785
Cash at beginning of period	3,281	5,007	948

Cash at end of period	$1,189	$3,281	$1,733

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” the “Successor Company,” the “Company,” “we,” “us” and “our”) future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, based on information currently available to us and are subject to significant risks and uncertainties. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than as imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about Dex One’s future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) our ability to hire a new chief executive officer; (2) changes in directory advertising spend and consumer usage; (3) competition and other economic conditions; (4) our ability to generate sufficient cash to service our debt; (5) our ability to comply with the financial covenants contained in our debt agreements and the potential impact to operations and liquidity as a result of restrictive covenants in such debt agreements; (6) our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; (7) increasing LIBOR rates; (8) regulatory and judicial rulings; (9) changes in the Company’s and the Company’s subsidiaries credit ratings; (10) changes in accounting standards; (11) adverse results from litigation, governmental investigations or tax related proceedings or audits; (12) the effect of labor strikes, lock-outs and negotiations; (13) successful realization of the expected benefits of acquisitions, divestitures and joint ventures; (14) the continued enforceability of the commercial agreements with Qwest, CenturyLink and AT&T; (15) our reliance on third-party vendors for various services; and (16) other events beyond our control that may result in unexpected adverse operating results. Additional risks and uncertainties are described in detail in Part I — Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.
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

Recent Trends Related to Our Business
We have been experiencing lower advertising sales primarily as a result of declines in new and recurring business, including both renewal and incremental sales to existing advertisers, mainly driven by (1) declines in overall advertising spending by our clients, (2) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (3) an increase in competition and more fragmentation in local business search.
The Company currently projects its future operating results, cash flow and liquidity will be negatively impacted by the aforementioned conditions. This was evidenced by the continued decline in our net revenues for the three and five months ended June 30, 2010 as compared to the prior year, excluding the impact of fresh start accounting. The Company expects that these challenging conditions will continue in our markets, and, as such, our advertising sales and operating results will continue to be adversely impacted for the foreseeable future. As a result, the Company’s historical operating results will not be indicative of future operating performance. Although our long-term financial forecast currently anticipates a gradual improvement in the local business conditions during the second half of 2010, improvement has progressed slower than originally anticipated.
As more fully described below in Part 1 — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Revenues,” our method of recognizing revenue under the deferral and amortization method results in delayed recognition of declining advertising sales whereby recognized revenues reflect the amortization of advertising sales consummated in prior periods as well as advertising sales consummated in the current period. Accordingly, the Company’s projected decline in advertising sales will result in a decline in revenue recognized in future periods. In addition, improvements in local business conditions that are anticipated in our forecast noted above will not have a significant immediate impact on our revenues.
In response to these challenges, we continue to actively manage expenses and are considering and acting upon a host of initiatives to streamline operations and contain costs. At the same time, we are improving the value we deliver to our clients by expanding the number of platforms and media through which we deliver their message to consumers. We are also committing our sales force to focus on selling the value provided to local businesses through these expanded platforms, including our Dex published directories, online and mobile devices, voice-activated directory search as well as our network of owned and operated and partner online search sites. In addition, the Company continues to invest in its future through initiatives such as its overall digital product and service offerings, sales force automation, a client self service system and portal, new mobile and voice search platforms and associated employee training. As local business conditions recover in our markets, we believe these investments will drive future revenue.
Impairment Charges
Based upon the decline in the trading value of our debt and equity securities during the three months ended June 30, 2010 and the retirement of our Chairman and Chief Executive Officer on May 28, 2010, among others, the Company concluded that there were indicators of impairment during the three months ended June 30, 2010. As a result of identifying indicators of impairment, we performed impairment tests as of June 30, 2010 of our goodwill, definite-lived intangible assets and other long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other (“FASB ASC 350”) and FASB ASC 360, Property, Plant and Equipment (“FASB ASC 360”). The testing results of our definite-lived intangible assets and other long-lived assets resulted in an impairment charge of $17.3 million during the three and five months ended June 30, 2010 associated with trade names and trademarks, technology, local customer relationships and other from our Business.com reporting unit. The testing results of our goodwill resulted in an impairment charge of $752.3 million during the three and five months ended June 30, 2010, which has been recorded in each of our reporting units. The sum of the goodwill and intangible asset impairment charges totaled $769.7 million for the three and five months ended June 30, 2010. See Item 1, “Financial Statements — Unaudited” — Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for additional information.

If industry and local business conditions in our markets deteriorate in excess of current estimates, potentially resulting in further declines in advertising sales and operating results, and if the trading value of our debt and equity securities decline significantly, we will be required to once again assess the recoverability of goodwill in addition to our annual evaluation and recoverability and useful lives of our intangible assets and other long-lived assets. This could result in future impairment charges, a reduction of remaining useful lives associated with our intangible assets and other long-lived assets and acceleration of amortization expense.
Retirement of Chairman and Chief Executive Officer
Effective May 28, 2010 (the “Separation Date”), our Chairman and Chief Executive Officer, David C. Swanson, retired from the Company. The Company’s Board of Directors (the “Board”) has established an Executive Oversight Committee comprised of three of the Board’s current directors, Jonathan B. Bulkeley, W. Kirk Liddell and Mark A. McEachen, to lead the Company on an interim basis. Mr. Liddell serves as the Company’s Interim Principal Executive Officer and current Board member, Alan F. Schultz, serves as the non-executive Chairman of the Board.
In connection with Mr. Swanson’s retirement, the Company entered into a Separation Agreement with Mr. Swanson (the “Separation Agreement”) on May 20, 2010. The Separation Agreement provides that Mr. Swanson will receive severance benefits to which he is entitled under his Amended and Restated Employment Agreement (the “Employment Agreement”), in connection with a termination not for Cause following a Change of Control (as such terms are defined in the Employment Agreement). In accordance with the Separation Agreement, Mr. Swanson received a lump-sum separation payment of $6.4 million plus accrued and unpaid salary and vacation days totaling $0.5 million during the three months ended June 30, 2010 and will receive a pro rata portion of his 2010 annual bonus totaling $0.4 million no later than March 15, 2011.
In accordance with the Separation Agreement, the Company will reimburse Mr. Swanson for the costs of obtaining term life insurance coverage from the Separation Date until the earlier of (i) December 31, 2013 and (ii) the date on which Mr. Swanson becomes employed or self-employed. In addition, the Company will reimburse Mr. Swanson for costs of obtaining health, medical and dental insurance and long-term disability insurance benefits from the Separation Date until the earlier of (i) May 31, 2013 and (ii) the date on which Mr. Swanson becomes employed or self-employed. Mr. Swanson will also be reimbursed for costs of financial planning and outplacement services, dues for continuing his health club and country club memberships and executive health expenses during this period. He will also have access to periodic administrative and technical support through the end of 2010.
Following the Separation Date, Mr. Swanson has no equity interest in the Company or any of its affiliates or subsidiaries other than 25,320 previously issued and currently vested stock appreciation rights in the Company. All other unvested stock appreciation rights held by Mr. Swanson have terminated. Mr. Swanson will continue to participate in the Company’s 2009 Long Term Incentive Plan (“LTIP”) and will be eligible to receive payment of up to $3.5 million under the LTIP subject to satisfaction of the performance standards contained in the LTIP. Mr. Swanson will also receive $5.7 million in full satisfaction for amounts due to him under certain non-qualified pension plans and $0.5 million associated with his vested benefits under the Company’s qualified pension plan and under the R.H. Donnelley Corporation Restoration Plan. Pursuant to the Separation Agreement, Mr. Swanson agreed to release the Company from, among other things, all claims, demands, damages, actions or rights of action of any nature, arising out of or related to or based upon his employment with the Company. Mr. Swanson further agreed to comply with and be bound by a 12 month non-competition and non-solicitation covenant beginning on the Separation Date and covenants prohibiting disclosure of the Company’s confidential information.
Filing of Voluntary Petitions in Chapter 11
On May 28, 2009 (the “Petition Date”), R.H. Donnelley Corporation (“RHD” or the “Predecessor Company”) and its subsidiaries (collectively with the Predecessor Company, the “Debtors”) filed voluntary petitions for Chapter 11 relief under Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).
Confirmed Plan of Reorganization and Emergence from the Chapter 11 Proceedings
On January 12, 2010, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law, and Order Confirming the Joint Plan of Reorganization for the Predecessor Company and its subsidiaries (the “Confirmation Order”). On January 29, 2010 (the “Effective Date”), the Joint Plan of Reorganization for the Predecessor Company and its subsidiaries (the “Plan”) became effective in accordance with its terms.

From the Petition Date until the Effective Date, the Debtors operated their businesses as debtors-in-possession in accordance with the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) were jointly administered under the caption In re R.H. Donnelley Corporation, Case No. 09-11833 (KG) (Bankr. D. Del. 2009).
Dex One became the successor registrant to the Predecessor Company for operations prior to the Effective Date upon emergence from Chapter 11 relief under the Bankruptcy Code on the Effective Date. References to the Predecessor Company in this Quarterly Report on Form 10-Q pertain to periods prior to the Effective Date.
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
•	On the Effective Date, in accordance with the Plan, the Company issued the following number of shares of Dex One common stock: (i) approximately 10.5 million shares, representing 21.0% of total outstanding common stock, to all holders of notes issued by RHD; (ii) approximately 11.65 million shares, representing 23.3% of total outstanding common stock, to all holders of notes issued by Dex Media, Inc.; (iii) approximately 12.9 million shares, representing 25.8% of total outstanding common stock, to all holders of notes issued by RHDI; (iv) approximately 6.5 million shares, representing 13.0% of total outstanding common stock, to all holders of senior notes issued by Dex Media West; and (v) approximately 8.45 million shares, representing 16.9% of total outstanding common stock, to all holders of senior subordinated notes issued by Dex Media West.

•	On the Effective Date, in accordance with the terms of the Plan, holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011 also received their pro rata share of Dex One’s $300.0 million aggregate principal amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”).
As of June 30, 2010 and pursuant to the Plan, the Company has made distributions in cash on account of all, or substantially all, of the allowed claims of general unsecured creditors. Allowed claims of general unsecured creditors that have not been paid as of June 30, 2010 will be paid during the remainder of 2010.
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
Impact on Long-Term Debt Upon Emergence from the Chapter 11 Proceedings
On the Effective Date and in accordance with the Plan, $6.1 billion of the Predecessor Company’s senior notes, senior discount notes and senior subordinated notes (collectively the “notes in default”) were exchanged for (a) 100% of the reorganized Dex One equity and (b) $300.0 million of the Dex One Senior Subordinated Notes issued to the holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011 on a pro rata basis in addition to their share of the reorganized Dex One equity. See Part 1 — Item 1, “Financial Statements (Unaudited)” — Note 6, “Long-Term Debt, Credit Facilities and Notes” for further details of our long-term debt.
Accounting Matters Resulting from the Chapter 11 Proceedings
The filing of the Chapter 11 petitions constituted an event of default under the indentures governing the Predecessor Company’s notes in default and the debt obligations under those instruments became automatically and immediately due and payable, although any actions to enforce such payment obligations were automatically stayed under applicable bankruptcy laws. Based on the bankruptcy petitions, the notes in default are included in liabilities subject to compromise on the consolidated balance sheet at December 31, 2009. See Part 1 — Item 1, “Financial Statements (Unaudited)” — Note 1, “Business and Basis of Presentation — Accounting Matters” for additional information regarding the notes in default and other accounting matters.

Fresh Start Accounting
The Company adopted fresh start accounting and reporting effective February 1, 2010 (“Fresh Start Reporting Date”) in accordance with FASB ASC 852, Reorganizations (“FASB ASC 852”), as the holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the voting shares of the emerging entity and the reorganization value of the Company’s assets immediately before the date of confirmation was less than the post-petition liabilities and allowed claims. See Part 1 — Item 1, “Financial Statements (Unaudited)” — Note 3, “Fresh Start Accounting” for additional information.
Goodwill of $2.1 billion was recorded in connection with the Company’s adoption of fresh start accounting and represents the excess of the reorganization value of Dex One over the fair value of identified tangible and intangible assets. Goodwill is not amortized but is subject to impairment testing on an annual basis as of October 31st or more frequently if indicators of potential impairment exist. See “Impairment Charges” above for information on our impairment evaluation of goodwill, definite-lived intangible assets and other long-lived assets during the three months ended June 30, 2010.
Our net revenues and operating results have been and will continue to be significantly impacted by our adoption of fresh start accounting on the Fresh Start Reporting Date over the twelve month period ending January 31, 2011. See Part 1 — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Comparability” for additional information on the impact of fresh start accounting and the Company’s presentation of Adjusted and Combined Adjusted results.
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
Going Concern
As a result of our emergence from the Chapter 11 proceedings and the restructuring of the Predecessor Company’s outstanding debt, we believe that Dex One will generate sufficient cash flow from operations to satisfy all of its debt obligations according to applicable terms and conditions for a reasonable period of time. See Part 1 — Item 1, “Financial Statements (Unaudited)” — Note 3, “Fresh Start Accounting” for information and analysis on our emergence from the Chapter 11 proceedings and the impact on our financial position. The Company’s goodwill and intangible asset impairment charges recorded during the three months ended June 30, 2010 do not affect our ability to continue as a going concern, as we are permitted to exclude such charges from debt covenant evaluations.
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
We have reviewed other accounting pronouncements that were issued as of June 30, 2010, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

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
We have provided a U.S. generally accepted accounting principles (“GAAP”) analysis of the Company’s results of operations for the three and five months ended June 30, 2010 and the Predecessor Company’s results of operations for the one month ended January 31, 2010 below. This GAAP analysis includes a discussion of results for the individual reporting periods, however does not provide a comparison of the individual reporting periods to the respective prior year reporting periods due to the reasons discussed above.
As a result of the deferral and amortization method of revenue recognition, recognized gross advertising revenues reflect the amortization of advertising sales consummated in prior periods as well as in the current period. The adoption of fresh start accounting has a significant impact on the financial position and results of operations of the Company commencing on the Fresh Start Reporting Date. Consistent with the Predecessor Company’s historical application of the purchase method of accounting for business combinations included in FASB ASC 805, Business Combinations, fresh start accounting precludes us from recognizing advertising revenue and certain expenses associated with advertising sales fulfilled prior to the Fresh Start Reporting Date. Thus, our reported results for the three and five months ended June 30, 2010 are not indicative of our underlying operating and financial performance and are not comparable to any prior period presentation. The adoption of fresh start accounting did not have any impact on cash flows from operations.
Accordingly, in addition to providing a GAAP analysis below, management has also provided a non-GAAP analysis entitled “Non-GAAP Financial Information — Adjusted and Combined Adjusted Results.” Non-GAAP Financial Information — Adjusted Results adjusts GAAP results of the Company for the three months ended June 30, 2010 to (i) eliminate the fresh start accounting impact on revenue and certain related expenses noted above and (ii) exclude cost-uplift recorded under fresh start accounting. Non-GAAP Financial Information — Combined Adjusted Results (1) combines GAAP results of the Company for the five months ended June 30, 2010 and GAAP results of the Predecessor Company for the one month ended January 31, 2010 and (2) adjusts these combined amounts to (i) eliminate the fresh start accounting impact on revenue and certain related expenses noted above and (ii) exclude cost-uplift recorded under fresh start accounting. Deferred directory costs that are included in prepaid expenses and other current assets on the condensed consolidated balance sheet, such as print, paper, distribution and commissions, relate to directories that have not yet been published. Deferred directory costs have been recorded at fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directory, plus (c) a normal profit margin. This incremental fresh start accounting adjustment to step up the recorded value of the deferred directory costs to fair value is hereby referred to as “cost-uplift.” Cost-uplift will be amortized over the terms of the applicable directories, not to exceed twelve months, and has been allocated between production and distribution expenses and selling and support expenses based upon the category of the deferred directory costs that were fair valued. Management’s non-GAAP analysis compares the Non-GAAP Financial Information — Adjusted and Combined Adjusted Results to the Predecessor Company’s GAAP results for the three and six months ended June 30, 2009 through operating income.
Management believes that the presentation of Non-GAAP Financial Information — Adjusted and Combined Adjusted Results will help financial statement users better understand the material impact fresh start accounting has on the Company’s results of operations for the three and five months ended June 30, 2010 and also offers a non-GAAP normalized comparison to GAAP results of the Predecessor Company for the three and six months ended June 30, 2009. The Non-GAAP Financial Information — Adjusted and Combined Adjusted Results presented below are reconciled to the most comparable GAAP measures. While the Non-GAAP Financial Information — Adjusted and Combined Adjusted Results exclude the effects of fresh start accounting and certain other items, it must be noted that the Non-GAAP Financial Information — Adjusted and Combined Adjusted Results are not comparable to the Predecessor Company’s GAAP results for the three and six months ended June 30, 2009 and should not be treated as such.

Impairment Charges
The Company has excluded the goodwill and intangible asset impairment charges totaling $769.7 million from Adjusted Results for the three months ended June 30, 2010 and Combined Adjusted Results for the six months ended June 30, 2010.
Reclassifications
Certain prior period amounts included in the condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. Purchased traffic costs incurred to direct traffic to our online properties have been reclassified from advertising expense, a component of selling and support expenses, to production and distribution expenses in the condensed consolidated statements of operations. In addition, information technology expenses have been reclassified from production and distribution expenses to general and administrative expenses in the condensed consolidated statements of operations. These reclassifications had no impact on operating income or net loss for the three and six months ended June 30, 2009. The tables below summarize these reclassifications.

	Three Months Ended June 30, 2009
	As Previously
(amounts in millions)	Reported	Reclass	As Reclassified

Production and distribution expenses	$88.5	$4.2	$92.7
Selling and support expenses	172.2	(11.5)	160.7
General and administrative expenses	18.7	7.3	26.0

	Six Months Ended June 30, 2009
	As Previously
(amounts in millions)	Reported	Reclass	As Reclassified

Production and distribution expenses	$184.6	$10.0	$194.6
Selling and support expenses	337.1	(24.4)	312.7
General and administrative expenses	53.2	14.4	67.6
GAAP Reported Results
Successor Company — Three and Five Months Ended June 30, 2010
Net Revenues
The components of our net revenues for the three and five months ended June 30, 2010 were as follows:

	Successor Company
	Three Months Ended	Five Months Ended
(amounts in millions)	June 30, 2010	June 30, 2010

Gross advertising revenues	$157.6	$210.2
Sales claims and allowances	(1.7)	(4.2)

Net advertising revenues	155.9	206.0
Other revenues	5.0	8.0

Total	$160.9	$214.0

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
The adoption of fresh start accounting has a significant impact on the results of operations of the Company commencing on the Fresh Start Reporting Date. As a result of the deferral and amortization method of revenue recognition, recognized gross advertising revenues reflect the amortization of advertising sales consummated in prior periods as well as in the current period. Fresh start accounting precludes us from recognizing advertising revenue and certain expenses associated with advertising sales fulfilled prior to the Fresh Start Reporting Date. Thus, our reported results for the three and five months ended June 30, 2010 are not indicative of our underlying operating and financial performance and are not comparable to any prior period presentation.
Gross advertising revenues were $157.6 million and $210.2 million for the three and five months ended June 30, 2010, respectively, and exclude $294.0 million and $551.9 million, respectively, of gross advertising revenues resulting from our adoption of fresh start accounting. Gross advertising revenues continue to be impacted by declines in advertising sales primarily as a result of declines in new and recurring business, mainly driven by (1) declines in overall advertising spending by our clients, (2) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (3) an increase in competition and more fragmentation in local business search.
Sales claims and allowances were $1.7 million and $4.2 million for the three and five months ended June 30, 2010, respectively, and exclude $5.1 million and $9.7 million, respectively, of sales claims and allowances resulting from our adoption of fresh start accounting. Sales claims and allowances were affected by lower claims experience due to process improvements and operating efficiencies, which improved print copy quality in certain of our markets, as well as lower advertising sales volume.
Other revenues were $5.0 million and $8.0 million for the three and five months ended June 30, 2010, respectively, and exclude $2.0 million and $3.8 million, respectively, of other revenues resulting from our adoption of fresh start accounting. Other revenues include late fees received on outstanding customer balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products.
Expenses
The components of our total expenses for the three and five months ended June 30, 2010 were as follows:

	Successor Company
	Three Months Ended	Five Months Ended
(amounts in millions)	June 30, 2010	June 30, 2010

Production and distribution expenses	$51.5	$80.5
Selling and support expenses	93.5	151.9
General and administrative expenses	40.2	61.9
Depreciation and amortization	59.6	99.0
Impairment charges	769.7	769.7

Total	$1,014.5	$1,163.0

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
Production and Distribution Expenses
Total production and distribution expenses were $51.5 million and $80.5 million for the three and five months ended June 30, 2010, respectively. Production and distribution expenses are comprised of items such as print, paper and distribution expenses, internet production and distribution expenses and amortization of cost-uplift associated with print, paper and distribution expenses resulting from our adoption of fresh start accounting. As a result of our adoption of fresh start accounting, production and distribution expenses for the three and five months ended June 30, 2010 exclude the amortization of deferred directory costs under the deferral and amortization method for directories published before the Fresh Start Reporting Date totaling $32.6 million and $60.9 million, respectively, and include amortization of cost-uplift of $2.1 million and $3.4 million, respectively. Print paper and distribution expenses continue to be impacted by lower page volumes associated with declines in print advertisements and negotiated price reductions in our print and paper expenses. Internet production and distribution expenses have been affected by a reduction in DexNet customers, purchasing efficiencies and lower headcount, partially offset by increased purchased traffic costs incurred to direct traffic to our online properties.
Selling and Support Expenses
Total selling and support expenses were $93.5 million and $151.9 million for the three and five months ended June 30, 2010, respectively. Selling and support expenses are comprised of items such as bad debt expense, commissions and salesperson expenses, directory publishing expenses, billing, credit and collection expense, occupancy expenses, advertising expense and amortization of cost uplift associated with commissions resulting from our adoption of fresh start accounting. Due to our adoption of fresh start accounting, selling and support expenses for the three and five months ended June 30, 2010 exclude the amortization of deferred directory costs under the deferral and amortization method for directories published before the Fresh Start Reporting Date totaling $29.7 million and $58.3 million, respectively, and include amortization of cost-uplift of $1.2 million and $1.7 million, respectively. Bad debt expense has been impacted by effective credit and collections practices, which have driven improvement in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers and advertisements. If clients fail to pay within specified credit terms, we may cancel their advertising in future directories, which could impact our ability to collect past due amounts as well as adversely impact our advertising sales and revenue trends. Directory publishing expenses continue to be affected by declines in print advertisements and lower headcount. Billing, credit and collections expense has been impacted by lower billing volumes associated with declines in advertisers and advertisements. Occupancy expenses have been impacted by the renegotiation of our leased properties and reduction in the amount of leased square footage during the bankruptcy process.

General and Administrative Expenses
General and administrative (“G&A”) expenses were $40.2 million and $61.9 million for the three and five months ended June 30, 2010, respectively. G&A expenses are comprised of items such as general corporate expenses, incentive compensation expense and information technology (“IT”) expenses. G&A related incentive compensation expense pertains to expense associated with a stock appreciation rights (“SARs”) grant made on March 1, 2010 to certain employees, including executive officers, common stock granted and issued to members of the Company’s Board of Directors on March 1, 2010 and compensation expense associated with the Company’s Long-Term Incentive Program (“LTIP”), which includes accelerated compensation expense associated with the retirement of our Chief Executive Officer.
Depreciation and Amortization
Depreciation and amortization expense was $59.6 million and $99.0 million for the three and five months ended June 30, 2010, respectively. Amortization of intangible assets was $46.3 million and $77.1 million for the three and five months ended June 30, 2010, respectively, and was impacted by the increase in fair value of our intangible assets and the establishment of the estimated useful lives resulting from our adoption of fresh start accounting. The Company expects to recognize amortization expense associated with its intangible assets of $165.9 million during the eleven months ended December 31, 2010, which includes the affect of reduced book values of our intangible assets subsequent to the impairment charge during the three months ended June 30, 2010 noted below. The Company and the Predecessor Company anticipate a decrease in amortization expense for the full year 2010 of $333.2 million as compared to the full year 2009. This decrease is a result of the reduced carrying values of intangible assets subsequent to the impairment charges recorded by the Company during the three months ended June 30, 2010 and the Predecessor Company during the fourth quarter of 2009, partially offset by increased amortization expense resulting from the increase in fair value of our intangible assets as a result of our adoption of fresh start accounting and the reduction of the remaining useful lives of intangible assets associated with the impairment charges recorded by the Predecessor Company during the fourth quarter of 2009.
Depreciation of fixed assets and amortization of computer software was $13.3 million and $21.9 million for the three and five months ended June 30, 2010, respectively. Depreciation of fixed assets and amortization of computer software was affected by the increase in fair value of our fixed assets and computer software resulting from our adoption of fresh start accounting as well as capital projects placed into service during the three and five months ended June 30, 2010.
Impairment Charges
Based upon the decline in the trading value of our debt and equity securities during the three months ended June 30, 2010 and the retirement of our Chairman and Chief Executive Officer on May 28, 2010, among others, the Company concluded that there were indicators of impairment during the three months ended June 30, 2010. As a result of identifying indicators of impairment, we performed impairment tests as of June 30, 2010 of our goodwill, definite-lived intangible assets and other long-lived assets in accordance with FASB ASC 350 and FASB ASC 360. The testing results of our definite-lived intangible assets and other long-lived assets resulted in an impairment charge of $17.3 million during the three and five months ended June 30, 2010 associated with trade names and trademarks, technology, local customer relationships and other from our Business.com reporting unit. The testing results of our goodwill resulted in an impairment charge of $752.3 million during the three and five months ended June 30, 2010, which has been recorded in each of our reporting units. The sum of the goodwill and intangible asset impairment charges totaled $769.7 million for the three and five months ended June 30, 2010. See Item 1, “Financial Statements — Unaudited” — Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for additional information.

Operating Loss
Operating loss was $(853.5) million and $(948.9) million for the three and five months ended June 30, 2010, respectively. Under fresh start accounting, most deferred net revenues related to directories published prior to the Fresh Start Reporting Date have been eliminated however, only certain deferred direct expenses related to these directories have been eliminated. Expenses that are not directly associated with net revenues from these directories will continue to be recognized as period expenses subsequent to the Fresh Start Reporting Date. As such, fresh start accounting has had a disproportionate adverse effect on reported net revenues versus expenses in determining operating loss for the three and five months ended June 30, 2010. Each month subsequent to the Fresh Start Reporting Date until the impact of fresh start accounting expires in the first quarter of 2011, the ratio of reported net revenue to expense will increase. Operating loss for the three and five months ended June 30, 2010 was directly impacted by the goodwill and intangible asset impairment charges noted above, the significant impact of the effects of fresh start accounting as well as the revenue and expense trends described above.
Interest Expense, Net
Net interest expense was $73.4 million and $122.4 million for the three and five months ended June 30, 2010, respectively. The Company did not record any amortization of deferred financing costs to interest expense for the three and five months ended June 30, 2010, as financing costs associated with our new debt arrangements were included in the fair value determination of our long-term debt resulting from our adoption of fresh start accounting.
In conjunction with our adoption of fresh start accounting and reporting on the Fresh Start Reporting Date, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $8.3 million and $13.9 million for the three and five months ended June 30, 2010, respectively.
In connection with the amendment and restatement of the Dex Media East and RHDI credit facilities on the Effective Date, we entered into interest rate swap and interest rate cap agreements during the first quarter of 2010, which have not been designated as cash flow hedges. The Company’s interest expense for the three and five months ended June 30, 2010 includes expense of $5.6 million and $6.7 million, respectively, resulting from the change in fair value of these interest rate swaps and interest rate caps.
Income Taxes
The effective tax rate on loss before income taxes is 16.9% and 52.1% for the three and five months ended June 30, 2010, respectively.
As a result of the goodwill and intangible asset impairment charges during the three and five months ended June 30, 2010, we recognized a non-deductible adjustment to our effective tax rate of $201.8 million for the three and five months ended June 30, 2010.
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
Based upon the closing of the SEC filing period for Schedules 13-G and review of these schedules filed through February 15, 2010, the Company determined that, more likely than not, a certain “check-the-box” election was effective prior to the date of the 2009 ownership change under Section 382. As a result, the Company recorded a tax benefit for the reversal of a liability for unrecognized tax benefit of $351.9 million in the Company’s statement of financial condition and results of operations for the five months ended June 30, 2010, which was the primary driver of our effective tax rate for the five months ended June 30, 2010.

Net Loss and Loss Per Share
Net loss was $(769.9) million and $(512.7) million for the three and five months ended June 30, 2010, respectively, and was directly impacted by the goodwill and intangible asset impairment charges noted above, the significant impact of the effects of fresh start accounting and the revenue and expense trends described above, partially offset by the income tax benefit recorded for the three and five months ended June 30, 2010 noted above.
See Item 1, “Financial Statements — Unaudited” — Note 2, “Summary of Significant Accounting Policies — Earnings (Loss) Per Share” for further details and computations of the basic and diluted earnings (loss) per share (“EPS”) amounts. For the three and five months ended June 30, 2010, basic and diluted EPS was $(15.39) and $(10.25), respectively.
Predecessor Company — One Month Ended January 31, 2010
Net Revenues
The components of the Predecessor Company’s net revenues for the one month ended January 31, 2010 were as follows:

Predecessor Company
One Month Ended
(amounts in millions)	January 31, 2010

Gross advertising revenues	$161.0
Sales claims and allowances	(3.5)

Net advertising revenues	157.5
Other revenues	2.9

Total	$160.4

Gross advertising revenues were $161.0 million for the one month ended January 31, 2010. Gross advertising revenues continue to be impacted by declines in advertising sales over the past twelve months, primarily as a result of declines in new and recurring business, mainly driven by (1) declines in overall advertising spending by our clients, (2) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (3) an increase in competition and more fragmentation in local business search.
Sales claims and allowances were $3.5 million for the one month ended January 31, 2010. Sales claims and allowances were affected by lower claims experience due to process improvements and operating efficiencies, which improved print copy quality in certain of our markets, as well as lower advertising sales volume.
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

Production and Distribution Expenses
Total production and distribution expenses were $27.0 million for the one month ended January 31, 2010. Production and distribution expenses are comprised of items such as print, paper and distribution expenses and internet production and distribution expenses. Print paper and distribution expenses continue to be impacted by lower page volumes associated with declines in print advertisements, negotiated price reductions in our print and paper expenses and favorable paper inventory expenses. Internet production and distribution expenses have been affected by a reduction in DexNet customers, purchasing efficiencies and lower headcount, partially offset by increased purchased traffic costs incurred to direct traffic to our online properties.
Selling and Support Expenses
Total selling and support expenses were $40.9 million for the one month ended January 31, 2010. Selling and support expenses are comprised of items such as bad debt expense, commissions and salesperson expenses, directory publishing expenses, billing, credit and collection expense, occupancy expenses and advertising expense. Bad debt expense has been impacted by effective credit and collections practices, which have driven improvement in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers and advertisements. Directory publishing expenses continue to be affected by declines in print advertisements and lower headcount. Billing, credit and collections expense has been impacted by lower billing volumes associated with declines in advertisers and advertisements. Occupancy expenses have been impacted by the renegotiation of our leased properties and reduction in the amount of leased square footage during the bankruptcy process.
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

See Part 1 — Item 1, “Financial Statements (Unaudited)” — Note 3 “Fresh Start Accounting” for information on the gain on reorganization / settlement of liabilities subject to compromise and the fresh start accounting adjustments presented above.

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
See Item 1, “Financial Statements — Unaudited” — Note 2, “Summary of Significant Accounting Policies — Earnings (Loss) Per Share” for further details and computations of the basic and diluted EPS amounts. For the one month ended January 31, 2010, basic EPS was $100.3 and diluted EPS was $100.2.

Non-GAAP Financial Information — Adjusted and Combined Adjusted Results
Management believes that the presentation of Non-GAAP Financial Information — Adjusted and Combined Adjusted Results will help financial statement users better understand the material impact fresh start accounting has on the Company’s results of operations for the three and five months ended June 30, 2010 and also offers a non-GAAP normalized comparison to GAAP results of the Predecessor Company for the three and six months ended June 30, 2009. The Non-GAAP Financial Information — Adjusted and Combined Adjusted Results presented below are reconciled to the most comparable GAAP measures. While the Non-GAAP Financial Information — Adjusted and Combined Adjusted Results exclude the effects of fresh start accounting and certain other items such as goodwill and intangible asset impairment charges, it must be noted that the Non-GAAP Financial Information — Adjusted and Combined Adjusted Results are not comparable to the Predecessor Company’s GAAP results for the three and six months ended June 30, 2009 and should not be treated as such.
Adjusted Results for the Three Months Ended June 30, 2010
compared to Predecessor Company GAAP Results for the Three Months Ended June 30, 2009
Net Revenues
The components of our adjusted net revenues for the three months ended June 30, 2010 and the Predecessor Company GAAP net revenues for the three months ended June 30, 2009 were as follows:

	Successor				Predecessor
	Company			Adjusted	Company
	Three Months Ended			Three Months Ended	Three Months Ended
	June 30,	Fresh Start		June 30,	June 30,
(amounts in millions)	2010	Adjustments		2010	2009	$ Change	% Change

Gross advertising revenues	$157.6	$294.0	(1)	$451.6	$569.9	$(118.3)	(20.8)%
Sales claims and allowances	(1.7)	(5.1	)(1)	(6.8)	(11.7)	4.9	41.9

Net advertising revenues	155.9	288.9		444.8	558.2	(113.4)	(20.3)
Other revenues	5.0	2.0	(1)	7.0	7.4	(0.4)	5.4

Total	$160.9	$290.9		$451.8	$565.6	$(113.8)	(20.1)%

(1)	Represents gross advertising revenues, sales claims and allowances and other revenues for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the three months ended June 30, 2010 absent our adoption of fresh start accounting required under GAAP.
Adjusted gross advertising revenues for the three months ended June 30, 2010 decreased $118.3 million, or 20.8%, from the Predecessor Company three months ended June 30, 2009. The decline in adjusted gross advertising revenues for the three months ended June 30, 2010 is primarily due to declines in advertising sales over the past twelve months, primarily as a result of declines in new and recurring business, mainly driven by (1) declines in overall advertising spending by our clients, (2) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (3) an increase in competition and more fragmentation in local business search. The decline in adjusted gross advertising revenues for the three months ended June 30, 2010 is also due to the timing of publication deliveries.
Adjusted sales claims and allowances for the three months ended June 30, 2010 decreased $4.9 million, or 41.9%, from the Predecessor Company three months ended June 30, 2009. The decline in adjusted sales claims and allowances for the three months ended June 30, 2010 is primarily due to lower claims experience as a result of process improvements and operating efficiencies, which improved print copy quality in certain of our markets, as well as lower advertising sales volume.

Advertising sales is a non-GAAP statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under GAAP are recognized under the deferral and amortization method. Adjusted advertising sales for the three months ended June 30, 2010 were $448.8 million, compared to $518.4 million for the Predecessor Company three months ended June 30, 2009. The $69.6 million, or 13.4%, decrease in adjusted advertising sales for the adjusted three months ended June 30, 2010 is a result of declines in new and recurring business, mainly driven by (1) declines in overall advertising spending by our clients, (2) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (3) an increase in competition and more fragmentation in local business search. Advertising sales in current periods will be recognized as gross advertising revenues in future periods as a result of the deferral and amortization method of revenue recognition.
Expenses
The components of our adjusted total expenses for the three months ended June 30, 2010 and the Predecessor Company GAAP total expenses for the three months ended June 30, 2009 were as follows:

	Successor				Predecessor
	Company			Adjusted	Company
	Three Months Ended	Fresh Start		Three Months Ended	Three Months Ended
	June 30,	and Other		June 30,	June 30,
(amounts in millions)	2010	Adjustments		2010	2009	$ Change	% Change

Production and distribution expenses	$51.5	$30.5	(1)	$82.0	$92.7	$(10.7)	(11.5)%
Selling and support expenses	93.5	28.5	(1)	122.0	160.7	(38.7)	(24.1)
General and administrative expenses	40.2	—		40.2	26.0	14.2	54.6
Depreciation and amortization	59.6	—	(2)	59.6	142.3	(82.7)	(58.1)
Impairment charges	769.7	(769.7	)(3)	—	—	—	—

Total	$1,014.5	$(710.7)		$303.8	$421.7	$(117.9)	(28.0)%

(1)	Represents (a) certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the three months ended June 30, 2010 absent our adoption of fresh start accounting required under GAAP, and (b) the exclusion of cost-uplift recorded under fresh start accounting.

(2)	Depreciation and amortization expense has not been adjusted for the increase in fair value of our intangible assets and fixed assets and computer software as a result of our adoption of fresh start accounting, the reduced carrying values of intangible assets resulting from impairment charges recorded by the Predecessor Company during the fourth quarter of 2009 and the associated reduction in remaining useful lives effective January 1, 2010.

(3)	Goodwill and intangible asset impairment charges have been excluded for the adjusted three months ended June 30, 2010.

Production and Distribution Expenses
Total adjusted production and distribution expenses for the three months ended June 30, 2010 were $82.0 million, compared to $92.7 million for the Predecessor Company three months ended June 30, 2009. The primary components of the $10.7 million, or 11.5%, decrease in adjusted production and distribution expenses for the three months ended June 30, 2010 were as follows:

Adjusted Three
Months Ended June
(amounts in millions)	30, 2010

Lower print, paper and distribution expenses	$(8.5)
Lower internet production and distribution expenses	(1.5)
All other, net	(0.7)

Total decrease in adjusted production and distribution expenses for the three months ended June 30, 2010	$(10.7)

Adjusted print, paper and distribution expenses for the three months ended June 30, 2010 declined $8.5 million, compared to the Predecessor Company three months ended June 30, 2009. This decline is primarily due to lower page volumes associated with declines in print advertisements, negotiated price reductions in our print and paper expenses and timing of publication deliveries as compared to the prior year period.
Adjusted internet production and distribution expenses for the three months ended June 30, 2010 declined $1.5 million, compared to the Predecessor Company three months ended June 30, 2009, primarily due to a reduction in DexNet customers, purchasing efficiencies and lower headcount, partially offset by increased purchased traffic costs incurred to direct traffic to our online properties.
Selling and Support Expenses
Total adjusted selling and support expenses for the three months ended June 30, 2010 were $122.0 million, compared to $160.7 million for the Predecessor Company three months ended June 30, 2009. The primary components of the $38.7 million, or 24.1%, decrease in adjusted selling and support expenses for the three months ended June 30, 2010 were as follows:

Adjusted Three
Months Ended June
(amounts in millions)	30, 2010

Lower bad debt expense	$(31.6)
Lower commissions and salesperson expenses	(6.4)
Lower occupancy expenses	(1.2)
All other, net	0.5

Total decrease in adjusted selling and support expenses for the three months ended June 30, 2010	$(38.7)

Adjusted bad debt expense for the three months ended June 30, 2010 declined $31.6 million, compared to the Predecessor Company three months ended June 30, 2009, primarily due to effective credit and collections practices, which have driven improvement in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers and advertisements. Adjusted bad debt expense for the three months ended June 30, 2010 represented 2.5% of our net revenue, compared to 7.6% for the Predecessor Company three months ended June 30, 2009. Bad debt expense can fluctuate during the year based on changes in projected write-off experience. For the full year 2010, the Company anticipates that bad debt expense as a percentage of net revenue will range between 3% to 5%.
Adjusted commissions and salesperson expenses for the three months ended June 30, 2010 decreased $6.4 million, compared to the Predecessor Company three months ended June 30, 2009, primarily due to lower advertising sales and its effect on variable-based commissions as well as lower headcount resulting from declines in advertisers.
Adjusted occupancy expenses for the three months ended June 30, 2010 decreased $1.2 million, compared to the Predecessor Company three months ended June 30, 2009, primarily due to the renegotiation of our leased properties and reduction in the amount of leased square footage during the bankruptcy process.

General and Administrative Expenses
Adjusted G&A expenses for the three months ended June 30, 2010 were $40.2 million, compared to $26.0 million for the Predecessor Company three months ended June 30, 2009. The primary components of the $14.2 million, or 54.6%, increase in adjusted G&A expenses for the three months ended June 30, 2010 were as follows:

Adjusted Three
Months Ended June
(amounts in millions)	30, 2010

Change in net curtailment gains	$9.7
One-time expenses associated with retirement of Chief Executive Officer	9.5
Lower restructuring expenses	(2.0)
All other, net	(3.0)

Total increase in adjusted G&A expenses for the three months ended June 30, 2010	$14.2

During the adjusted three months ended June 30, 2010, we recognized a one-time net curtailment gain of $3.8 million associated with the retirement of the Company’s Chief Executive Officer. This represents a decrease of $9.7 million in net curtailment gains from the three months ended June 30, 2009 during which we recognized $13.5 million associated with the freeze on the Predecessor Company’s defined benefit plans for certain union employees and the elimination of certain union retiree health care and life insurance benefits.
During the adjusted three months ended June 30, 2010, we recognized one-time expenses of $9.5 million associated with the retirement of the Company’s Chief Executive Officer.
Adjusted restructuring expenses for the three months ended June 30, 2010 decreased $2.0 million, compared to the Predecessor Company three months ended June 30, 2009, primarily due to lower severance expense and fees associated with outside consultant services.
Depreciation and Amortization
Depreciation and amortization expense for the adjusted three months ended June 30, 2010 was $59.6 million, compared to $142.3 million for the Predecessor Company three months ended June 30, 2009. Amortization of intangible assets was $46.3 million for the adjusted three months ended June 30, 2010, compared to $128.6 million for the Predecessor Company three months ended June 30, 2009. The decrease in amortization expense for the adjusted three months ended June 30, 2010 is a result of the reduced carrying values of intangible assets subsequent to the impairment charges recorded by the Predecessor Company during the fourth quarter of 2009, partially offset by increased amortization expense resulting from the increase in fair value of our intangible assets as a result of our adoption of fresh start accounting and the reduction of the remaining useful lives of intangible assets associated with the impairment charges recorded by the Predecessor Company during the fourth quarter of 2009.
Depreciation of fixed assets and amortization of computer software was $13.3 million for the adjusted three months ended June 30, 2010, compared to $13.7 million for the Predecessor Company three months ended June 30, 2009. The decrease in depreciation expense for the adjusted three months ended June 30, 2010 was primarily due to the acceleration of depreciation on fixed assets no longer in service during the three months ended June 30, 2009, partially offset by the increase in depreciation expense for the adjusted three months ended June 30, 2010 as a result of the increase in fair value of our fixed assets and computer software in conjunction with our adoption of fresh start accounting.

Operating Income (Loss)
Adjusted operating income (loss) for the three months ended June 30, 2010 and the Predecessor Company GAAP operating income for the three months ended June 30, 2009 was as follows:

	Successor				Predecessor
	Company			Adjusted	Company
	Three Months Ended	Fresh Start		Three Months Ended	Three Months Ended
	June 30,	and Other		June 30,	June 30,
(amounts in millions)	2010	Adjustments		2010	2009	$ Change	% Change
Total	$(853.5)	$1,001.6	(1)	$148.1	$143.9	$4.2	2.9%

(1)	Represents the net effect of (a) eliminating gross advertising revenues, sales claims and allowances, other revenues and certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the three months ended June 30, 2010 absent our adoption of fresh start accounting required under GAAP, (b) the exclusion of cost-uplift recorded under fresh start accounting and (c) excludes the goodwill and intangible asset impairment charges during the three months ended June 30, 2010.
Adjusted operating income for the three months ended June 30, 2010 of $148.1 million, compares to operating income of $143.9 million for the Predecessor Company three months ended June 30, 2009. The increase in adjusted operating income for the three months ended June 30, 2010 is due to the significant decline in amortization expense associated with our intangible assets and lower operating expenses described above, partially offset by declines in net revenues described above.
Combined Adjusted Results for the Six Months Ended June 30, 2010
compared to Predecessor Company GAAP Results for the Six Months Ended June 30, 2009
Net Revenues
The components of our combined adjusted net revenues for the six months ended June 30, 2010 and the Predecessor Company GAAP net revenues for the six months ended June 30, 2009 were as follows:

	Successor	Predecessor			Combined	Predecessor
	Company	Company			Adjusted	Company
	Five Months Ended	One Month Ended			Six Months Ended	Six Months Ended
	June 30,	January 31,	Fresh Start		June 30,	June 30,
(amounts in millions)	2010	2010	Adjustments		2010	2009	$ Change	% Change
Gross advertising revenues	$210.2	$161.0	$551.9	(1)	$923.1	$1,178.1	$(255.0)	(21.6)%
Sales claims and allowances	(4.2)	(3.5)	(9.7	) (1)	(17.4)	(25.9)	8.5	32.8

Net advertising revenues	206.0	157.5	542.2		905.7	1,152.2	(246.5)	(21.3)
Other revenues	8.0	2.9	3.8	(1)	14.7	15.4	(0.7)	4.5

Total	$214.0	$160.4	$546.0		$920.4	$1,167.6	$(247.2)	(21.2)%

(1)	Represents gross advertising revenues, sales claims and allowances and other revenues for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the six months ended June 30, 2010 absent our adoption of fresh start accounting required under GAAP.
Combined adjusted gross advertising revenues for the six months ended June 30, 2010 decreased $255.0 million, or 21.6%, from the Predecessor Company six months ended June 30, 2009. The decline in combined adjusted gross advertising revenues for the six months ended June 30, 2010 is primarily due to declines in advertising sales over the past twelve months, primarily as a result of declines in new and recurring business, mainly driven by (1) declines in overall advertising spending by our clients, (2) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (3) an increase in competition and more fragmentation in local business search. The decline in combined adjusted gross advertising revenues for the six months ended June 30, 2010 is also due to the timing of publication deliveries.

Combined adjusted sales claims and allowances for the six months ended June 30, 2010 decreased $8.5 million, or 32.8%, from the Predecessor Company six months ended June 30, 2009. The decline in combined adjusted sales claims and allowances for the six months ended June 30, 2010 is primarily due to lower claims experience as a result of process improvements and operating efficiencies, which improved print copy quality in certain of our markets, as well as lower advertising sales volume.
Combined adjusted advertising sales for the six months ended June 30, 2010 were $904.8 million, compared to $1,080.3 million for the Predecessor Company six months ended June 30, 2009. The $175.5 million, or 16.2%, decrease in combined adjusted advertising sales for the combined adjusted six months ended June 30, 2010 is a result of declines in new and recurring business, mainly driven by (1) declines in overall advertising spending by our clients, (2) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (3) an increase in competition and more fragmentation in local business search.
Expenses
The components of our combined adjusted total expenses for the six months ended June 30, 2010 and the Predecessor Company GAAP total expenses for the six months ended June 30, 2009 were as follows:

	Successor	Predecessor			Combined	Predecessor
	Company	Company			Adjusted	Company
	Five Months Ended	One Month Ended	Fresh Start		Six Months Ended	Six Months Ended
	June 30,	January 31,	and Other		June 30,	June 30,
(amounts in millions)	2010	2010	Adjustments		2010	2009	$ Change	% Change
Production and distribution expenses	$80.5	$27.0	$57.5	(1)	$165.0	$194.6	$(29.6)	(15.2)%
Selling and support expenses	151.9	40.9	56.6	(1)	249.4	312.7	(63.3)	(20.2)
General and administrative expenses	61.9	8.2	—		70.1	67.6	2.5	3.7
Depreciation and amortization	99.0	20.2	—	(2)	119.2	285.2	(166.0)	(58.2)
Impairment charges	769.7	—	(769.7	)(3)	—	—	—	—

Total	$1,163.0	$96.3	$(655.6)		$603.7	$860.1	$(256.4)	(29.8)%

(1)	Represents (a) certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the five months ended June 30, 2010 absent our adoption of fresh start accounting required under GAAP, and (b) the exclusion of cost-uplift recorded under fresh start accounting.

(2)	Depreciation and amortization expense has not been adjusted for the increase in fair value of our intangible assets and fixed assets and computer software as a result of our adoption of fresh start accounting, the reduced carrying values of intangible assets resulting from impairment charges recorded by the Predecessor Company during the fourth quarter of 2009 and the associated reduction in remaining useful lives effective January 1, 2010.

(3)	Goodwill and intangible asset impairment charges have been excluded for the combined adjusted six months ended June 30, 2010.

Production and Distribution Expenses
Total combined adjusted production and distribution expenses for the six months ended June 30, 2010 were $165.0 million, compared to $194.6 million for the Predecessor Company six months ended June 30, 2009. The primary components of the $29.6 million, or 15.2%, decrease in combined adjusted production and distribution expenses for the six months ended June 30, 2010 were as follows:

Combined
Adjusted Six
(amounts in millions)	Months Ended June 30, 2010
Lower print, paper and distribution expenses	$(18.7)
Lower internet production and distribution expenses	(9.3)
All other, net	(1.6)

Total decrease in combined adjusted production and distribution expenses for the six months ended June 30, 2010	$(29.6)

Combined adjusted print, paper and distribution expenses for the six months ended June 30, 2010 declined $18.7 million, compared to the Predecessor Company six months ended June 30, 2009. This decline is primarily due to lower page volumes associated with declines in print advertisements, negotiated price reductions in our print and paper expenses, timing of publication deliveries as compared to the prior year period and favorable paper inventory expenses.
Combined adjusted internet production and distribution expenses for the six months ended June 30, 2010 declined $9.3 million, compared to the Predecessor Company six months ended June 30, 2009, primarily due to a reduction in DexNet customers, purchasing efficiencies and lower headcount, partially offset by increased purchased traffic costs incurred to direct traffic to our online properties.
Selling and Support Expenses
Total combined adjusted selling and support expenses for the six months ended June 30, 2010 were $249.4 million, compared to $312.7 million for the Predecessor Company six months ended June 30, 2009. The primary components of the $63.3 million, or 20.2%, decrease in combined adjusted selling and support expenses for the six months ended June 30, 2010 were as follows:

Combined
Adjusted Six Months
(amounts in millions)	Ended June 30, 2010
Lower bad debt expense	$(47.7)
Lower commissions and salesperson expenses	(13.0)
Lower occupancy expenses	(2.9)
All other, net	0.3

Total decrease in combined adjusted selling and support expenses for the six months ended June 30, 2010	$(63.3)

Combined adjusted bad debt expense for the six months ended June 30, 2010 declined $47.7 million, compared to the Predecessor Company six months ended June 30, 2009, primarily due to effective credit and collections practices, which have driven improvement in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers and advertisements. Combined adjusted bad debt expense for the six months ended June 30, 2010 represented 3.6% of our net revenue, compared to 6.9% for the Predecessor Company six months ended June 30, 2009. Bad debt expense can fluctuate throughout the year and as such, the Company anticipates that bad debt expense as a percentage of net revenue will range between 3% to 5% for the full year 2010.
Combined adjusted commissions and salesperson expenses for the six months ended June 30, 2010 decreased $13.0 million, compared to the Predecessor Company six months ended June 30, 2009, primarily due to lower advertising sales and its effect on variable-based commissions as well as lower headcount resulting from declines in advertisers.
Combined adjusted occupancy expenses for the six months ended June 30, 2010 decreased $2.9 million, compared to the Predecessor Company six months ended June 30, 2009, primarily due to the renegotiation of our leased properties and reduction in the amount of leased square footage during the bankruptcy process.

General and Administrative Expenses
Combined adjusted G&A expenses for the six months ended June 30, 2010 were $70.1 million, compared to $67.6 million for the Predecessor Company six months ended June 30, 2009. The primary components of the $2.5 million, or 3.7%, increase in combined adjusted G&A expenses for the six months ended June 30, 2010 were as follows:

Combined Adjusted
Six Months Ended June
(amounts in millions)	30, 2010
Change in net curtailment gains	$9.7
One-time expenses associated with retirement of Chief Executive Officer	9.5
Lower restructuring expenses	(11.1)
All other, net	(5.6)

Total increase in combined adjusted G&A expenses for the six months ended June 30, 2010	$2.5

During the combined adjusted six months ended June 30, 2010, we recognized a one-time net curtailment gain of $3.8 million associated with the retirement of the Company’s Chief Executive Officer. This represents a decrease of $9.7 million in net curtailment gains from the six months ended June 30, 2009 during which we recognized $13.5 million associated with the freeze on the Predecessor Company’s defined benefit plans for certain union employees and the elimination of certain union retiree health care and life insurance benefits.
During the combined adjusted six months ended June 30, 2010, we recognized one-time expenses of $9.5 million associated with the retirement of the Company’s Chief Executive Officer.
Combined adjusted restructuring expenses for the six months ended June 30, 2010 decreased $11.1 million, compared to the Predecessor Company six months ended June 30, 2009, primarily due to lower severance expense and fees associated with outside consultant services.
All other, net primarily consists of the reversal of an accrual associated with the Predecessor Company’s incentive compensation plan during the one month ended January 31, 2010.
Depreciation and Amortization
Combined depreciation and amortization expense for the six months ended June 30, 2010 was $119.2 million, compared to $285.2 million for the Predecessor Company six months ended June 30, 2009. Combined amortization of intangible assets was $92.7 million for the six months ended June 30, 2010, compared to $257.0 million for the Predecessor Company six months ended June 30, 2009. The decrease in combined amortization expense for the six months ended June 30, 2010 is a result of the reduced carrying values of intangible assets subsequent to the impairment charges recorded by the Predecessor Company during the fourth quarter of 2009, partially offset by increased amortization expense resulting from the increase in fair value of our intangible assets as a result of our adoption of fresh start accounting and the reduction of the remaining useful lives of intangible assets associated with the impairment charges recorded by the Predecessor Company during the fourth quarter of 2009.
Combined depreciation of fixed assets and amortization of computer software was $26.5 million for the six months ended June 30, 2010, compared to $28.2 million for the Predecessor Company six months ended June 30, 2009. The decrease in combined depreciation expense for the six months ended June 30, 2010 was primarily due to the acceleration of depreciation on fixed assets no longer in service during the six months ended June 30, 2009, partially offset by the increase in depreciation expense for the combined six months ended June 30, 2010 as a result of the increase in fair value of our fixed assets and computer software in conjunction with our adoption of fresh start accounting.

Operating Income (Loss)
Combined adjusted operating income (loss) for the six months ended June 30, 2010 and the Predecessor Company GAAP operating income for the six months ended June 30, 2009 was as follows:

	Successor	Predecessor			Combined	Predecessor
	Company	Company			Adjusted	Company
	Five Months Ended	One Month Ended			Six Months Ended	Six Months Ended
	June 30,	January 31,	Fresh Start		June 30,	June 30,
(amounts in millions)	2010	2010	Adjustments		2010	2009	$ Change	% Change
Total	$(948.9)	$64.1	$1,201.6	(1)	$316.8	$307.5	$9.3	3.0%

(1)	Represents the net effect of (a) eliminating gross advertising revenues, sales claims and allowances, other revenues and certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the five months ended June 30, 2010 absent our adoption of fresh start accounting required under GAAP, (b) the exclusion of cost-uplift recorded under fresh start accounting (c) excludes the goodwill and intangible asset impairment charges during the five months ended June 30, 2010.
Combined adjusted operating income for the six months ended June 30, 2010 of $316.8 million, compares to operating income of $307.5 million for the Predecessor Company six months ended June 30, 2009. The increase in combined adjusted operating income for the six months ended June 30, 2010 is due to the significant decline in amortization expense associated with our intangible assets and lower operating expenses described above, partially offset by declines in net revenues described above.

LIQUIDITY AND CAPITAL RESOURCES
The following table presents the fair market value of our long-term debt at June 30, 2010 based on quoted market prices on that date, as well as the carrying value of our long-term debt at June 30, 2010, which includes $106.4 million of unamortized fair value adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date. See Part 1 — Item 1, “Financial Statements (Unaudited)” — Note 3 “Fresh Start Accounting” for additional information.

	Successor Company
	Fair Market Value	Carrying Value
	June 30, 2010	June 30, 2010
RHDI Amended and Restated Credit Facility	$986,067	$1,091,403
Dex Media East Amended and Restated Credit Facility	717,932	810,040
Dex Media West Amended and Restated Credit Facility	708,402	773,561
Dex One 12%/14% Senior Subordinated Notes due 2017	279,000	300,000

Total Dex One consolidated	2,691,401	2,975,004
Less current portion	165,185	165,524

Long-term debt	$2,526,216	$2,809,480

RHDI Amended and Restated Credit Facility
As of June 30, 2010, the outstanding carrying value under the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”) totaled $1,091.4 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.25% at June 30, 2010.
Dex Media East Amended and Restated Credit Facility
As of June 30, 2010, the outstanding carrying value under the amended and restated Dex Media East credit facility (“Dex Media East Amended and Restated Credit Facility”) totaled $810.0 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 2.95% at June 30, 2010.
Dex Media West Amended and Restated Credit Facility
As of June 30, 2010, the outstanding carrying value under the amended and restated Dex Media West credit facility (“Dex Media West Amended and Restated Credit Facility”) totaled $773.6 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.50% at June 30, 2010.
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
See Part 1 — Item 1, “Financial Statements (Unaudited)” — Note 6, “Long-Term Debt, Credit Facilities and Notes” for further details of our long-term debt.
Impact of Fresh Start Accounting
In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our amended and restated credit facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our amended and restated credit facilities, of which $106.4 million remains unamortized at June 30, 2010, as shown in the following table.

			Outstanding Debt at
		Unamortized Fair	June 30, 2010 Excluding
	Carrying Value at	Value Adjustments	the Impact of Unamortized
	June 30, 2010	at June 30, 2010	Fair Value Adjustments
RHDI Amended and Restated Credit Facility	$1,091,403	$16,536	$1,107,939
Dex Media East Amended and Restated Credit Facility	810,040	76,296	886,336
Dex Media West Amended and Restated Credit Facility	773,561	13,552	787,113
Dex One 12%/14% Senior Subordinated Notes due 2017	300,000	—	300,000

Total	$2,975,004	$106,384	$3,081,388

See Part 1 — Item 1, “Financial Statements (Unaudited)” — Note 3, “Fresh Start Accounting” for a presentation of the impact of emergence from reorganization and fresh start accounting on our financial position.
Issuance of New Common Stock
Upon emergence from Chapter 11 and pursuant to the Plan, all of the issued and outstanding shares of the Predecessor Company’s common stock and any other outstanding equity securities of the Predecessor Company including all stock options, SARs and restricted stock, were cancelled. On the Effective Date, the Company issued an aggregate amount of 50,000,001 shares of new common stock, par value $.001 per share. See Part 1 — Item 1, “Financial Statements (Unaudited)” — Note 10, “Capital Stock” for additional information regarding our new common stock.
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
Based on current financial projections, but in any event for the next 12-15 months, the Company expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and capital expenditures, as well as meet debt service requirements. However, no assurances can be made that our business will generate sufficient cash flows from operations to enable us to fund these prospective cash requirements.
See Part 1 — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Trends Related to Our Business,” for additional information related to trends and uncertainties with respect to our business.
Successor Company
Aggregate outstanding debt at June 30, 2010 was $2,975.0 million, which includes fair value adjustments of $106.4 million required by GAAP in connection with the Company’s adoption of fresh start accounting. During the five months ended June 30, 2010, we made scheduled and accelerated principal payments of $303.4 million under our amended and restated credit facilities. For the five months ended June 30, 2010, we made aggregate net cash interest payments of $69.3 million. At June 30, 2010, we had $121.8 million of cash and cash equivalents before checks not yet presented for payment of $11.4 million.
Cash provided by operating activities was $240.1 million for the five months ended June 30, 2010 and included net loss, non-cash items such as goodwill and intangible asset impairment charges and depreciation and amortization, and changes in assets and liabilities primarily driven by changes in deferred directory revenues, partially offset by other non-cash items, net primarily related to a deferred income tax benefit.
Cash used in investing activities for the five months ended June 30, 2010 was $15.2 million and relates to the purchase of fixed assets, primarily computer equipment, software and leasehold improvements.
Cash used in financing activities for the five months ended June 30, 2010 was $302.6 million and includes the following:
•	$303.4 million in principal payments on our amended and restated credit facilities.

•	$2.8 million in other financing costs.

•	$3.6 million in the increased balance of checks not yet presented for payment.
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
Cash provided by operating activities was $176.6 million for the six months ended June 30, 2009 and included net loss, non-cash items, net primarily related to a deferred income tax provision, depreciation and amortization, the provision for bad debts and changes in assets and liabilities primarily related to changes in deferred directory revenues, timing of accounts payable and accrued liabilities and changes in pension and postretirement long-term liabilities.
Cash used in investing activities for the six months ended June 30, 2009 was $9.8 million and relates to the purchase of fixed assets, primarily computer equipment, software and leasehold improvements.
Cash provided by financing activities for the six months ended June 30, 2009 was $109.0 million and includes the following:
•	$229.4 million in principal payments on term loans under the Predecessor Company’s credit facilities.

•	$361.0 million in borrowings under the Predecessor Company’s revolvers. The Predecessor Company made the borrowings under the various revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.

•	$18.7 million in principal payments on the Predecessor Company’s revolvers.

•	$3.9 million in the decreased balance of checks not yet presented for payment.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
Contractual Obligations
The contractual obligations table presented below sets forth our annual commitments for principal and interest payments on our debt as of June 30, 2010. The debt repayments as presented in this table include the scheduled principal payments under the current debt agreements as well as an estimate of additional debt repayments resulting from cash flow sweep requirements under our amended and restated credit facilities. Our amended and restated credit facilities require that a certain percentage of annual excess cash flow, as defined in the debt agreements, be used to repay amounts under the amended and restated credit facilities. The debt repayments also exclude fair value adjustments required by GAAP as a result of our adoption of fresh start accounting of $106.4 million, as these adjustments do not impact our payment obligations. There have not been any material changes to the other contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

	Payment Due by Period
		Less than	1-3	3-5	More than 5
(amounts in millions)	Total	1 Year	Years	Years	Years

Long-term debt (1)	$3,081.4	$196.0	$625.9	$1,959.5	$300.0
Interest on long-term debt (2)	1,003.2	218.5	400.0	318.9	65.8

Total long-term debt and related interest contractual obligations	$4,084.6	$414.5	$1,025.9	$2,278.4	$365.8

(1)	Included in long-term debt are principal amounts owed under the amended and restated credit facilities and the Dex One Senior Subordinated Notes, including the current portion of long-term debt and an estimate of additional debt repayments resulting from cash flow sweep requirements under our amended and restated credit facilities, as of June 30, 2010.

(2)	Interest on debt represents cash interest payment obligations assuming all indebtedness as of June 30, 2010 will be paid in accordance with its contractual maturity and assumes interest rates on variable interest debt as of June 30, 2010 will remain unchanged in future periods.
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
The Company has entered into the following interest rate swaps that effectively convert approximately $500.0 million, or 19%, of the Company’s variable rate debt to fixed rate debt as of June 30, 2010. At June 30, 2010, approximately 90% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 27% of our total debt portfolio as of June 30, 2010. The interest rate swaps mature at varying dates from February 2012 through February 2013.
Interest Rate Swaps — Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$300	(2)	1.20% - 1.796%	February 29, 2012 — February 28, 2013
March 5, 2010	100	(1)	1.668%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013

Total	$500

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.5%. The weighted average rate received on our interest rate swaps was 0.5% for the five months ended June 30, 2010. These periodic payments and receipts are recorded as interest expense.
Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the cap rates noted in the table below. The Company paid $2.1 million for the interest rate cap agreements entered into during the first quarter of 2010. We are not required to make any future payments related to these interest rate cap agreements.
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
(a) Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of the Interim Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, the Interim Principal Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specific in the Securities and Exchanges Commission’s rules and forms.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I — Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2009. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 6. Exhibits

Exhibit No.	Document
31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2010 by W. Kirk Liddell, Interim Principal Executive Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2010 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2010, under Section 906 of the Sarbanes-Oxley Act by W. Kirk Liddell, Interim Principal Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for Dex One Corporation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEX ONE CORPORATION
Date: August 11, 2010	By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Sylvester J. Johnson
Sylvester J. Johnson
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document
31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2010 by W. Kirk Liddell, Interim Principal Executive Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2010 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2010, under Section 906 of the Sarbanes-Oxley Act by W. Kirk Liddell, Interim Principal Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for Dex One Corporation

*	Filed herewith.