Form 10-Q
period 2010-09-30
DEX ONE Corp
filed 2010-11-09
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Do not check if a smaller reporting compony
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑ No ☐
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Title of class	Shares Outstanding at October 31, 2010
Common Stock, par value $.001 per share	50,031,441

DEX ONE CORPORATION
INDEX TO FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at September 30, 2010 (Successor Company) and December 31, 2009 (Predecessor Company)	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and eight months ended September 30, 2010 (Successor Company), the one month ended January 31, 2010 and the three and nine months ended September 30, 2009 (Predecessor Company)	4

Condensed Consolidated Statements of Cash Flows for the eight months ended September 30, 2010 (Successor Company), the one month ended January 31, 2010 and the nine months ended September 30, 2009 (Predecessor Company)	5

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the eight months ended September 30, 2010 (Successor Company) and the one month ended January 31, 2010 (Predecessor Company)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3. Quantitative and Qualitative Disclosures About Market Risk	75

Item 4. Controls and Procedures	76

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	77

Item 1A Risk Factors	77

Item 6. Exhibits	78

SIGNATURES	79
EX-31.1
EX-31.2
EX-32.1

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Dex One Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Successor Company	Predecessor Company
(in thousands, except share data)	September 30, 2010	December 31, 2009

Assets
Current Assets
Cash and cash equivalents	$129,724	$665,940
Accounts receivable:
Billed	203,638	244,048
Unbilled	532,135	636,350
Allowance for doubtful accounts	(57,657)	(54,612)

Net accounts receivable	678,116	825,786
Deferred directory costs	140,104	138,061
Prepaid expenses and other current assets	69,514	90,928

Total current assets	1,017,458	1,720,715

Fixed assets and computer software, net	194,317	157,272
Deferred income taxes, net	—	399,885
Other non-current assets	3,788	62,699
Intangible assets, net	2,414,159	2,158,223
Goodwill, net	959,501	—

Total Assets	$4,589,223	$4,498,794

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities Not Subject to Compromise
Accounts payable and accrued liabilities	$117,009	$168,488
Short-term deferred income taxes, net	15,576	108,184
Accrued interest	22,258	4,643
Deferred directory revenues	657,253	848,775
Current portion of long-term debt	146,381	993,528

Total current liabilities not subject to compromise	958,477	2,123,618

Long-term debt	2,708,690	2,561,248
Deferred income taxes, net	259,270	—
Other non-current liabilities	112,232	380,163

Total liabilities not subject to compromise	4,038,669	5,065,029

Liabilities subject to compromise	—	6,352,813

Commitments and contingencies

Shareholders’ Equity (Deficit)
Successor Company common stock, par value $.001 per share, authorized — 300,000,000 shares; issued and outstanding—50,031,441 shares at September 30, 2010	50	—
Predecessor Company common stock, par value $1 per share, authorized - 400,000,000 shares; issued—88,169,275 shares and outstanding—68,955,674 shares at December 31, 2009	—	88,169
Additional paid-in capital	1,453,853	2,442,549
Accumulated deficit	(903,349)	(9,137,160)
Predecessor Company treasury stock, at cost, 19,213,601 shares at December 31, 2009	—	(256,114)
Accumulated other comprehensive loss	—	(56,492)

Total shareholders’ equity (deficit)	550,554	(6,919,048)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,589,223	$4,498,794

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Successor Company		Predecessor Company
	Three Months Ended	Eight Months Ended	One Month Ended	Three Months Ended	Nine Months Ended
(in thousands, except per share data)	September 30, 2010	September 30, 2010	January 31, 2010	September 30, 2009	September 30, 2009
Net revenues	$259,231	$473,266	$160,372	$533,990	$1,701,604

Expenses:
Production and distribution expenses (exclusive of depreciation and amortization shown separately below)	67,408	148,692	27,271	90,587	286,216
Selling and support expenses	102,604	253,660	40,680	148,601	460,350
General and administrative expenses	32,671	94,601	8,186	35,716	103,284
Depreciation and amortization	58,304	157,309	20,161	142,580	427,746
Impairment charges	389,592	1,159,266	—	—	—

Total expenses	650,579	1,813,528	96,298	417,484	1,277,596

Operating income (loss)	(391,348)	(1,340,262)	64,074	116,506	424,008

Interest expense, net	(67,536)	(189,893)	(19,656)	(63,544)	(423,849)

Income (loss) before reorganization items, net and income taxes	(458,884)	(1,530,155)	44,418	52,962	159

Reorganization items, net	—	—	7,793,132	(7,107)	(77,887)

Income (loss) before income taxes	(458,884)	(1,530,155)	7,837,550	45,855	(77,728)

(Provision) benefit for income taxes	68,241	626,806	(917,541)	(21,925)	(375,033)

Net income (loss)	$(390,643)	$(903,349)	$6,920,009	$23,930	$(452,761)

Earnings (loss) per share:
Basic	$(7.81)	$(18.06)	$100.3	$0.35	$(6.57)

Diluted	$(7.81)	$(18.06)	$100.2	$0.35	$(6.57)

Shares used in computing earnings (loss) per share:
Basic	50,019	50,015	69,013	68,930	68,895

Diluted	50,019	50,015	69,052	68,969	68,895

Comprehensive Income (Loss)
Net income (loss)	$(390,643)	$(903,349)	$6,920,009	$23,930	$(452,761)
Amortization of gain on interest rate swaps, net of tax	—	—	1,083	4,120	236
Benefit plans adjustment, net of tax	—	—	(4,535)	(158)	17,074

Comprehensive income (loss)	$(390,643)	$(903,349)	$6,916,557	$27,892	$(435,451)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor Company	Predecessor Company
	Eight Months	One Month	Nine Months
	Ended	Ended	Ended
	September 30,	January 31,	September 30,
(in thousands)	2010	2010	2009

Cash Flows Provided By Operating Activities	$394,526	$71,741	$408,587

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(25,490)	(1,766)	(18,193)

Net cash used in investing activities	(25,490)	(1,766)	(18,193)

Cash Flows from Financing Activities
Credit facilities repayments	(430,616)	(511,272)	(255,593)
Debt issuance and other financing costs	(2,785)	(22,096)	—
Revolver borrowings	—	—	361,000
Revolver repayments	—	—	(18,749)
Decrease in checks not yet presented for payment	(5,366)	(3,092)	(1,780)

Net cash provided by (used in) financing activities	(438,767)	(536,460)	84,878

Increase (decrease) in cash and cash equivalents	(69,731)	(466,485)	475,272
Cash and cash equivalents, beginning of period	199,455	665,940	131,199

Cash and cash equivalents, end of period	$129,724	$199,455	$606,471

Supplemental Information:
Cash paid:
Interest, net	$136,942	$15,460	$336,877

Income taxes, net	$2,266	$—	$1,411

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

					Accumulated Other	Total
	Common	Additional	Accumulated	Treasury	Comprehensive	Shareholders’
(in thousands)	Stock	Paid-in Capital	Deficit	Stock	Income (Loss)	Equity (Deficit)
Balance, December 31, 2009 (Predecessor Company)	$88,169	$2,442,549	$(9,137,160)	$(256,114)	$(56,492)	$(6,919,048)
Net income	—	—	6,920,009	—	—	6,920,009
Compensatory stock awards	—	613	—	—	—	613
Other adjustments related to compensatory stock awards	—	(103)	—	103	—	—
Amortization of gain on interest rate swaps, net of tax	—	—	—	—	1,083	1,083
Benefit plans adjustment, net of tax	—	—	—	—	(4,535)	(4,535)
Cancellation of Predecessor Company common stock	(88,169)	—	—	—	—	(88,169)
Elimination of Predecessor Company additional paid-in capital, accumulated deficit, treasury stock and accumulated other comprehensive loss	—	(2,443,059)	2,217,151	256,011	59,944	90,047

Balance, January 31, 2010 (Predecessor Company)	$—	$—	$—	$—	$—	$—

Issuance of Successor Company Common Stock	$50	$—	$—	$—	$—	$50
Establishment of Successor Company additional paid-in capital	—	1,450,734	—	—	—	1,450,734

Balance, February 1, 2010 (Successor Company)	50	1,450,734	—	—	—	1,450,784
Net loss	—	—	(903,349)	—	—	(903,349)
Compensatory stock awards	—	3,119	—	—	—	3,119

Balance, September 30, 2010 (Successor Company)	$50	$1,453,853	$(903,349)	$—	$—	$550,554

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data and where otherwise indicated)
1. Business and Basis of Presentation
The interim condensed consolidated financial statements of Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” the “Successor Company,” the “Company,” “we,” “us” and “our”) have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to this Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The interim condensed consolidated financial statements include the accounts of Dex One and its direct and indirect wholly-owned subsidiaries. As of September 30, 2010, R.H. Donnelley Corporation, R.H. Donnelley Inc. (“RHDI”), Dex Media, Inc. (“Dex Media”), Business.com, Inc. (“Business.com”) and Dex One Service, Inc. (“Dex One Service”) were our only direct wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
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
New Chief Executive Officer and President
On September 6, 2010, the Company’s Board of Directors (the “Board”) appointed Alfred T. Mockett as Chief Executive Officer and President of Dex One, as well as a member of the Board, effective September 13, 2010. Mr. Mockett’s employment agreement, which expires on December 31, 2014, requires him to receive an annual base salary of $975,000 and makes him eligible to participate in the Company’s annual incentive program. Mr. Mockett’s annual cash bonus will have a target amount of 100% of his base salary based upon the attainment of pre-established performance goals established by the Board, or a committee thereof, after consultation with Mr. Mockett and prorated for any partial fiscal year during the term of his employment. In accordance with Mr. Mockett’s employment agreement, on September 13, 2010, he was awarded 200,000 shares of the Company’s common stock in the form of a restricted stock award with a grant price of $9.62 per share, which was the closing price of the Company’s common stock on September 13, 2010, that will vest ratably over three years. On September 13, 2010, he was also granted a fair market value option to purchase 200,000 shares of the Company’s common stock at an exercise price of $9.75 per share, which was the closing price of the Company’s common stock on September 3, 2010, that will vest ratably over four years, and fully vested premium priced options to purchase 600,000 shares of the Company’s common stock, a third of which shares have an exercise price of $15 per share, a third of which shares have an exercise price of $23 per share, and a third of which shares have an exercise price of $32 per share (collectively, the “CEO Stock-Based Awards”).

See Note 2, “Summary of Significant Accounting Policies – Stock-Based Awards” for information on compensation expense associated with the CEO Stock-Based Awards.
As a result of Mr. Mockett’s appointment, the Executive Oversight Committee (“EOC”), which was established to lead the Company on an interim basis while the Board was recruiting a new chief executive officer, has been dissolved. Board member W. Kirk Liddell has stepped down as interim Principal Executive Officer and Board member Jonathan B. Bulkeley has been appointed the non-executive Chairman of the Board replacing Alan F. Schultz who remains on the Board.
Retirement of Former Chairman and Chief Executive Officer
Effective May 28, 2010 (the “Separation Date”), our former Chairman and Chief Executive Officer, David C. Swanson, retired from the Company. In connection with Mr. Swanson’s retirement, the Company entered into a Separation Agreement with Mr. Swanson (the “Separation Agreement”) on May 20, 2010. The Separation Agreement provides that Mr. Swanson will receive severance benefits to which he is entitled under his Amended and Restated Employment Agreement (the “Employment Agreement”), in connection with a termination not for Cause following a Change of Control (as such terms are defined in the Employment Agreement). In accordance with the Separation Agreement, Mr. Swanson received a lump-sum separation payment of $6.4 million plus accrued and unpaid salary and vacation days totaling $0.5 million during the second quarter of 2010 and will receive a pro rata portion of his 2010 annual bonus estimated at $0.4 million no later than March 15, 2011. As a result of Mr. Swanson’s retirement, the Company recognized one-time charges of $9.5 million, offset by a curtailment gain of $3.8 million during the second quarter of 2010.
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
Reclassifications
Certain prior period amounts included in the condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. Purchased traffic costs incurred to direct traffic to our online properties have been reclassified from advertising expense, a component of selling and support expenses, to production and distribution expenses in the condensed consolidated statements of operations. In addition, information technology expenses have been reclassified from production and distribution expenses to general and administrative expenses in the condensed consolidated statements of operations. These reclassifications had no impact on operating income or net income (loss) for the three and nine months ended September 30, 2009. The tables below summarize these reclassifications.

	Three Months Ended September 30, 2009
	As Previously		As
	Reported	Reclass	Reclassified

Production and distribution expenses	$83,736	$6,851	$90,587
Selling and support expenses	162,393	(13,792)	148,601
General and administrative expenses	28,775	6,941	35,716

	Nine Months Ended September 30, 2009
	As Previously		As
	Reported	Reclass	Reclassified

Production and distribution expenses	$268,387	$17,829	$286,216
Selling and support expenses	499,461	(39,111)	460,350
General and administrative expenses	82,002	21,282	103,284
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
As of September 30, 2010 and pursuant to the Plan, the Company has made distributions in cash on account of all, or substantially all, of the allowed claims of general unsecured creditors. Allowed claims of general unsecured creditors that have not been paid as of September 30, 2010 will be paid during the remainder of 2010.
Pursuant to the terms of the Plan, the Company is also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the initial distribution date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the Chapter 11 Cases.
Discharge, Releases, and Injunctions Pursuant to the Plan and the Confirmation Order
The Plan and Confirmation Order also contain various discharges, injunctive provisions and releases that became operative upon the Effective Date. These provisions are summarized in Sections M through O of the Confirmation Order and more fully described in Article X of the Plan.
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
Going Concern
As a result of our emergence from the Chapter 11 proceedings and the restructuring of the Predecessor Company’s outstanding debt, we believe that Dex One will generate sufficient cash flow from operations to satisfy all of its debt obligations according to applicable terms and conditions for a reasonable period of time. See Note 3, “Fresh Start Accounting” for information and analysis on our emergence from the Chapter 11 proceedings and the impact on our financial position. The Company’s goodwill and intangible asset impairment charges during the three and eight months ended September 30, 2010 do not affect our ability to continue as a going concern, as we are permitted to exclude such charges from debt covenant evaluations.

2. Summary of Significant Accounting Policies
Identifiable Intangible Assets and Goodwill
Goodwill of $2.1 billion was recorded in connection with the Company’s adoption of fresh start accounting as discussed in Note 3, “Fresh Start Accounting” and represented the excess of the reorganization value of Dex One over the fair value of identified tangible and intangible assets. Goodwill is not amortized but is subject to impairment testing on an annual basis as of October 31st or more frequently if indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level, which represents one level below an operating segment in accordance with FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”). The Company’s reporting units are RHDI, DME Inc., DMW Inc. and Business.com.
The Company and the Predecessor Company review the carrying value of goodwill, definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. The Company and the Predecessor Company reviewed the following information, estimates and assumptions to determine if any indicators of impairment existed during the three and eight months ended September 30, 2010 and the one month ended January 31, 2010, respectively:
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
Based upon the decline in the trading value of our debt and equity securities during the three months ended September 30, 2010, among other indicators, the Company concluded that there were indicators of impairment during the three months ended September 30, 2010. In addition, based upon the decline in the trading value of our debt and equity securities during the three months ended June 30, 2010 and the retirement of our Chairman and Chief Executive Officer on May 28, 2010, among other indicators, the Company concluded that there were indicators of impairment during the three months ended June 30, 2010. The Company and the Predecessor Company concluded that there were no indicators of impairment during the two months ended March 31, 2010 and the one month ended January 31, 2010, respectively.
As a result of identifying indicators of impairment, we performed impairment tests as of September 30, 2010 and June 30, 2010 of our goodwill, definite-lived intangible assets and other long-lived assets in accordance with FASB ASC 350 and FASB ASC 360, Property, Plant and Equipment (“FASB ASC 360”), respectively, using estimates and assumptions described above. The Company’s definite-lived intangible assets and other long-lived assets have been assigned to the respective reporting unit they represent for impairment testing. The fair values of our definite-lived intangible assets were determined using unobservable inputs (level 3 in the fair value hierarchy) based on a discounted cash flow valuation technique. See Note 3, “Fresh Start Accounting” for additional information on how the fair values of our intangible assets were determined for our impairment testing, as a similar methodology and process was used in conjunction with our adoption of fresh start accounting. The impairment test of our definite-lived intangible assets and other long-lived assets was performed by comparing the carrying amount of our asset groups including definite-lived intangible assets and other long-lived assets, including goodwill, to the sum of their undiscounted expected future cash flows. In accordance with FASB ASC 360, impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the intangible asset, or its related group of assets, and other long-lived assets. The testing results of our definite-lived intangible assets and other long-lived assets resulted in an impairment charge associated with trade names and trademarks, technology, local customer relationships and other from our Business.com reporting unit of $4.3 million and $17.3 million during the three months ended September 30, 2010 and June 30, 2010, respectively, for a total non-goodwill intangible asset impairment charge of $21.6 million during the eight months ended September 30, 2010.

Our impairment test of goodwill was performed at the reporting unit level and involved a two-step process. The first step involved comparing the fair value of each reporting unit with the carrying amount of its assets and liabilities, including goodwill, as goodwill was specifically assigned to each of the reporting units upon our adoption of fresh start accounting. The fair value was determined by valuing the Company’s debt securities at par value, as the respective debt agreements include provisions that would require the debt securities to be repaid at par value upon a change of control, and by using a market based approach for the Company’s publicly traded common stock, which included a trailing 20-day average of the closing market price of our common stock ending September 30, 2010 and June 30, 2010, respectively. The aggregate debt and equity values were used to arrive at a consolidated Business Enterprise Value (“BEV”) for the Company. Since our reporting units’ equity securities are not publicly traded, there is no observable market information for these securities. As such, for our impairment test as of September 30, 2010, we calculated a BEV for the RHDI, DME Inc. and DMW Inc. reporting units using unobservable inputs (level 3 in the fair value hierarchy) based on a discounted cash flow valuation technique and a BEV for the Business.com reporting unit using unobservable inputs (level 3 in the fair value hierarchy) based on a fair value of net asset approach. Our impairment test as of June 30, 2010 calculated a BEV for each of our reporting units using unobservable inputs (level 3 in the fair value hierarchy) based on a discounted cash flow valuation technique. The fair value of net asset approach used for the valuation of the Business.com reporting unit as of September 30, 2010 was deemed more appropriate based on revised financial projections through 2014 for that reporting unit. The Company ensured that the sum of the individual reporting units’ BEVs was consistent with the Company’s consolidated BEV using observable market pricing.
As a result of our testing, we determined that each reporting unit’s fair value was less than the carrying amount of its assets and liabilities, requiring us to proceed with the second step of the goodwill impairment test. In the second step of the testing process, the impairment loss was determined by comparing the implied fair value of each reporting unit’s goodwill to the recorded amount of goodwill. Determining the implied fair value of a reporting unit requires judgment and the use of significant estimates and assumptions noted above as well as other inputs such as discount rates and terminal growth rates where applicable. We believe that the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated or the amount of impairment recorded.
Determination of reporting unit fair value using the discounted cash flow method was based on the estimated future cash flows of each reporting unit, discounted to present value using risk-adjusted discount rates, which reflect the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Cash flow projections for our impairment test as of September 30, 2010 were derived from management’s financial projections for the period 2010 to 2014. Cash flow projections for our impairment test as of June 30, 2010 were derived from management’s financial projections for the period 2010 to 2013. Subsequent period cash flows were developed for each reporting unit using growth rates that the Company believes are reasonably likely to occur along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization. Supporting analyses used to determine each reporting unit’s fair value included (a) a comparison of selected financial data of the Company with similar data of other publicly held companies in businesses similar to ours and (b) an assessment of tax attributes. A detailed discussion of the discounted cash flow methodology, supporting analyses used and development of the Company’s business plan and long-term financial projections is presented in Note 3, “Fresh Start Accounting — Methodology, Analysis and Assumptions,” as a similar methodology and process was utilized to value the Company for fresh start accounting on February 1, 2010.
The fair value of net assets approach used for the valuation of the Business.com reporting unit as of September 30, 2010 included a review of Business.com’s balance sheet at September 30, 2010 and resulted in an adjustment of certain amounts to their respective fair value. The methodology and assumptions used to determine the fair value of Business.com’s net assets at September 30, 2010 were similar to the methodology and assumptions used to value our net assets in fresh start accounting on February 1, 2010. See Note 3, “Fresh Start Accounting – Final Enterprise Value, Accounting Policies and Reorganized Consolidated Balance Sheet” for information on the methodologies and assumptions used to value our net assets in fresh start accounting. As of September 30, 2010, we have determined that the remaining goodwill assigned to the Business.com reporting unit is fully impaired.

Based upon this analysis, we recognized a goodwill impairment charge of $385.3 million and $752.3 million during the three months ended September 30, 2010 and June 30, 2010, respectively, for a total goodwill impairment charge of $1,137.6 million during the eight months ended September 30, 2010, which has been recorded at each of our reporting units as follows:

	Three Months Ended		Eight Months Ended
Reporting Unit	September 30, 2010	June 30, 2010	September 30, 2010

RHDI	$134,072	$243,674	$377,746
DME Inc.	103,169	241,512	344,681
DMW Inc.	141,868	225,955	367,823
Business.com	6,174	41,199	47,373

Total	$385,283	$752,340	$1,137,623

The following tables present a summary of the Company’s goodwill by reporting unit as well as critical assumptions used in the valuation of the reporting units at September 30, 2010 and June 30, 2010, respectively:

							Percentage By Which
Reporting Unit					Years of Cash Flow	Reporting Unit	Reporting Unit Fair
at September				Terminal Growth	Before Terminal	Fair Value at	Value Exceeds its
30, 2010	Goodwill Balance	Percentage of Total	Discount Rate	Rate (1)	Value	September 30, 2010	Carrying Value

RHDI	$246,089	25.7%	10.3%	0.0%	4.25 years	$1,310,000	0.0%
DME Inc.	327,402	34.1	10.3%	0.0%	4.25 years	1,045,000	0.0%
DMW Inc.	386,010	40.2	10.3%	0.0%	4.25 years	1,145,000	0.0%
Business.com	—	—	N/A	N/A	N/A	6,100	0.0%

Total	$959,501	100.0%	—	—	—	$3,506,100	—

N/A: Not applicable as the fair value of net assets approach was used for the valuation of the Business.com reporting unit.

							Percentage By Which
Reporting Unit					Years of Cash Flow	Reporting Unit	Reporting Unit Fair
At June				Terminal Growth	Before Terminal	Fair Value at June	Value Exceeds its
30, 2010	Goodwill Balance	Percentage of Total	Discount Rate	Rate (1)	Value	30, 2010	Carrying Value

RHDI	$380,161	28.3%	10.5%	0.0%	3.5 years	$1,540,000	0.0%
DME Inc.	430,571	32.0	10.5%	0.0%	3.5 years	1,180,000	0.0%
DMW Inc.	527,878	39.2	10.5%	0.0%	3.5 years	1,335,000	0.0%
Business.com	6,174	0.5	16.0%	1.0%	9.5 years	15,600	0.0%

Total	$1,344,784	100.0%	—	—	—	$4,070,600	—

(1)	Terminal growth rate is determined by reconciling the market value of our debt and equity securities as of September 30, 2010 and June 30, 2010, respectively, to the Company’s long-term financial projections.

The change in the carrying amount of goodwill for the eight months ended September 30, 2010 is as follows:

Balance at February 1, 2010	$2,097,124
Goodwill impairment charge during the three months ended June 30, 2010	(752,340)
Goodwill impairment charge during the three months ended September 30, 2010	(385,283)

Balance at September 30, 2010	$959,501

The sum of the goodwill and intangible asset impairment charges totaled $389.6 million and $1,159.3 million during the three and eight months ended September 30, 2010, respectively.
In connection with the Company’s adoption of fresh start accounting, identifiable intangible assets that were either developed by the Predecessor Company or acquired by the Predecessor Company in prior acquisitions have been recorded at their estimated fair value and are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. See Note 3, “Fresh Start Accounting” for additional information and how the fair values of our intangible assets were determined. Our identifiable intangible assets and their respective book values at September 30, 2010, which are shown in the following table, have been adjusted for the impairment charges during the three and eight months ended September 30, 2010 as noted above. The adjusted book values of these intangible assets represent their new cost basis. Accumulated amortization prior to the impairment charge has been eliminated and the new cost basis will be amortized over the remaining useful lives of the intangible assets.

					Technology,
	Directory	Local	National	Trade	Advertising
	Services	Customer	Customer	Names and	Commitments
	Agreements	Relationships	Relationships	Trademarks	& Other	Total

Net intangible assets fair value	$1,330,000	$560,000	$175,000	$381,000	$85,500	$2,531,500
Accumulated amortization	(58,189)	(35,918)	(4,755)	(13,708)	(4,771)	(117,341)

Net intangible assets at September 30, 2010	$1,271,811	$524,082	$170,245	$367,292	$80,729	$2,414,159

Amortization expense related to the Company’s intangible assets was $44.9 million and $122.0 million for the three and eight months ended September 30, 2010, respectively, and was impacted by the increase in fair value of our intangible assets and the establishment of the estimated useful lives resulting from our adoption of fresh start accounting. Amortization expense related to the Predecessor Company’s intangible assets was $15.6 million for the one month ended January 31, 2010 and was impacted by the reduced carrying values of intangible assets resulting from impairment charges recorded by the Predecessor Company during the fourth quarter of 2009 and the associated reduction in remaining useful lives effective January 1, 2010. Amortization expense related to the Predecessor Company’s intangible assets was $128.7 million and $385.9 million for the three and nine months ended September 30, 2009, respectively.
The Company expects to recognize amortization expense associated with its intangible assets of $167.0 million during the eleven months ended December 31, 2010, which includes the affect of reduced book values of our intangible assets subsequent to the impairment charges during the three and eight months ended September 30, 2010 as noted above.

The combined weighted average useful life of our identifiable intangible assets at September 30, 2010 is 22 years. The weighted average useful lives and amortization methodology for each of our identifiable intangible assets at September 30, 2010 are shown in the following table:

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
The Company and the Predecessor Company evaluate the remaining useful lives of identifiable intangible assets and other long-lived assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible assets and other long-lived assets would be amortized prospectively over that revised remaining useful life. In conjunction with our impairment testing during the three and eight months ended September 30, 2010, the Company evaluated the remaining useful lives of identifiable intangible assets and other long-lived assets by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit we have over competing independent publishers in our markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. In addition, in conjunction with our adoption of fresh start accounting and the determination of the fair value of our assets and liabilities in the first quarter of 2010, the Company and the Predecessor Company evaluated the remaining useful lives of identifiable intangible assets and other long-lived assets by considering the factors noted above. Based on this evaluation, the Company and the Predecessor Company have determined that the estimated useful lives of intangible assets presented above reflect the period they are expected to contribute to future cash flows and are therefore deemed appropriate.
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
Interest Expense and Deferred Financing Costs
Prior to the Company’s adoption of fresh start accounting on February 1, 2010 (“Fresh Start Reporting Date”), certain costs associated with the issuance of debt instruments were capitalized and included in other non-current assets on the condensed consolidated balance sheets. These costs were amortized to interest expense over the terms of the related debt agreements. The bond outstanding method was used to amortize deferred financing costs relating to debt instruments with respect to which we made accelerated principal payments. Other deferred financing costs were amortized using the effective interest method. The Company did not record any amortization of deferred financing costs for the three and eight months ended September 30, 2010, as financing costs associated with our new debt arrangements were included in the fair value determination of our long-term debt resulting from our adoption of fresh start accounting. Amortization of the Predecessor Company’s deferred financing costs included in interest expense was $1.8 million, $5.5 million and $22.1 million for the one month ended January 31, 2010 and three and nine months ended September 30, 2009, respectively.
In conjunction with our adoption of fresh start accounting and reporting on the Fresh Start Reporting Date, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $7.2 million and $21.1 million for the three and eight months ended September 30, 2010, respectively. See Note 3, “Fresh Start Accounting” for additional information.

In connection with the amendment and restatement of the Dex Media East and RHDI credit facilities on the Effective Date, we entered into interest rate swap and interest rate cap agreements during the first quarter of 2010, which have not been designated as cash flow hedges. The Company’s interest expense for the three and eight months ended September 30, 2010 includes expense of $3.9 million and $10.6 million, respectively, resulting from the change in fair value of these interest rate swaps and interest rate caps.
The Predecessor Company’s interest expense for the one month ended January 31, 2010 and three and nine months ended September 30, 2009 includes expense of $0.8 million, $1.0 million and $6.1 million, respectively, associated with the change in fair value of the Dex Media East LLC interest rate swaps no longer deemed financial instruments as a result of filing the Chapter 11 petitions. The Predecessor Company’s interest expense for the one month ended January 31, 2010 and three and nine months ended September 30, 2009 also includes expense of $1.1 million, $4.1 million and $6.1 million, respectively, resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. The amounts previously charged to accumulated other comprehensive loss related to the Dex Media East LLC interest rate swaps were to be amortized to interest expense over the remaining life of the interest rate swaps based on future interest payments, as it was not probable that those forecasted transactions would not occur. In accordance with fresh start accounting and reporting, unamortized amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps have been eliminated as of the Fresh Start Reporting Date. See Note 3, “Fresh Start Accounting” for additional information.
As a result of the amendment of the RHDI credit facility and the refinancing of the former Dex Media West LLC credit facility on June 6, 2008, the Predecessor Company’s interest rate swaps associated with these two debt arrangements were no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment was no longer permitted. In addition, as a result of filing the Chapter 11 petitions, these interest rate swaps were required to be settled or terminated during 2009. As a result of the change in fair value of these interest rate swaps prior to the Effective Date, the Predecessor Company’s interest expense includes expense of $0.4 million for the one month ended January 31, 2010 and a reduction of $1.1 million and $10.4 million for the three and nine months ended September 30, 2009, respectively.
In conjunction with the Predecessor Company’s acquisition of Dex Media (“Dex Media Merger”) and as a result of purchase accounting required under U.S. generally accepted accounting principles (“GAAP”), the Predecessor Company recorded Dex Media’s debt at its fair value on January 31, 2006. The Predecessor Company recognized an offset to interest expense in each period subsequent to the Dex Media Merger through May 28, 2009 for the amortization of the corresponding fair value adjustment. The offset to interest expense was $7.7 million for the nine months ended September 30, 2009. The offset to interest expense was to be recognized over the life of the respective debt, however due to filing the Chapter 11 petitions, unamortized fair value adjustments at May 28, 2009 of $78.5 million were written-off and recognized as a reorganization item during 2009.
Contractual interest expense that would have appeared on the Predecessor Company’s condensed consolidated statement of operations if not for the filing of the Chapter 11 petitions was $65.9 million, $198.7 million and $597.0 million for the one month ended January 31, 2010 and three and nine months ended September 30, 2009, respectively.
Advertising Expense
We recognize advertising expenses as incurred. These expenses include media, public relations, promotional, branding and sponsorship costs and on-line advertising. Total advertising expense for the Company was $6.2 million and $17.2 million for the three and eight months ended September 30, 2010, respectively. Total advertising expense for the Predecessor Company was $1.0 million, $9.0 million and $19.1 million for the one month ended January 31, 2010 and three and nine months ended September 30, 2009, respectively.

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
At September 30, 2010, we had interest rate swap and interest rate cap agreements with major financial institutions with a notional amount of $500.0 million and $400.0 million, respectively. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount for interest rate swaps is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the interest rate swap agreement. Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates. Any loss would be limited to the amount that would have been received based on the spread in rates over the remaining life of the interest rate cap agreement. The counterparties to the interest rate swap and interest rate cap agreements are major financial institutions with credit ratings of AA- or higher, or the equivalent dependent upon the credit rating agency.
Earnings (Loss) Per Share
The calculation of basic and diluted earnings (loss) per share (“EPS”) is presented below.

	Successor Company
	Three Months	Eight Months
	Ended	Ended
	September 30, 2010	September 30, 2010

Basic EPS
Net loss	$(390,643)	$(903,349)
Weighted average common shares outstanding	50,019	50,015

Basic EPS	$(7.81)	$(18.06)

Diluted EPS
Net loss	$(390,643)	$(903,349)
Weighted average common shares outstanding	50,019	50,015
Dilutive effect of stock awards (1)	—	—

Weighted average diluted shares outstanding	50,019	50,015

Diluted EPS	$(7.81)	$(18.06)

	Predecessor Company
	One Month	Three Months	Nine Months
	Ended	Ended	Ended
	January 31, 2010	September 30, 2009	September 30, 2009

Basic EPS
Net income (loss)	$6,920,009	$23,930	$(452,761)
Weighted average common shares outstanding	69,013	68,930	68,895

Basic EPS	$100.3	$0.35	$(6.57)

Diluted EPS
Net income (loss)	$6,920,009	$23,930	$(452,761)
Weighted average common shares outstanding	69,013	68,930	68,895
Dilutive effect of stock awards (1)	39	39	—

Weighted average diluted shares outstanding	69,052	68,969	68,895

Diluted EPS	$100.2	$0.35	$(6.57)

(1)	Due to the Company’s reported net loss for the three and eight months ended September 30, 2010 and the Predecessor Company’s reported net loss for the nine months ended September 30, 2009, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of diluted EPS. For both the three and eight months ended September 30, 2010, 1.6 million shares of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the period. For the one month ended January 31, 2010 and three and nine months ended September 30, 2009, 4.6 million shares, 4.7 million shares and 4.7 million shares, respectively, of the Predecessor Company’s stock-based awards had exercise prices that exceeded the average market price of the Predecessor Company’s common stock for the respective period.
Stock-Based Awards
On the Effective Date, the Company’s Board of Directors ratified the Dex One Equity Incentive Plan (“EIP”), which was previously approved as part of the Confirmation Order. Under the EIP, certain employees and non-employee directors of the Company are eligible to receive stock options, SARs, limited stock appreciation rights in tandem with stock options, restricted stock and restricted stock units. Under the EIP, 5.6 million shares of our common stock were authorized for grant. To the extent that shares of our common stock are not issued or delivered by reason of (i) the expiration, termination, cancellation or forfeiture of such award, with certain exceptions, or (ii) the settlement of such award in cash, then such shares of our common stock shall again be available under the EIP. Stock awards will typically be granted at the market value of our common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to four years from the date of grant, and may be exercised up to a maximum of ten years from the date of grant. The Company’s Compensation & Benefits Committee will determine termination, vesting and other relevant provisions at the date of the grant.
All of the CEO Stock-Based Awards have a grant date for accounting and reporting purposes of September 13, 2010, which represents the date on which the grant date determination provisions outlined in FASB ASC 718, Compensation — Stock Compensation, were satisfied. See Note 1, “Business and Basis of Presentation — New Chief Executive Officer and President,” for information on all of the CEO Stock-Based Awards. Historically, the Company has used the Black-Scholes valuation model to value its stock option awards, as it has done for the fair market value stock options component of the CEO Stock-Based Awards. However, due to the market condition of the fully vested premium priced stock options component of the CEO Stock-Based Awards, the Company valued these awards using the Monte Carlo valuation model. This valuation model utilizes multiple input variables to estimate the probability that the market condition will be achieved and over what time period. During the three months ended September 30, 2010, we recognized compensation expense of less than $0.1 million associated with the CEO Stock-Based Awards.
On September 13, 2010, the Company issued less than 0.1 million shares of common stock to members of the Executive Oversight Committee (“EOC”) for their service on the EOC. These shares of common stock vested immediately upon issuance. The Company recorded $0.1 million of stock-based compensation expense related to this issuance during the three months ended September 30, 2010.

On March 1, 2010 and pursuant to the Plan, the Company granted 1.3 million SARs to certain employees, including executive officers, as intended in the Plan and in conjunction with the EIP. These SARs, which are settled in our common stock, were granted at a grant price of $28.68 per share, which was equal to the volume weighted average market value of our common stock during the first thirty calendar days upon emergence from Chapter 11, and vest ratably over three years. On March 1, 2010, the Company also issued less than 0.1 million shares of common stock to members of its Board of Directors. These shares of common stock vested immediately upon issuance. The Company recorded $1.0 million and $3.0 million of stock-based compensation expense related to the March 1, 2010 grants during the three and eight months ended September 30, 2010, respectively.
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
Prior to the cancellation of its equity awards, the Predecessor Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $0.6 million, $2.2 million and $9.1 million for the one month ended January 31, 2010 and three and nine months ended September 30, 2009, respectively.
Long-Term Incentive Program
The Company’s LTIP is a cash-based plan designed to provide long-term incentive compensation to participants based on the achievement of performance goals. The LTIP was originally approved by the Predecessor Company’s Compensation & Benefits Committee in 2009. During the bankruptcy proceedings, the Bankruptcy Court approved for the LTIP to be carried forward by the Company upon emergence from Chapter 11. The amount of each award under the LTIP will be paid in cash and is dependent upon the attainment of certain performance measures related to the amount of the Company’s and Predecessor Company’s cumulative free cash flow for the 2009, 2010 and 2011 fiscal years (the “Performance Period”). Participants who are executive officers of the Company and Predecessor Company, and certain other participants designated by the Chief Executive Officer, were also eligible to receive a payment upon the achievement of a restructuring, reorganization and/or recapitalization relating to the Predecessor Company’s outstanding indebtedness and liabilities (the “Specified Actions”) during the Performance Period. Payments are to be made following the end of the Performance Period or the date of a Specified Action, as the case may be. Upon emergence from Chapter 11 and the achievement of the Specified Actions, the Company made cash payments associated with the LTIP of $8.0 million during the eight months ended September 30, 2010.
These cash-based awards were granted to participants in April 2009. The Company recognized compensation expense related to the LTIP of $0.8 million and $4.6 million during the three and eight months ended September 30, 2010, respectively, which includes $2.3 million of accelerated compensation expense during the eight months ended September 30, 2010 associated with the retirement of our former Chief Executive Officer. The Predecessor Company recognized compensation expense related to the LTIP of $0.5 million, $1.6 million and $3.4 million during the one month ended January 31, 2010 and three and nine months ended September 30, 2009, respectively.
Fair Value of Financial Instruments
At September 30, 2010 and December 31, 2009, the fair value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximated their carrying value based on the net short-term nature of these instruments. As discussed in Note 3, “Fresh Start Accounting,” all of the Company’s assets and liabilities were fair valued as of the Fresh Start Reporting Date in connection with our adoption of fresh start accounting. The Company has utilized quoted market prices, where available, to compute the fair market value of our long-term debt at September 30, 2010 as disclosed in Note 6, “Long-Term Debt, Credit Facilities and Notes.” These estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange. As a result of filing the Chapter 11 petitions and the Plan, the Predecessor Company does not believe that it is meaningful to present the fair market value of its long-term debt at December 31, 2009.

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
As required by FASB ASC 820, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s and the Predecessor Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company and the Predecessor Company had interest rate swaps with a notional amount of $500.0 million and $200.0 million at September 30, 2010 and December 31, 2009, respectively, that are and were measured at fair value on a recurring basis. At September 30, 2010, the Company had interest rate caps with a notional amount of $400.0 million that are measured at fair value on a recurring basis. The following table presents the Company’s and the Predecessor Company’s assets and liabilities that were measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009, respectively, and the level within the fair value hierarchy in which the fair value measurements were included.

	Fair Value Measurements
	Using Significant Other Observable Inputs (Level 2)
	Successor Company	Predecessor Company
Derivatives:	September 30, 2010	December 31, 2009

Interest Rate Swap — Liabilities	$(8,593)	$(6,695)
Interest Rate Cap — Assets	$136	$—
There were no transfers of assets or liabilities into or out of Level 2 during the three and eight months ended September 30, 2010 or the one month ended January 31, 2010.
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
Fair value for our derivative instruments was derived using pricing models based on a market approach. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value for each of our derivative instruments incorporate specific contract terms for valuation inputs, including effective dates, maturity dates, interest rate swap pay rates, interest rate cap rates and notional amounts, as disclosed and presented in Note 7, “Derivative Financial Instruments,” interest rate yield curves, and the creditworthiness of the counterparty and the Company. Counterparty credit risk and the Company’s credit risk could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. At September 30, 2010, the impact of applying counterparty credit risk in determining the fair value of our derivative instruments was an increase to our derivative instruments liability of less than $0.1 million. At September 30, 2010, the impact of applying the Company’s credit risk in determining the fair value of our derivative instruments was a decrease to our derivative instruments liability of $1.1 million.

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
We have reviewed other accounting pronouncements that were issued as of September 30, 2010, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

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
The Company performed a quantitative and qualitative materiality assessment in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, in order to determine the appropriateness of choosing the Fresh Start Reporting Date for accounting and reporting purposes instead of the Effective Date. RHD and Dex One concluded that the quantitative assessment did not have a material impact on either RHD for the one month ended January 31, 2010 or Dex One for the two months ended March 31, 2010 and eight months ended September 30, 2010 and that there were no qualitative factors that would preclude the use of the Fresh Start Reporting Date for accounting and reporting purposes.
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
Trade Names and Trademarks — The fair value of trade names and trademarks obtained as a result of prior acquisitions was determined based on an income approach known as the “relief from royalty” method, which values the trade names and trademarks based on the estimated amount that a company would have to pay in an arms length transaction to use them. Significant assumptions utilized to value these assets were forecasted revenue streams, estimated applicable royalty rates, applicable income tax rates and appropriate discount rates. Royalty rates were estimated based on the assessment of risk and return on investment factors of comparable transactions.
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

4. Reorganization Items, Net
Reorganization items directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code were recorded on a separate line item on the condensed consolidated statement of operations. The Predecessor Company had recorded $7.8 billion of reorganization items during the one month ended January 31, 2010 comprised of a $4.5 billion gain on reorganization / settlement of liabilities subject to compromise and fresh start accounting adjustments of $3.3 billion. The following table displays the details of reorganization items for the one month ended January 31, 2010:

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
During the three and nine months ended September 30, 2009, the Predecessor Company recorded $7.1 million and $77.9 million of reorganization items on a separate line item on the condensed consolidated statement of operations. The following table displays the details of reorganization items for the three and nine months ended September 30, 2009:

	Predecessor Company
	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Write-off of unamortized deferred financing costs	$—	$64,475
Professional fees	8,815	59,278
Write-off of net premiums / discounts on long-term debt	—	34,886
Write-off of fair value adjustments	—	(78,511)
Lease rejections, abandoned property and other	(1,708)	(2,241)

Total reorganization items	$7,107	$77,887

The write-off of unamortized deferred financing costs of $64.5 million, unamortized net premiums / discounts of $34.9 million and unamortized fair value adjustments required by GAAP as a result of the Dex Media Merger of $78.5 million at May 28, 2009 related to long-term debt classified as liabilities subject to compromise at September 30, 2009.
The Predecessor Company incurred professional fees of $8.8 million and $59.3 million during the three and nine months ended September 30, 2009 associated with filing the Chapter 11 petitions, of which $1.3 million and $48.4 million, respectively, have been paid in cash. Professional fees include financial, legal and valuation services directly associated with the reorganization process.

The Predecessor Company recognized $1.7 million and $2.2 million during the three and nine months ended September 30, 2009, respectively, associated with rejected leases and abandoned property, which were approved by the Bankruptcy Court through September 30, 2009 as part of the Chapter 11 Cases.
The Predecessor Company did not receive any operating cash receipts resulting from the filing of the Chapter 11 petitions during the three and nine months ended September 30, 2009.
5. Restructuring Charges
During 2009, the Predecessor Company initiated a restructuring plan that included vacating leased facilities and headcount reductions (“2009 Actions”). During the eight months ended September 30, 2010, the Company relieved the remaining restructuring reserve associated with the 2009 Actions of $0.2 million to earnings. The Company made payments associated with the 2009 Actions of $0.3 million during the eight months ended September 30, 2010. During the one month ended January 31, 2010, the Predecessor Company relieved a portion of the restructuring reserve associated with the 2009 Actions by $0.6 million with a corresponding credit to earnings. The Predecessor Company did not make any payments associated with the 2009 Actions during the one month ended January 31, 2010. During the three and nine months ended September 30, 2009, the Predecessor Company recognized a restructuring charge to earnings associated with the 2009 Actions of $0.7 million and $2.8 million, respectively, and made payments of $0.7 million and $1.1 million, respectively.
Restructuring charges that are (credited) charged to earnings are included in production and distribution expenses, selling and support expenses or general and administrative expenses on the condensed consolidated statements of operations, as applicable.
6. Long-Term Debt, Credit Facilities and Notes
The following table presents the fair market value of our long-term debt at September 30, 2010 based on quoted market prices on that date, as well as the carrying value of our long-term debt at September 30, 2010, which includes $99.1 million of unamortized fair value adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date. See Note 3 “Fresh Start Accounting” for additional information.

	Successor Company
	Fair Market Value	Carrying Value
	September 30, 2010	September 30, 2010

RHDI Amended and Restated Credit Facility	$900,041	$1,052,680
Dex Media East Amended and Restated Credit Facility	584,715	771,901
Dex Media West Amended and Restated Credit Facility	639,179	730,490
Dex One 12%/14% Senior Subordinated Notes due 2017	235,875	300,000

Total Dex One consolidated	2,359,810	2,855,071
Less current portion	117,866	146,381

Long-term debt	$2,241,944	$2,708,690

RHDI Amended and Restated Credit Facility
As of September 30, 2010, the outstanding carrying value under the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”) totaled $1,052.7 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at September 30, 2010.
Dex Media East Amended and Restated Credit Facility
As of September 30, 2010, the outstanding carrying value under the amended and restated Dex Media East credit facility (“Dex Media East Amended and Restated Credit Facility”) totaled $771.9 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 2.9% at September 30, 2010.

Dex Media West Amended and Restated Credit Facility
As of September 30, 2010, the outstanding carrying value under the amended and restated Dex Media West credit facility (“Dex Media West Amended and Restated Credit Facility”) totaled $730.5 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.0% at September 30, 2010.
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
Dex One Senior Subordinated Notes
On the Effective Date, we issued the $300.0 million Dex One Senior Subordinated Notes in exchange for the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011. Interest on the Dex One Senior Subordinated Notes is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects paid-in-kind (“PIK”) interest payments. The Company may elect, prior to the start of each interest payment period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as incremental or additional Dex One Senior Subordinated Notes. During the three and eight months ended September 30, 2010, the Company elected to make interest payments entirely in cash. The interest rate on the Dex One Senior Subordinated Notes may be subject to adjustment in the event the Company incurs certain specified debt with a higher effective yield to maturity than the yield to maturity of the Dex One Senior Subordinated Notes. The Dex

One Senior Subordinated Notes are unsecured obligations of the Company, effectively subordinated in right of payment to all of the Company’s existing and future secured debt, including Dex One’s guarantee of borrowings under each of the amended and restated credit facilities and are structurally subordinated to any existing or future liabilities (including trade payables) of our direct and indirect subsidiaries.
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

Impact of Fresh Start Accounting
In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our amended and restated credit facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our amended and restated credit facilities, of which $99.1 million remains unamortized at September 30, 2010, as shown in the following table.

			Outstanding Debt at
		Unamortized Fair	September 30, 2010 Excluding
	Carrying Value at	Value Adjustments	the Impact of Unamortized
	September 30, 2010	at September 30, 2010	Fair Value Adjustments

RHDI Amended and Restated Credit Facility	$1,052,680	$15,629	$1,068,309
Dex Media East Amended and Restated Credit Facility	771,901	70,466	842,367
Dex Media West Amended and Restated Credit Facility	730,490	13,044	743,534
Dex One 12%/14% Senior Subordinated Notes due 2017	300,000	—	300,000

Total	$2,855,071	$99,139	$2,954,210

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
Successor Company
The Company has entered into the following interest rate swaps that effectively convert approximately $500.0 million, or 20%, of the Company’s variable rate debt to fixed rate debt as of September 30, 2010. Since the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at September 30, 2010, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At September 30, 2010, approximately 90% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 28% of our total debt portfolio as of September 30, 2010. The interest rate swaps mature at varying dates from February 2012 through February 2013.
Interest Rate Swaps — Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$300	(2)	1.20% - 1.796%	February 29, 2012 — February 28, 2013
March 5, 2010	100	(1)	1.688%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013

Total	$500

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.5%. The weighted average rate received on our interest rate swaps was 0.4% for the eight months ended September 30, 2010. These periodic payments and receipts are recorded as interest expense.

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
Interest Rate Caps — RHDI

Effective Dates	Notional Amount		Cap Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$200	(3)	3.0% - 3.5%	February 29, 2012 — February 28, 2013
March 8, 2010	100	(4)	3.5%	January 31, 2013
March 10, 2010	100	(4)	3.0%	April 30, 2012

Total	$400

(1)	Consists of one swap

(2)	Consists of three swaps

(3)	Consists of two caps

(4)	Consists of one cap
The following tables present the fair value of our interest rate swaps and interest rate caps at September 30, 2010. The fair value of our interest rate swaps is presented in accounts payable and accrued liabilities and other non-current liabilities and the fair value of our interest rate caps is presented in prepaid expenses and other current assets and other non-current assets on the condensed consolidated balance sheet at September 30, 2010. The following tables also present the loss recognized in interest expense from the change in fair value of our interest rate swaps and interest rate caps for the three and eight months ended September 30, 2010.

		Loss Recognized in
		Interest Expense
		From the Change in Fair Value of
		Interest Rate Swaps
	Fair Value	Three Months	Eight Months
	Measurements	Ended	Ended
	at September 30, 2010	September 30, 2010	September 30, 2010

Interest Rate Swaps:
Accounts payable and accrued liabilities	$(4,690)	$1,263	$4,691
Other non-current liabilities	(3,903)	2,260	3,902

Total	$(8,593)	$3,523	$8,593

		Loss Recognized in
		Interest Expense
		From the Change in Fair Value of
		Interest Rate Caps
	Fair Value	Three Months	Eight Months
	Measurements	Ended	Ended
	at September 30, 2010	September 30, 2010	September 30, 2010

Interest Rate Caps:
Prepaid expenses and other current assets	$3	$—	$66
Other non-current assets	133	416	1,936

Total	$136	$416	$2,002

During the three and eight months ended September 30, 2010, the Company reclassified $5.3 million and $14.0 million, respectively, of hedging losses related to our interest rate swaps and interest rate caps into earnings, including accrued interest.

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
8. Income Taxes
The Company’s effective tax rate on loss before income taxes is 14.9% and 41.0% for the three and eight months ended September 30, 2010, respectively. The Predecessor Company’s effective tax rate on income (loss) before income taxes for the one month ended January 31, 2010 and three and nine months ended September 30, 2009 was 11.7%, 47.8% and (482.5)%, respectively. The following tables summarize the significant differences between the U.S. Federal statutory tax rate and our effective tax rate, which has been applied to the Company’s and the Predecessor Company’s income (loss) before income taxes.

	Successor Company
	Three Months Ended	Eight Months Ended
	September 30, 2010	September 30, 2010

Loss before income taxes	$(458,884)	$(1,530,155)

Statutory U.S. Federal tax rate	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	2.0	2.8
Non-deductible impairment charges	(22.0)	(19.8)
Section 382 limitation	—	23.0
Change in valuation allowance	(0.1)	—

Effective tax rate	14.9%	41.0%

	Predecessor Company
	One Month Ended	Three Months Ended	Nine Months Ended
	January 31, 2010	September 30, 2009	September 30, 2009

Income (loss) before income taxes	$7,837,550	$45,855	$(77,728)

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	2.6	(8.0)	1.4
Tax-exempt reorganization gain	(28.0)	—	—
Other non-deductible expenses	—	27.7	(25.0)
Section 382 limitation	1.1	—	(482.9)
Section 108 tax attribution reduction	21.4	—	—
Change in valuation allowance	(19.5)	0.2	(2.2)
Change in state tax law	—	(6.9)	1.0
State tax benefit correction	—	(12.7)	—
Stock option forfeitures	—	12.5	(8.6)
Other	(0.9)	—	(1.2)

Effective tax rate	11.7%	47.8%	(482.5)%

As a result of the goodwill and intangible asset impairment charges during the three and eight months ended September 30, 2010, we recognized a non-deductible adjustment to our effective tax rate of $101.0 million and $302.8 million, respectively.
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
Based upon the closing of the SEC filing period for Schedules 13-G and review of these schedules filed through February 15, 2010, the Company determined that, more likely than not, a certain “check-the-box” election was effective prior to the date of the 2009 ownership change under Section 382. As a result, the Company recorded a tax benefit for the reversal of a liability for unrecognized tax benefit of $351.9 million in the Company’s statement of financial condition and results of operations for the eight months ended September 30, 2010, which was the primary driver of our effective tax rate for the period.
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
In connection with the Company’s adoption of fresh start accounting, we evaluated all temporary differences. The Company recorded significant deferred tax liabilities associated with intangible assets and deferred revenue, and reduced our deferred tax liabilities to zero related to interest costs and deferred tax assets to zero related to deferred financing costs, which were recognized though the cancellation of our debt. Due to this reduction in tax basis, an incremental deferred tax liability was created, which can be utilized in the Company’s valuation allowance assessment. As a result, the Company has reduced its valuation allowance and is in a net deferred tax liability position of $532.3 million at February 1, 2010 and $274.8 million at September 30, 2010. See Note 3, “Fresh Start Accounting” for information on fresh start accounting adjustments related to income taxes.

The discharge of our debt in conjunction with our emergence from Chapter 11 resulted in a tax gain of $5,031.8 million. Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of indebtedness income (“CODI”), which must be included in the Company’s taxable income. However, recognition of CODI is limited for a taxpayer that is a debtor in a reorganization case if the discharge is granted by the Bankruptcy Court or pursuant to a plan of reorganization approved by the Bankruptcy Court. The Plan enabled the Predecessor Company to qualify for this bankruptcy exclusion rule and exclude substantially all of the gain on the settlement of debt obligations and derivative liabilities from taxable income. Under Internal Revenue Code Section 108, the Company has adjusted certain deferred tax assets and liabilities to reflect the future reduction of tax attributes primarily in net operating loss carry-forwards, intangible asset basis, and stock basis.
At September 30, 2009, the Predecessor Company recognized an increase in its deferred tax liability of $375.4 million related to Section 382, which directly impacted our deferred tax expense and significantly decreased our effective tax rate for the nine months ended September 30, 2009.
The effective tax rate and provision for income taxes for the three months ended September 30, 2009 includes an income tax benefit of $5.8 million to correct an understatement of income tax benefit for the three months ended June 30, 2009. The Predecessor Company evaluated the materiality of this error in the second quarter of 2009 and the correction made in the third quarter of 2009 and concluded that the impacts were not material to the financial statements as of and for the periods ended June 30, 2009 and September 30, 2009. In addition, as a result of this correction, the effective tax rate and provision for income taxes for the nine months ended September 30, 2009 are properly stated.
9. Benefit Plans
The following tables provide the components of the Company’s net periodic benefit cost (credit) for the three and eight months ended September 30, 2010 and the Predecessor Company’s net periodic benefit (credit) cost for the one month ended January 31, 2010 and three and nine months ended September 30, 2009.

	Pension Benefits
	Successor Company
	Three Months Ended	Eight Months Ended
	September 30, 2010	September 30, 2010

Interest cost	$3,319	$8,979
Expected return on plan assets	(3,019)	(8,770)
Curtailment (gain)	—	(3,754)

Net periodic benefit cost (credit)	$300	$(3,545)

	Pension Benefits
	Predecessor Company
	One Month Ended	Three Months Ended	Nine Months Ended
	January 31, 2010	September 30, 2009	September 30, 2009

Service cost	$—	$1,253	$4,116
Interest cost	1,124	3,515	10,966
Expected return on plan assets	(1,385)	(4,387)	(13,512)
Amortization of prior service cost	81	—	—
Amortization of net loss (gain)	122	(81)	(108)
Settlement loss	—	—	3,546

Net periodic benefit (credit) cost	$(58)	$300	$5,008

	Postretirement Benefits
	Successor Company
	Three Months Ended	Eight Months Ended
	September 30, 2010	September 30, 2010

Interest cost	$24	$77

Net periodic benefit cost	$24	$77

	Postretirement Benefits
	Predecessor Company
	One Month Ended	Three Months Ended	Nine Months Ended
	January 31, 2010	September 30, 2009	September 30, 2009

Service cost	$—	$122	$525
Interest cost	10	603	2,006
Amortization of prior service cost	—	(1)	(4)
Amortization of net (gain)	(21)	(174)	(436)
Curtailment (gain)	—	—	(13,460)

Net periodic benefit (credit) cost	$(11)	$550	$(11,369)

During the second quarter of 2010, we recognized a one-time curtailment gain of $3.8 million associated with the retirement of the Company’s former Chief Executive Officer.
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
Upon ratification of a new collective bargaining agreement with the International Brotherhood of Electrical Workers of America (“IBEW”) on June 15, 2009 and in conjunction with the comprehensive redesign of the Predecessor Company’s employee retirement savings and pension plans, the Predecessor Company recognized a one-time curtailment gain as a result of eliminating retiree health care and life insurance benefits for IBEW employees of $13.5 million during the second quarter of 2009.
On May 31, 2009, settlements of the Dex Media, Inc. Pension Plan occurred. At that time, lump sum payments to participants exceeded the sum of the service cost plus interest cost component of the net periodic benefit costs. These settlements resulted in the recognition of an actuarial loss of $3.5 million during the second quarter of 2009.
The Company made contributions to its pension plans of $1.2 million and $8.6 million during the three and eight months ended September 30, 2010, respectively. The Predecessor Company did not make any contributions to its pension plans during the one month ended January 31, 2010. The Predecessor Company made contributions of $10.3 million and $37.2 million to its pension plans during the three and nine months ended September 30, 2009, respectively.
During the three and eight months ended September 30, 2010, the Company made contributions of $0.5 million and $2.7 million, respectively, to its postretirement plans. During the one month ended January 31, 2010 and three and nine months ended September 30, 2009, the Predecessor Company made contributions of $0.4 million, $1.1 million and $3.2 million, respectively, to its postretirement plan. We expect to make total contributions of approximately $9.7 million and $2.9 million to our pension plans and postretirement plans, respectively, in 2010.

10. Capital Stock
The Company has authority to issue (i) 300,000,000 shares of common stock, $.001 par value per share (“Common Stock”), and (ii) 10,000,000 shares of preferred stock, $.001 par value per share (“Preferred Stock”). The powers, preferences and rights of holders of shares of our Common Stock are subject to, and may be adversely affected by, the powers, preferences and rights of the holders of shares of any series of Preferred Stock that we may designate and issue in the future without stockholder approval. As of September 30, 2010, the Company had not issued any shares of Preferred Stock.
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
Beginning on October 23, 2009, a series of putative securities class action lawsuits were commenced in the United States District Court for the District of Delaware on behalf of all persons who purchased or otherwise acquired the Company’s publicly traded securities between July 26, 2007 and the time the Company filed for bankruptcy on May 28, 2009, alleging that certain Company officers issued false and misleading statements regarding the Company’s business and financial condition and seeking damages and equitable relief. On August 19, 2010, an amended consolidated class action complaint was filed as the operative securities class action complaint (the “Securities Class Action Complaint”). The Securities Class Action Complaint extends the class to include all persons who purchased or otherwise acquired the Company’s publicly traded securities between October 26, 2006 and May 28, 2009. On December 7, 2009, a putative ERISA class action lawsuit was commenced in the United States District Court for the Northern District of Illinois on behalf of certain participants in or beneficiaries of the R.H. Donnelley 401(k) Savings Plan at any time between July 26, 2007 and the time the lawsuit was filed and whose plan accounts included investments in R.H. Donnelley common stock. The putative ERISA class action complaint contains allegations against certain current and former Company directors, officers and employees similar to those set forth in the Securities Class Action Complaint as well as allegations of breaches of fiduciary duties under ERISA and seeks damages and equitable relief. On December 18, 2009, a lawsuit was filed in California state court by certain former shareholders of the Company alleging that certain Company officers issued false and misleading statements regarding the Company’s business and financial condition and seeking damages and equitable relief. This case was removed to the United States District Court for the Central District of California on February 4, 2010. On April 27, 2010, this case was dismissed for lack of personal jurisdiction over the named defendants. The Company believes the allegations set forth in all of these lawsuits are without merit and intends to vigorously defend any and all such actions pursued against the Company and/or its current and former officers, employees and directors.
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
Condensed Parent Company Balance Sheets

	Successor	Predecessor
	Company	Company
	September 30,	December, 31
	2010	2009

Assets

Cash and cash equivalents	$3,107	$5,007
Intercompany, net	—	109,102
Intercompany loan receivable	3,900	5,000
Prepaid and other current assets	314	8,055

Total current assets	7,321	127,164

Investment in subsidiaries	871,643	—
Fixed assets and computer software, net	—	5,990
Deferred income taxes, net	—	71,878
Intercompany note receivable	—	300,000

Total assets	$878,964	$505,032

Liabilities and Shareholders’ Equity (Deficit)

Accounts payable, accrued liabilities and other	$34	$80,061
Accrued interest	99	—
Intercompany, net	15,010	—
Short-term deferred income taxes, net	11,519	—

Total current liabilities not subject to compromise	26,662	80,061

Long-term debt	300,000	—
Deferred income taxes, net	548	—
Deficit in subsidiaries	—	3,950,031
Other non-current liabilities	1,200	8,232

Total liabilities not subject to compromise	328,410	4,038,324

Liabilities subject to compromise	—	3,385,756

Shareholders’ equity (deficit)	550,554	(6,919,048)

Total liabilities and shareholders’ equity (deficit)	$878,964	$505,032

Condensed Parent Company Statements of Operations

	Successor Company		Predecessor Company
	Three Months Ended	Eight Months Ended	One Month Ended	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010	January 31, 2010	September 30, 2009	September 30, 2009

Expenses	$2,344	$14,438	$891	$6,588	$16,841
Partnership and equity income (loss)	(447,518)	(1,491,468)	643,971	51,756	143,784

Operating income (loss)	(449,862)	(1,505,906)	643,080	45,168	126,943
Interest expense, net	(9,022)	(24,249)	—	—	(106,036)

Income (loss) before reorganization items, net and income taxes	(458,884)	(1,530,155)	643,080	45,168	20,907
Reorganization items, net	—	—	7,194,470	687	(98,635)

Income (loss) before income taxes	(458,884)	(1,530,155)	7,837,550	45,855	(77,728)
(Provision) benefit for income taxes	68,241	626,806	(917,541)	(21,925)	(375,033)

Net income (loss)	$(390,643)	$(903,349)	$6,920,009	$23,930	$(452,761)

Condensed Parent Company Statements of Cash Flows

	Successor Company	Predecessor Company
	Eight Months Ended	One Month Ended	Nine Months Ended
	September 30, 2010	January 31, 2010	September 30, 2009

Cash flow used in operating activities	$(23,401)	$(531)	$(121,360)
Cash flow from investing activities:
Additions to fixed assets and computer software, net	—	(643)	(200)
Intercompany loan	(3,900)	—	(5,000)

Net cash used in investing activities	(3,900)	(643)	(5,200)
Cash flow from financing activities:
Debt issuance and other financing costs	—	(370)	—
Decrease in checks not yet presented for payment	(1,073)	(182)	(940)
Dividends from subsidiaries	28,200	—	129,600

Net cash provided by (used in) financing activities	27,127	(552)	128,660

Change in cash	(174)	(1,726)	2,100
Cash at beginning of period	3,281	5,007	948

Cash at end of period	$3,107	$3,281	$3,048

14. Subsequent Events
On October 12, 2010, the Company filed a registration statement on Form S-8 to register the CEO Stock-Based Awards and to offer for resale, from time to time, up to 200,000 shares of common stock that were issued to Mr. Mockett in the form of a restricted stock grant in accordance with his employment agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” the “Successor Company,” the “Company,” “we,” “us” and “our”) future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, based on information currently available to us and are subject to significant risks and uncertainties. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than as imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about Dex One’s future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) changes in directory advertising spend and consumer usage; (2) competition and other economic conditions; (3) our ability to generate sufficient cash to service our debt; (4) our ability to comply with the financial covenants contained in our debt agreements and the potential impact to operations and liquidity as a result of restrictive covenants in such debt agreements; (5) our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; (6) increasing LIBOR rates; (7) regulatory and judicial rulings; (8) changes in the Company’s and the Company’s subsidiaries’ credit ratings; (9) changes in accounting standards; (10) adverse results from litigation, governmental investigations or tax-related proceedings or audits; (11) the effect of labor strikes, lock-outs and negotiations; (12) successful realization of the expected benefits of acquisitions, divestitures and joint ventures; (13) the continued enforceability of the commercial agreements with Qwest, CenturyLink and AT&T; (14) our reliance on third-party vendors for various services; and (15) other events beyond our control that may result in unexpected adverse operating results. Additional risks and uncertainties are described in detail in Part I — Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Recent Trends Related to Our Business
We have been experiencing lower advertising sales primarily as a result of declines in new and recurring business, including both renewal and incremental sales to existing advertisers, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search.

The Company currently projects its future operating results, cash flow and liquidity will be negatively impacted by the aforementioned conditions. This was evidenced by the continued decline in our net revenues for the three and eight months ended September 30, 2010 as compared to the prior year, excluding the impact of fresh start accounting. The Company expects that these challenging conditions will continue in our markets, and, as such, our advertising sales and operating results will continue to be adversely impacted for the foreseeable future. As a result, the Company’s historical operating results will not be indicative of future operating performance. Although our long-term financial forecast anticipated a gradual improvement in the local business conditions during the second half of 2010, improvement has progressed slower than originally anticipated.
As more fully described below in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Revenues,” our method of recognizing revenue under the deferral and amortization method results in delayed recognition of advertising sales whereby recognized revenues reflect the amortization of advertising sales consummated in prior periods as well as advertising sales consummated in the current period. Accordingly, the Company’s projected decline in advertising sales will result in a decline in revenue recognized in future periods. In addition, improvements in local business conditions that are anticipated in our forecast noted above will not have a significant immediate impact on our revenues.
In response to these challenges, we continue to actively manage expenses and are considering and acting upon a host of initiatives to streamline operations and reduce our cost structure. During the fourth quarter of 2010, we expect to record a pre-tax restructuring charge of between $30 to $50 million resulting from a realignment of internal resources to better support our base of business and ensure we have an organizational structure that is optimized to compete in a rapidly evolving marketplace.
We are working to improve the value we deliver to our clients by expanding the number of platforms and media through which we deliver their message to consumers. We are also directing our sales force to focus on selling the value provided to local businesses through these expanded platforms, including our Dex published directories, online and mobile devices, voice-activated directory search as well as our network of owned and operated and partner online search sites. In addition, the Company continues to invest in its future through initiatives such as its overall digital product and service offerings, direct mail products, website development, sales force automation, a client self-service system and portal, new mobile and voice search platforms and associated employee training. As local business conditions recover in our markets, we believe these investments will drive future revenue.
Impairment Charges
Based upon the decline in the trading value of our debt and equity securities during the three months ended September 30, 2010, among other indicators, the Company concluded that there were indicators of impairment during the three months ended September 30, 2010. In addition, based upon the decline in the trading value of our debt and equity securities during the three months ended June 30, 2010 and the retirement of our Chairman and Chief Executive Officer on May 28, 2010, among other indicators, the Company concluded that there were indicators of impairment during the three months ended June 30, 2010. As a result of identifying indicators of impairment, we performed impairment tests as of September 30, 2010 and June 30, 2010 of our goodwill, definite-lived intangible assets and other long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other (“FASB ASC 350”) and FASB ASC 360, Property, Plant and Equipment (“FASB ASC 360”). The testing results of our definite-lived intangible assets and other long-lived assets resulted in an impairment charge associated with trade names and trademarks, technology, local customer relationships and other from our Business.com reporting unit of $4.3 million and $17.3 million during the three months ended September 30, 2010 and June 30, 2010, respectively, for a total non-goodwill intangible asset impairment charge of $21.6 million during the eight months ended September 30, 2010. The testing results of our goodwill resulted in an impairment charge of $385.3 million and $752.3 million during the three months ended September 30, 2010 and June 30, 2010, respectively, for a total goodwill impairment charge of $1,137.6 million during the eight months ended September 30, 2010, which has been recorded in each of our reporting units. The sum of the goodwill and intangible asset impairment charges totaled $389.6 million and $1,159.3 million for the three and eight months ended September 30, 2010. See Item 1, “Financial Statements — Unaudited” — Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for additional information.
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

New Chief Executive Officer and President and Retirement of Former Chairman and Chief Executive Officer
On September 6, 2010, the Company’s Board of Directors (the “Board”) appointed Alfred T. Mockett as Chief Executive Officer and President of Dex One, as well as a member of the Board, effective September 13, 2010. Effective May 28, 2010, our former Chairman and Chief Executive Officer, David C. Swanson, retired from the Company. See Part I — Item 1, “Financial Statements (Unaudited)” - Note 1, “Business and Basis of Presentation — New Chief Executive Officer and President” and “Business and Basis of Presentation — Retirement of Former Chairman and Chief Executive Officer” for additional information.
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
As of September 30, 2010 and pursuant to the Plan, the Company has made distributions in cash on account of all, or substantially all, of the allowed claims of general unsecured creditors. Allowed claims of general unsecured creditors that have not been paid as of September 30, 2010 will be paid during the remainder of 2010.
Pursuant to the terms of the Plan, the Company is also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the initial distribution date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the Chapter 11 Cases.
Discharge, Releases, and Injunctions Pursuant to the Plan and the Confirmation Order
The Plan and Confirmation Order also contain various discharges, injunctive provisions and releases that became operative upon the Effective Date. These provisions are summarized in Sections M through O of the Confirmation Order and more fully described in Article X of the Plan.
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

Impact on Long-Term Debt Upon Emergence from the Chapter 11 Proceedings
On the Effective Date and in accordance with the Plan, $6.1 billion of the Predecessor Company’s senior notes, senior discount notes and senior subordinated notes (collectively the “Notes in Default”) were exchanged for (a) 100% of the reorganized Dex One equity and (b) $300.0 million of the Dex One Senior Subordinated Notes issued to the holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011 on a pro rata basis in addition to their share of the reorganized Dex One equity. See Part I — Item 1, “Financial Statements (Unaudited)” — Note 6, “Long-Term Debt, Credit Facilities and Notes” for further details of our long-term debt.
Accounting Matters Resulting from the Chapter 11 Proceedings
The filing of the Chapter 11 petitions constituted an event of default under the indentures governing the Predecessor Company’s Notes in Default and the debt obligations under those instruments became automatically and immediately due and payable, although any actions to enforce such payment obligations were automatically stayed under applicable bankruptcy laws. Based on the bankruptcy petitions, the Notes in Default are included in liabilities subject to compromise on the consolidated balance sheet at December 31, 2009. See Part I — Item 1, “Financial Statements (Unaudited)” — Note 1, “Business and Basis of Presentation — Accounting Matters” for additional information regarding the Notes in Default and other accounting matters.
Fresh Start Accounting
The Company adopted fresh start accounting and reporting effective February 1, 2010 (“Fresh Start Reporting Date”) in accordance with FASB ASC 852, Reorganizations (“FASB ASC 852”), as the holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the voting shares of the emerging entity and the reorganization value of the Company’s assets immediately before the date of confirmation was less than the post-petition liabilities and allowed claims. See Part I — Item 1, “Financial Statements (Unaudited)” — Note 3, “Fresh Start Accounting” for additional information.
Goodwill of $2.1 billion was recorded in connection with the Company’s adoption of fresh start accounting and represents the excess of the reorganization value of Dex One over the fair value of identified tangible and intangible assets. Goodwill is not amortized but is subject to impairment testing on an annual basis as of October 31st or more frequently if indicators of potential impairment exist. See “Impairment Charges” above for information on our impairment evaluation of goodwill, definite-lived intangible assets and other long-lived assets during the three and eight months ended September 30, 2010.
Our net revenues and operating results have been and will continue to be significantly impacted by our adoption of fresh start accounting on the Fresh Start Reporting Date over the twelve month period ending January 31, 2011. See Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Comparability” for additional information on the impact of fresh start accounting and the Company’s presentation of Adjusted and Combined Adjusted results.
Climate Change
There is a growing concern about global climate change and the emissions of carbon dioxide. This concern has led to the possibility of federal climate change legislation as well as litigation relating to greenhouse gas emissions. While we cannot predict the impact of any proposed legislation until final, we do not believe current regulation or litigation related to global climate change is likely to have a material impact on our business, future financial position, results of operations and cash flow. Accordingly, our current financial projections do not include any impact of climate change regulation or litigation.
Going Concern
As a result of our emergence from the Chapter 11 proceedings and the restructuring of the Predecessor Company’s outstanding debt, we believe that Dex One will generate sufficient cash flow from operations to satisfy all of its debt obligations according to applicable terms and conditions for a reasonable period of time. See Part I — Item 1, “Financial Statements (Unaudited)” — Note 3, “Fresh Start Accounting” for information and analysis on our emergence from the Chapter 11 proceedings and the impact on our financial position. The Company’s goodwill and intangible asset impairment charges during the three and eight months ended September 30, 2010 do not affect our ability to continue as a going concern, as we are permitted to exclude such charges from debt covenant evaluations.

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
We have reviewed other accounting pronouncements that were issued as of September 30, 2010, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.
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
We have provided a U.S. generally accepted accounting principles (“GAAP”) analysis of the Company’s results of operations for the three and eight months ended September 30, 2010 and the Predecessor Company’s results of operations for the one month ended January 31, 2010 below. This GAAP analysis includes a discussion of results for the individual reporting periods, however does not provide a comparison of the individual reporting periods to the respective prior year reporting periods due to the reasons discussed above.

As a result of the deferral and amortization method of revenue recognition, recognized gross advertising revenues reflect the amortization of advertising sales consummated in prior periods as well as in the current period. The adoption of fresh start accounting has a significant impact on the financial position and results of operations of the Company commencing on the Fresh Start Reporting Date. Consistent with the Predecessor Company’s historical application of the purchase method of accounting for business combinations included in FASB ASC 805, Business Combinations, fresh start accounting precludes us from recognizing advertising revenue and certain expenses associated with advertising sales fulfilled prior to the Fresh Start Reporting Date. Thus, our reported results for the three and eight months ended September 30, 2010 are not indicative of our underlying operating and financial performance and are not comparable to any prior period presentation. The adoption of fresh start accounting did not have any impact on cash flows from operations.
Accordingly, in addition to providing a GAAP analysis below, management has also provided a non-GAAP analysis entitled “Non-GAAP Financial Information — Adjusted and Combined Adjusted Results.” Non-GAAP Financial Information — Adjusted Results adjusts GAAP results of the Company for the three months ended September 30, 2010 to (i) eliminate the fresh start accounting impact on revenue and certain related expenses noted above and (ii) exclude cost-uplift recorded under fresh start accounting. Non-GAAP Financial Information — Combined Adjusted Results (1) combines GAAP results of the Company for the eight months ended September 30, 2010 and GAAP results of the Predecessor Company for the one month ended January 31, 2010 and (2) adjusts these combined amounts to (i) eliminate the fresh start accounting impact on revenue and certain related expenses noted above and (ii) exclude cost-uplift recorded under fresh start accounting. Deferred directory costs that are included in prepaid expenses and other current assets on the condensed consolidated balance sheet, such as print, paper, distribution and commissions, relate to directories that have not yet been published. Deferred directory costs have been recorded at fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directory, plus (c) a normal profit margin. This incremental fresh start accounting adjustment to step up the recorded value of the deferred directory costs to fair value is hereby referred to as “cost-uplift.” Cost-uplift will be amortized over the terms of the applicable directories, not to exceed twelve months, and has been allocated between production and distribution expenses and selling and support expenses based upon the category of the deferred directory costs that were fair valued. Management’s non-GAAP analysis compares the Non-GAAP Financial Information — Adjusted and Combined Adjusted Results to the Predecessor Company’s GAAP results for the three and nine months ended September 30, 2009 through operating income.
Management believes that the presentation of Non-GAAP Financial Information — Adjusted and Combined Adjusted Results will help financial statement users better understand the material impact fresh start accounting has on the Company’s results of operations for the three and eight months ended September 30, 2010 and also offers a non-GAAP normalized comparison to GAAP results of the Predecessor Company for the three and nine months ended September 30, 2009. The Non-GAAP Financial Information — Adjusted and Combined Adjusted Results presented below are reconciled to the most comparable GAAP measures. While the Non-GAAP Financial Information — Adjusted and Combined Adjusted Results exclude the effects of fresh start accounting and certain other items, it must be noted that the Non-GAAP Financial Information — Adjusted and Combined Adjusted Results are not comparable to the Predecessor Company’s GAAP results for the three and nine months ended September 30, 2009 and should not be treated as such.
Impairment Charges
The Company has excluded the goodwill and intangible asset impairment charges totaling $389.6 million and $1,159.3 million during the three and eight months ended September 30, 2010 from Adjusted and Combined Adjusted Results for the three and nine months ended September 30, 2010.
Reclassifications
Certain prior period amounts included in the condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. Purchased traffic costs incurred to direct traffic to our online properties have been reclassified from advertising expense, a component of selling and support expenses, to production and distribution expenses in the condensed consolidated statements of operations. In addition, information technology expenses have been reclassified from production and distribution expenses to general and administrative expenses in the condensed consolidated statements of operations. These reclassifications had no impact on operating income or net income (loss) for the three and nine months ended September 30, 2009. The tables below summarize these reclassifications.

	Three Months Ended September 30, 2009
	As Previously
(amounts in millions)	Reported	Reclass	As Reclassified

Production and distribution expenses	$83.7	$6.9	$90.6
Selling and support expenses	162.4	(13.8)	148.6
General and administrative expenses	28.8	6.9	35.7

	Nine Months Ended September 30, 2009
	As Previously
(amounts in millions)	Reported	Reclass	As Reclassified

Production and distribution expenses	$268.4	$17.8	$286.2
Selling and support expenses	499.4	(39.1)	460.3
General and administrative expenses	82.0	21.3	103.3
GAAP Reported Results
Successor Company – Three and Eight Months Ended September 30, 2010
Net Revenues
The components of our net revenues for the three and eight months ended September 30, 2010 were as follows:

	Successor Company
	Three Months Ended
	September 30,	Eight Months Ended
(amounts in millions)	2010	September 30, 2010

Gross advertising revenues	$258.3	$470.0
Sales claims and allowances	(3.6)	(7.7)

Net advertising revenues	254.7	462.3
Other revenues	4.5	11.0

Total	$259.2	$473.3

Our advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Advertising revenues also include revenues for Internet-based advertising products including online directories, such as DexKnows.com and DexNet. Advertising revenues are affected by several factors, including changes in the quantity and size of advertisements, acquisition of new clients, renewal rates of existing clients, premium advertisements sold, changes in advertisement pricing, the introduction of new products, an increase in competition and more fragmentation in the local business search market and general economic factors. Revenues with respect to print advertising and Internet-based advertising products that are sold with print advertising are recognized under the deferral and amortization method. Revenues related to our print advertising are initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to our advertising products that are non-performance based are recognized ratably over the life of the contract commencing when they are first delivered or fulfilled. Revenues with respect to our advertising products that are performance-based are recognized as the service is delivered or fulfilled.
The adoption of fresh start accounting has a significant impact on the results of operations of the Company commencing on the Fresh Start Reporting Date. As a result of the deferral and amortization method of revenue recognition, recognized gross advertising revenues reflect the amortization of advertising sales consummated in prior periods as well as in the current period. Fresh start accounting precludes us from recognizing advertising revenue and certain expenses associated with advertising sales fulfilled prior to the Fresh Start Reporting Date. Thus, our reported results for the three and eight months ended September 30, 2010 are not indicative of our underlying operating and financial performance and are not comparable to any prior period presentation.

Gross advertising revenues were $258.3 million and $470.0 million for the three and eight months ended September 30, 2010, respectively, and exclude $177.8 million and $729.7 million, respectively, of gross advertising revenues resulting from our adoption of fresh start accounting. Gross advertising revenues continue to be impacted by declines in advertising sales primarily as a result of declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search.
Sales claims and allowances were $3.6 million and $7.7 million for the three and eight months ended September 30, 2010, respectively, and exclude $3.1 million and $12.8 million, respectively, of sales claims and allowances resulting from our adoption of fresh start accounting. Sales claims and allowances were affected by lower claims experience due to process improvements and operating efficiencies, which improved print copy quality in certain of our markets, as well as lower advertising sales volume.
Other revenues were $4.5 million and $11.0 million for the three and eight months ended September 30, 2010, respectively, and exclude $1.1 million and $5.0 million, respectively, of other revenues resulting from our adoption of fresh start accounting. Other revenues include late fees received on outstanding customer balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products.
Expenses
The components of our total expenses for the three and eight months ended September 30, 2010 were as follows:

	Successor Company
	Three Months Ended
	September 30,	Eight Months Ended
(amounts in millions)	2010	September 30, 2010

Production and distribution expenses	$67.4	$148.7
Selling and support expenses	102.6	253.7
General and administrative expenses	32.7	94.6
Depreciation and amortization	58.3	157.3
Impairment charges	389.6	1,159.3

Total	$650.6	$1,813.6

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
Production and Distribution Expenses
Total production and distribution expenses were $67.4 million and $148.7 million for the three and eight months ended September 30, 2010, respectively. Production and distribution expenses are comprised of items such as print, paper and distribution expenses, internet production and distribution expenses and amortization of cost-uplift associated with print, paper and distribution expenses resulting from our adoption of fresh start accounting. As a result of our adoption of fresh start accounting, production and distribution expenses for the three and eight months ended September 30, 2010 exclude the amortization of deferred directory costs under the deferral and amortization method for directories published before the Fresh Start Reporting Date totaling $19.5 million and $80.4 million, respectively, and include amortization of cost-uplift of $2.1 million and $5.5 million, respectively. Print paper and distribution expenses continue to be impacted by lower page volumes associated with declines in print advertisements and negotiated price reductions in our print and paper expenses. Internet production and distribution expenses have been affected by a reduction in DexNet customers, purchasing efficiencies and lower headcount, partially offset by increased purchased traffic costs incurred to direct traffic to our online properties.
Selling and Support Expenses
Total selling and support expenses were $102.6 million and $253.7 million for the three and eight months ended September 30, 2010, respectively. Selling and support expenses are comprised of items such as bad debt expense, commissions and salesperson expenses, directory publishing expenses, billing, credit and collection expense, occupancy expenses, advertising expense and amortization of cost uplift associated with commissions resulting from our adoption of fresh start accounting. Due to our adoption of fresh start accounting, selling and support expenses for the three and eight months ended September 30, 2010 exclude the amortization of deferred directory costs under the deferral and amortization method for directories published before the Fresh Start Reporting Date totaling $18.4 million and $76.7 million, respectively, and include amortization of cost-uplift of $1.5 million and $3.2 million, respectively. Bad debt expense has been impacted by effective credit and collections practices, which have driven improvement in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers. If clients fail to pay within specified credit terms, we may cancel their advertising in future directories, which could impact our ability to collect past due amounts as well as adversely impact our advertising sales and revenue trends. Commissions and salesperson expenses have been affected by lower advertising sales and its effect on variable-based commissions, as well as lower headcount. Directory publishing expenses continue to be affected by declines in print advertisements and lower headcount. Occupancy expenses have been impacted by the renegotiation of our leased properties and reduction in the amount of leased square footage during the bankruptcy process.
General and Administrative Expenses
General and administrative (“G&A”) expenses were $32.7 million and $94.6 million for the three and eight months ended September 30, 2010, respectively. G&A expenses are comprised of items such as general corporate expenses, incentive compensation expense and information technology (“IT”) expenses. G&A related incentive compensation expense pertains to expense associated with a stock appreciation rights (“SARs”) grant made on March 1, 2010 to certain employees, including executive officers, common stock issued to members of the Company’s Board of Directors on March 1, 2010, common stock issued to members of the Executive Oversight Committee on September 13, 2010, the stock based awards granted to Mr. Mockett on September 13, 2010 and compensation expense associated with the Company’s Long-Term Incentive Program (“LTIP”), which includes accelerated compensation expense associated with the retirement of our former Chief Executive Officer.
Depreciation and Amortization
Depreciation and amortization expense was $58.3 million and $157.3 million for the three and eight months ended September 30, 2010, respectively. Amortization of intangible assets was $44.9 million and $122.0 million for the three and eight months ended September 30, 2010, respectively, and was impacted by the increase in fair value of our intangible assets and the establishment of the estimated useful lives resulting from our adoption of fresh start accounting. The Company expects to recognize amortization expense associated with its intangible assets of $167.0 million during the eleven months ended December 31, 2010, which includes the affect of reduced book values of our intangible assets subsequent to the impairment charges during the three and eight months ended September 30, 2010 noted below. The Company and the Predecessor Company anticipate a decrease in amortization expense for the full year 2010 of $332.0 million as compared to the full year 2009. This decrease is a result of the reduced carrying values of intangible assets subsequent to the impairment charges recorded by the Company during the three and eight months ended September 30, 2010 and the Predecessor Company during the fourth quarter of 2009, partially offset by increased amortization expense resulting from the increase in fair value of our intangible assets as a result of our adoption of fresh start accounting and the reduction of the remaining useful lives of intangible assets associated with the impairment charges recorded by the Predecessor Company during the fourth quarter of 2009.

Depreciation of fixed assets and amortization of computer software was $13.4 million and $35.3 million for the three and eight months ended September 30, 2010, respectively. Depreciation of fixed assets and amortization of computer software was affected by the increase in fair value of our fixed assets and computer software resulting from our adoption of fresh start accounting as well as capital projects placed into service during the three and eight months ended September 30, 2010.
Impairment Charges
Based upon the decline in the trading value of our debt and equity securities during the three months ended September 30, 2010, among other indicators, the Company concluded that there were indicators of impairment during the three months ended September 30, 2010. In addition, based upon the decline in the trading value of our debt and equity securities during the three months ended June 30, 2010 and the retirement of our Chairman and Chief Executive Officer on May 28, 2010, among other indicators, the Company concluded that there were indicators of impairment during the three months ended June 30, 2010. As a result of identifying indicators of impairment, we performed impairment tests as of September 30, 2010 and June 30, 2010 of our goodwill, definite-lived intangible assets and other long-lived assets in accordance with FASB ASC 350 and FASB ASC 360. The testing results of our definite-lived intangible assets and other long-lived assets resulted in an impairment charge associated with trade names and trademarks, technology, local customer relationships and other from our Business.com reporting unit of $4.3 million and $17.3 million during the three months ended September 30, 2010 and June 30, 2010, respectively, for a total non-goodwill intangible asset impairment charge of $21.6 million during the eight months ended September 30, 2010. The testing results of our goodwill resulted in an impairment charge of $385.3 million and $752.3 million during the three months ended September 30, 2010 and June 30, 2010, respectively, for a total goodwill impairment charge of $1,137.6 million during the eight months ended September 30, 2010, which has been recorded in each of our reporting units. The sum of the goodwill and intangible asset impairment charges totaled $389.6 million and $1,159.3 million for the three and eight months ended September 30, 2010. See Item 1, “Financial Statements – Unaudited” - Note 2, “Summary of Significant Accounting Policies – Identifiable Intangible Assets and Goodwill” for additional information.
Operating Loss
Operating loss was $(391.3) million and $(1,340.3) million for the three and eight months ended September 30, 2010, respectively. Under fresh start accounting, most deferred net revenues related to directories published prior to the Fresh Start Reporting Date have been eliminated however, only certain deferred direct expenses related to these directories have been eliminated. Expenses that are not directly associated with net revenues from these directories will continue to be recognized as period expenses subsequent to the Fresh Start Reporting Date. As such, fresh start accounting has had a disproportionate adverse effect on reported net revenues versus expenses in determining operating loss for the three and eight months ended September 30, 2010. Each month subsequent to the Fresh Start Reporting Date until the impact of fresh start accounting expires in the first quarter of 2011, the ratio of reported net revenue to expense will increase. Operating loss for the three and eight months ended September 30, 2010 was directly impacted by the goodwill and intangible asset impairment charges during the three and eight months ended September 30, 2010 noted above, the significant effects of fresh start accounting as well as the revenue and expense trends described above.
Interest Expense, Net
Net interest expense was $67.5 million and $189.9 million for the three and eight months ended September 30, 2010, respectively. The Company did not record any amortization of deferred financing costs to interest expense for the three and eight months ended September 30, 2010, as financing costs associated with our new debt arrangements were included in the fair value determination of our long-term debt resulting from our adoption of fresh start accounting.
In conjunction with our adoption of fresh start accounting and reporting on the Fresh Start Reporting Date, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $7.2 million and $21.1 million for the three and eight months ended September 30, 2010, respectively.

In connection with the amendment and restatement of the Dex Media East and RHDI credit facilities on the Effective Date, we entered into interest rate swap and interest rate cap agreements during the first quarter of 2010, which have not been designated as cash flow hedges. The Company’s interest expense for the three and eight months ended September 30, 2010 includes expense of $3.9 million and $10.6 million, respectively, resulting from the change in fair value of these interest rate swaps and interest rate caps.
Income Taxes
The effective tax rate on loss before income taxes is 14.9% and 41.0% for the three and eight months ended September 30, 2010, respectively.
As a result of the goodwill and intangible asset impairment charges during the three and eight months ended September 30, 2010, we recognized a non-deductible adjustment to our effective tax rate of $101.0 million and $302.8 million, respectively.
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
Based upon the closing of the SEC filing period for Schedules 13-G and review of these schedules filed through February 15, 2010, the Company determined that, more likely than not, a certain “check-the-box” election was effective prior to the date of the 2009 ownership change under Section 382. As a result, the Company recorded a tax benefit for the reversal of a liability for unrecognized tax benefit of $351.9 million in the Company’s statement of financial condition and results of operations for the eight months ended September 30, 2010, which was the primary driver of our effective tax rate for the period.
Net Loss and Loss Per Share
Net loss of $(390.6) million and $(903.3) million for the three and eight months ended September 30, 2010, respectively, was directly impacted by the goodwill and intangible asset impairment charges during the three and eight months ended September 30, 2010 as noted above, as well as the significant effects of fresh start accounting and the revenue and expense trends described above, partially offset by the income tax benefit recorded for the three and eight months ended September 30, 2010 as noted above.
See Part I — Item 1, “Financial Statements – Unaudited” — Note 2, “Summary of Significant Accounting Policies – Earnings (Loss) Per Share” for further details and computations of the basic and diluted earnings (loss) per share (“EPS”) amounts. For the three and eight months ended September 30, 2010, basic and diluted EPS was $(7.81) and $(18.06), respectively.
Predecessor Company – One Month Ended January 31, 2010
Net Revenues
The components of the Predecessor Company’s net revenues for the one month ended January 31, 2010 were as follows:

Predecessor Company
One Month Ended
(amounts in millions)	January 31, 2010

Gross advertising revenues	$161.4
Sales claims and allowances	(3.5)

Net advertising revenues	157.9
Other revenues	2.5

Total	$160.4

Gross advertising revenues were $161.4 million for the one month ended January 31, 2010. Gross advertising revenues continue to be impacted by declines in advertising sales over the past twelve months, primarily as a result of declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search.

Sales claims and allowances were $3.5 million for the one month ended January 31, 2010. Sales claims and allowances were affected by lower claims experience due to process improvements and operating efficiencies, which improved print copy quality in certain of our markets, as well as lower advertising sales volume.
Other revenues were $2.5 million for the one month ended January 31, 2010. Other revenues include late fees received on outstanding customer balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products.
Expenses
The components of the Predecessor Company’s total expenses for the one month ended January 31, 2010 were as follows:

Predecessor Company
One Month Ended
January 31,
(amounts in millions)	2010

Production and distribution expenses	$27.2
Selling and support expenses	40.7
General and administrative expenses	8.2
Depreciation and amortization	20.2

Total	$96.3

Production and Distribution Expenses
Total production and distribution expenses were $27.2 million for the one month ended January 31, 2010. Production and distribution expenses are comprised of items such as print, paper and distribution expenses and internet production and distribution expenses. Print paper and distribution expenses continue to be impacted by lower page volumes associated with declines in print advertisements, negotiated price reductions in our print and paper expenses and favorable paper inventory expenses. Internet production and distribution expenses have been affected by a reduction in DexNet customers, purchasing efficiencies and lower headcount, partially offset by increased purchased traffic costs incurred to direct traffic to our online properties.
Selling and Support Expenses
Total selling and support expenses were $40.7 million for the one month ended January 31, 2010. Selling and support expenses are comprised of items such as bad debt expense, commissions and salesperson expenses, directory publishing expenses, billing, credit and collection expense, occupancy expenses and advertising expense. Bad debt expense has been impacted by effective credit and collections practices, which have driven improvement in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers. Directory publishing expenses continue to be affected by declines in print advertisements and lower headcount. Billing, credit and collections expense has been impacted by lower billing volumes associated with declines in advertisers and advertisements. Occupancy expenses have been impacted by the renegotiation of our leased properties and reduction in the amount of leased square footage during the bankruptcy process.
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

See Part I — Item 1, “Financial Statements (Unaudited)” — Note 3 “Fresh Start Accounting” for information on the gain on reorganization / settlement of liabilities subject to compromise and the fresh start accounting adjustments presented above.
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
The discharge of our debt in conjunction with our emergence from Chapter 11 resulted in a tax gain of $5,031.8 million. Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of indebtedness income (“CODI”), which must be included in the Company’s taxable income. However, recognition of CODI is limited for a taxpayer that is a debtor in a reorganization case if the discharge is granted by the Bankruptcy Court or pursuant to a plan of reorganization approved by the Bankruptcy Court. The Plan enabled the Predecessor Company to qualify for this bankruptcy exclusion rule and exclude substantially all of the gain on the settlement of debt obligations and derivative liabilities from taxable income. Under Internal Revenue Code Section 108, the Company has reduced its tax attributes primarily in net operating loss carry-forwards, intangible asset basis and stock basis.
Net Income and Earnings Per Share
Net income of $6,920.0 million for the one month ended January 31, 2010 is primarily due to the gain on reorganization and fresh start accounting adjustments that comprise reorganization items, net. In addition, net income for the one month ended January 31, 2010 was determined based on the revenue and expense trends and income taxes described above.
See Part I — Item 1, “Financial Statements – Unaudited” — Note 2, “Summary of Significant Accounting Policies – Earnings (Loss) Per Share” for further details and computations of the basic and diluted EPS amounts. For the one month ended January 31, 2010, basic EPS was $100.3 and diluted EPS was $100.2.

Non-GAAP Financial Information – Adjusted and Combined Adjusted Results
Management believes that the presentation of Non-GAAP Financial Information – Adjusted and Combined Adjusted Results will help financial statement users better understand the material impact fresh start accounting has on the Company’s results of operations for the three and eight months ended September 30, 2010 and also offers a non-GAAP normalized comparison to GAAP results of the Predecessor Company for the three and nine months ended September 30, 2009. The Non-GAAP Financial Information – Adjusted and Combined Adjusted Results presented below are reconciled to the most comparable GAAP measures. While the Non-GAAP Financial Information – Adjusted and Combined Adjusted Results exclude the effects of fresh start accounting and certain other items such as the goodwill and intangible asset impairment charges during the three and eight months ended September 30, 2010, it must be noted that the Non-GAAP Financial Information – Adjusted and Combined Adjusted Results are not comparable to the Predecessor Company’s GAAP results for the three and nine months ended September 30, 2009 and should not be treated as such.
Adjusted Results for the Three Months Ended September 30, 2010
compared to Predecessor Company GAAP Results for the Three Months Ended September 30, 2009
Net Revenues
The components of our adjusted net revenues for the three months ended September 30, 2010 and the Predecessor Company GAAP net revenues for the three months ended September 30, 2009 were as follows:

	Successor				Predecessor
	Company			Adjusted	Company
	Three Months Ended			Three Months Ended	Three Months Ended
	September 30,	Fresh Start		September 30,	September 30,
(amounts in millions)	2010	Adjustments		2010	2009	$ Change	% Change

Gross advertising revenues	$258.3	$177.8	(1)	$436.1	$536.4	$(100.3)	(18.7)%
Sales claims and allowances	(3.6)	(3.1	)(1)	(6.7)	(8.7)	2.0	23.0

Net advertising revenues	254.7	174.7		429.4	527.7	(98.3)	(18.6)
Other revenues	4.5	1.1	(1)	5.6	6.3	(0.7)	(11.1)

Total	$259.2	$175.8		$435.0	$534.0	$(99.0)	(18.5)%

(1)	Represents gross advertising revenues, sales claims and allowances and other revenues for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the three months ended September 30, 2010 absent our adoption of fresh start accounting required under GAAP.
Adjusted gross advertising revenues for the three months ended September 30, 2010 decreased $100.3 million, or 18.7%, from the Predecessor Company three months ended September 30, 2009. The decline in adjusted gross advertising revenues for the three months ended September 30, 2010 is primarily due to declines in advertising sales over the past twelve months, primarily as a result of declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search.
Adjusted sales claims and allowances for the three months ended September 30, 2010 decreased $2.0 million, or 23.0%, from the Predecessor Company three months ended September 30, 2009. The decline in adjusted sales claims and allowances for the three months ended September 30, 2010 is primarily due to lower claims experience as a result of process improvements and operating efficiencies, which improved print copy quality in certain of our markets, as well as lower advertising sales volume.
Non-GAAP Statistical Measures
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

Advertising sales for the three months ended September 30, 2010 were $337.5 million, representing a decline of $58.3 million, or 14.7%, from advertising sales of $395.8 million for the Predecessor Company three months ended September 30, 2009.
In order to provide more visibility into what the Company will book as revenue in the future, we have introduced a non-GAAP statistical measure called bookings, which represent sales activity associated with our print directories and Internet-based products and services during the period. Bookings associated with our local customers represent signed contracts during the period. Bookings associated with our national customers represent what has been published or fulfilled during the period. Bookings for the three months ended September 30, 2010 were $389.4 million, representing a decline of $65.2 million, or 14.3%, from bookings of $454.6 million for the Predecessor Company three months ended September 30, 2009.
The decrease in advertising sales and bookings for the three months ended September 30, 2010 is a result of declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search.
Expenses
The components of our adjusted total expenses for the three months ended September 30, 2010 and the Predecessor Company GAAP total expenses for the three months ended September 30, 2009 were as follows:

	Successor				Predecessor
	Company			Adjusted	Company
	Three Months Ended	Fresh Start		Three Months Ended	Three Months Ended
	September 30,	and Other		September 30,	September 30,
(amounts in millions)	2010	Adjustments		2010	2009	$ Change	% Change

Production and distribution expenses	$67.4	$17.4	(1)	$84.8	$90.6	$(5.8)	(6.4)%
Selling and support expenses	102.6	16.9	(1)	119.5	148.6	(29.1)	(19.6)
General and administrative expenses	32.7	—		32.7	35.7	(3.0)	(8.4)
Depreciation and amortization	58.3	—	(2)	58.3	142.6	(84.3)	(59.1)
Impairment charges	389.6	(389.6	)(3)	—	—	—	—

Total	$650.6	$(355.3)		$295.3	$417.5	$(122.2)	(29.3)%

(1)	Represents (a) certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the three months ended September 30, 2010 absent our adoption of fresh start accounting required under GAAP and (b) the exclusion of cost-uplift recorded under fresh start accounting.

(2)	Depreciation and amortization expense has not been adjusted for the increase in fair value of our intangible assets and fixed assets and computer software as a result of our adoption of fresh start accounting, the reduced carrying values of intangible assets resulting from impairment charges recorded by the Predecessor Company during the fourth quarter of 2009 and the associated reduction in remaining useful lives effective January 1, 2010.

(3)	The goodwill and intangible asset impairment charges during the three months ended September 30, 2010 have been excluded for the adjusted three months ended September 30, 2010.

Production and Distribution Expenses
Total adjusted production and distribution expenses for the three months ended September 30, 2010 were $84.8 million, compared to $90.6 million for the Predecessor Company three months ended September 30, 2009. The primary components of the $5.8 million, or 6.4%, decrease in adjusted production and distribution expenses for the three months ended September 30, 2010 were as follows:

Adjusted Three
Months Ended
(amounts in millions)	September 30, 2010

Lower print, paper and distribution expenses	$(6.7)
Higher internet production and distribution expenses	1.9
All other, net	(1.0)

Total decrease in adjusted production and distribution expenses for the three months ended September 30, 2010	$(5.8)

Adjusted print, paper and distribution expenses for the three months ended September 30, 2010 declined $6.7 million, compared to the Predecessor Company three months ended September 30, 2009. This decline is primarily due to lower page volumes associated with declines in print advertisements, negotiated price reductions in our print and paper expenses and timing of publication deliveries as compared to the prior year period.
Adjusted internet production and distribution expenses for the three months ended September 30, 2010 increased $1.9 million, compared to the Predecessor Company three months ended September 30, 2009, primarily due to increased purchased traffic costs incurred to direct traffic to our online properties, partially offset by purchasing efficiencies, lower headcount and a reduction in DexNet customers.
Selling and Support Expenses
Total adjusted selling and support expenses for the three months ended September 30, 2010 were $119.5 million, compared to $148.6 million for the Predecessor Company three months ended September 30, 2009. The primary components of the $29.1 million, or 19.6%, decrease in adjusted selling and support expenses for the three months ended September 30, 2010 were as follows:

Adjusted Three
Months Ended
(amounts in millions)	September 30, 2010

Lower bad debt expense	$(18.8)
Lower commissions and salesperson expenses	(5.1)
Lower advertising expenses	(2.8)
Lower directory publishing expenses	(1.8)
All other, net	(0.6)

Total decrease in adjusted selling and support expenses for the three months ended September 30, 2010	$(29.1)

Adjusted bad debt expense for the three months ended September 30, 2010 declined $18.8 million, compared to the Predecessor Company three months ended September 30, 2009, primarily due to effective credit and collections practices, which have driven improvement in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers. Adjusted bad debt expense for the three months ended September 30, 2010 represented 3.3% of our net revenue, compared to 6.2% for the Predecessor Company three months ended September 30, 2009. Bad debt expense can fluctuate during the year based on changes in projected write-off experience. For the full year 2010, the Company anticipates that bad debt expense as a percentage of net revenue will range between 3% to 5%.
Adjusted commissions and salesperson expenses for the three months ended September 30, 2010 decreased $5.1 million, compared to the Predecessor Company three months ended September 30, 2009, primarily due to lower advertising sales and its effect on variable-based commissions, as well as lower headcount.

Adjusted advertising expenses for the three months ended September 30, 2010 decreased $2.8 million, compared to the Predecessor Company three months ended September 30, 2009, primarily due to timing of advertising spend.
Adjusted directory publishing expenses for the three months ended September 30, 2010 decreased $1.8 million, compared to the Predecessor Company three months ended September 30, 2009, primarily due to declines in print advertisements and lower headcount.
General and Administrative Expenses
Adjusted G&A expenses for the three months ended September 30, 2010 were $32.7 million, compared to $35.7 million for the Predecessor Company three months ended September 30, 2009. The primary components of the $3.0 million, or 8.4%, decrease in adjusted G&A expenses for the three months ended September 30, 2010 were as follows:

Adjusted Three
Months Ended
(amounts in millions)	September 30, 2010

Lower restructuring expenses	$(1.8)
All other, net	(1.2)

Total decrease in adjusted G&A expenses for the three months ended September 30, 2010.	$(3.0)

Adjusted restructuring expenses for the three months ended September 30, 2010 decreased $1.8 million, compared to the Predecessor Company three months ended September 30, 2009, primarily due to lower severance expense and fees associated with outside consultant services.
Depreciation and Amortization
Depreciation and amortization expense for the adjusted three months ended September 30, 2010 was $58.3 million, compared to $142.6 million for the Predecessor Company three months ended September 30, 2009. Amortization of intangible assets was $44.9 million for the adjusted three months ended September 30, 2010, compared to $128.7 million for the Predecessor Company three months ended September 30, 2009. The decrease in amortization expense for the adjusted three months ended September 30, 2010 is a result of the reduced carrying values of intangible assets subsequent to the impairment charges recorded by the Predecessor Company during the fourth quarter of 2009, partially offset by increased amortization expense resulting from the increase in fair value of our intangible assets as a result of our adoption of fresh start accounting and the reduction of the remaining useful lives of intangible assets associated with the impairment charges recorded by the Predecessor Company during the fourth quarter of 2009.
Depreciation of fixed assets and amortization of computer software was $13.4 million for the adjusted three months ended September 30, 2010, compared to $13.9 million for the Predecessor Company three months ended September 30, 2009. The decrease in depreciation expense for the adjusted three months ended September 30, 2010 was primarily due to the acceleration of depreciation on fixed assets no longer in service during the three months ended September 30, 2009, partially offset by the increase in depreciation expense for the adjusted three months ended September 30, 2010 as a result of the increase in fair value of our fixed assets and computer software in conjunction with our adoption of fresh start accounting.

Operating Income (Loss)
Adjusted operating income (loss) for the three months ended September 30, 2010 and the Predecessor Company GAAP operating income for the three months ended September 30, 2009 was as follows:

	Successor				Predecessor
	Company			Adjusted	Company
	Three Months Ended	Fresh Start		Three Months Ended	Three Months Ended
	September 30,	and Other		September 30,	September 30,
(amounts in millions)	2010	Adjustments		2010	2009	$ Change	% Change

Total	$(391.3)	$531.1	(1)	$139.8	$116.5	$23.3	20.0%

(1)	Represents the net effect of (a) eliminating gross advertising revenues, sales claims and allowances, other revenues and certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the three months ended September 30, 2010 absent our adoption of fresh start accounting required under GAAP, (b) the exclusion of cost-uplift recorded under fresh start accounting and (c) excludes the goodwill and intangible asset impairment charges during the three months ended September 30, 2010.
Adjusted operating income for the three months ended September 30, 2010 of $139.8 million, compares to operating income of $116.5 million for the Predecessor Company three months ended September 30, 2009. The increase in adjusted operating income for the three months ended September 30, 2010 is due to the significant decline in amortization expense associated with our intangible assets and lower operating expenses described above, partially offset by declines in net revenues described above.
Combined Adjusted Results for the Nine Months Ended September 30, 2010
compared to Predecessor Company GAAP Results for the Nine Months Ended September 30, 2009
Net Revenues
The components of our combined adjusted net revenues for the nine months ended September 30, 2010 and the Predecessor Company GAAP net revenues for the nine months ended September 30, 2009 were as follows:

	Successor	Predecessor			Combined	Predecessor
	Company	Company			Adjusted	Company
(amounts in millions)	Eight Months Ended September 30, 2010	One Month Ended January 31, 2010	Fresh Start Adjustments		Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	$ Change	% Change

Gross advertising revenues	$470.0	$161.4	$729.7	(1)	$1,361.1	$1,716.1	$(355.0)	(20.7)%
Sales claims and allowances	(7.7)	(3.5)	(12.8	)(1)	(24.0)	(34.6)	10.6	30.6

Net advertising revenues	462.3	157.9	716.9		1,337.1	1,681.5	(344.4)	(20.5)
Other revenues	11.0	2.5	5.0	(1)	18.5	20.1	(1.6)	(8.0)

Total	$473.3	$160.4	$721.9		$1,355.6	$1,701.6	$(346.0)	(20.3)%

(1)	Represents gross advertising revenues, sales claims and allowances and other revenues for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the nine months ended September 30, 2010 absent our adoption of fresh start accounting required under GAAP.

Combined adjusted gross advertising revenues for the nine months ended September 30, 2010 decreased $355.0 million, or 20.7%, from the Predecessor Company nine months ended September 30, 2009. The decline in combined adjusted gross advertising revenues for the nine months ended September 30, 2010 is primarily due to declines in advertising sales over the past twelve months, primarily as a result of declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search.
Combined adjusted sales claims and allowances for the nine months ended September 30, 2010 decreased $10.6 million, or 30.6%, from the Predecessor Company nine months ended September 30, 2009. The decline in combined adjusted sales claims and allowances for the nine months ended September 30, 2010 is primarily due to lower claims experience as a result of process improvements and operating efficiencies, which improved print copy quality in certain of our markets, as well as lower advertising sales volume.
Non-GAAP Statistical Measures
Combined advertising sales for the nine months ended September 30, 2010 were $1,234.3 million, representing a decline of $241.4 million, or 16.4%, from advertising sales of $1,475.7 million for the Predecessor Company nine months ended September 30, 2009. Bookings for the nine months ended September 30, 2010 were $1,213.3 million, representing a decline of $206.5 million, or 14.5%, from bookings of $1,419.8 million for the Predecessor Company nine months ended September 30, 2009. The decrease in advertising sales and bookings for the nine months ended September 30, 2010 is a result of declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search.
Expenses
The components of our combined adjusted total expenses for the nine months ended September 30, 2010 and the Predecessor Company GAAP total expenses for the nine months ended September 30, 2009 were as follows:

	Successor	Predecessor			Combined	Predecessor
	Company	Company			Adjusted	Company
(amounts in	Eight Months Ended September 30,	One Month Ended January 31,	Fresh Start and Other		Nine Months Ended September 30,	Nine Months Ended September 30,	$	%
millions)	2010	2010	Adjustments		2010	2009	Change	Change

Production and distribution expenses	$148.7	$27.2	$74.9	(1)	$250.8	$286.2	$(35.4)	(12.4)%
Selling and support expenses	253.7	40.7	73.5	(1)	367.9	460.3	(92.4)	(20.1)
General and administrative expenses	94.6	8.2	—		102.8	103.3	(0.5)	(0.5)
Depreciation and amortization	157.3	20.2	—	(2)	177.5	427.7	(250.2)	(58.5)
Impairment charges	1,159.3	—	(1,159.3	)(3)	—	—	—	—

Total	$1,813.6	$96.3	$(1,010.9)		$899.0	$1,277.5	$(378.5)	(29.6)%

(1)      Represents (a) certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the eight months ended September 30, 2010 absent our adoption of fresh start accounting required under GAAP and (b) the exclusion of cost-uplift recorded under fresh start accounting.
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

(3)      The goodwill and intangible asset impairment charges during the eight months ended September 30, 2010 have been excluded for the combined adjusted nine months ended September 30, 2010.
Production and Distribution Expenses
Total combined adjusted production and distribution expenses for the nine months ended September 30, 2010 were $250.8 million, compared to $286.2 million for the Predecessor Company nine months ended September 30, 2009. The primary components of the $35.4 million, or 12.4%, decrease in combined adjusted production and distribution expenses for the nine months ended September 30, 2010 were as follows:

Combined Adjusted
Nine Months Ended
(amounts in millions)	September 30, 2010

Lower print, paper and distribution expenses	$(25.4)
Lower internet production and distribution expenses	(7.4)
All other, net	(2.6)

Total decrease in combined adjusted production and distribution expenses for the nine months ended September 30, 2010	$(35.4)

Combined adjusted print, paper and distribution expenses for the nine months ended September 30, 2010 declined $25.4 million, compared to the Predecessor Company nine months ended September 30, 2009. This decline is primarily due to lower page volumes associated with declines in print advertisements, negotiated price reductions in our print and paper expenses, timing of publication deliveries as compared to the prior year period and favorable paper inventory expenses.
Combined adjusted internet production and distribution expenses for the nine months ended September 30, 2010 declined $7.4 million, compared to the Predecessor Company nine months ended September 30, 2009, primarily due to purchasing efficiencies, lower headcount and a reduction in DexNet customers, partially offset by increased purchased traffic costs incurred to direct traffic to our online properties.
Selling and Support Expenses
Total combined adjusted selling and support expenses for the nine months ended September 30, 2010 were $367.9 million, compared to $460.3 million for the Predecessor Company nine months ended September 30, 2009. The primary components of the $92.4 million, or 20.1%, decrease in combined adjusted selling and support expenses for the nine months ended September 30, 2010 were as follows:

Combined Adjusted
Nine Months Ended
(amounts in millions)	September 30, 2010

Lower bad debt expense	$(66.5)
Lower commissions and salesperson expenses	(18.1)
Lower occupancy expenses	(4.5)
Lower directory publishing expenses	(3.8)
All other, net	0.5

Total decrease in combined adjusted selling and support expenses for the nine months ended September 30, 2010	$(92.4)

Combined adjusted bad debt expense for the nine months ended September 30, 2010 declined $66.5 million, compared to the Predecessor Company nine months ended September 30, 2009, primarily due to effective credit and collections practices, which have driven improvement in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers. Combined adjusted bad debt expense for the nine months ended September 30, 2010 represented 3.5% of our net revenue, compared to 6.7% for the Predecessor Company nine months ended September 30, 2009. Bad debt expense can fluctuate throughout the year and as such, the Company anticipates that bad debt expense as a percentage of net revenue will range between 3% to 5% for the full year 2010.
Combined adjusted commissions and salesperson expenses for the nine months ended September 30, 2010 decreased $18.1 million, compared to the Predecessor Company nine months ended September 30, 2009, primarily due to lower advertising sales and its effect on variable-based commissions, as well as lower headcount.

Combined adjusted occupancy expenses for the nine months ended September 30, 2010 decreased $4.5 million, compared to the Predecessor Company nine months ended September 30, 2009, primarily due to the renegotiation of our leased properties and reduction in the amount of leased square footage during the bankruptcy process.
Combined adjusted directory publishing expenses for the nine months ended September 30, 2010 decreased $3.8 million, compared to the Predecessor Company nine months ended September 30, 2009, primarily due to declines in print advertisements and lower headcount.
General and Administrative Expenses
Combined adjusted G&A expenses for the nine months ended September 30, 2010 were $102.8 million, compared to $103.3 million for the Predecessor Company nine months ended September 30, 2009. The primary components of the $0.5 million, or 0.5%, decrease in combined adjusted G&A expenses for the nine months ended September 30, 2010 were as follows:

Combined Adjusted
Nine Months Ended
(amounts in millions)	September 30, 2010

Lower restructuring expenses	$(12.9)
Lower general corporate expenses	(3.5)
Change in net curtailment gains	9.7
One-time expenses associated with retirement of Chief Executive Officer	9.5
All other, net	(3.3)

Total decrease in combined adjusted G&A expenses for the nine months ended September 30, 2010	$(0.5)

Combined adjusted restructuring expenses for the nine months ended September 30, 2010 decreased $12.9 million, compared to the Predecessor Company nine months ended September 30, 2009, primarily due to lower severance expense and fees associated with outside consultant services.
Combined adjusted general corporate expenses for the nine months ended September 30, 2010 decreased $3.5 million, compared to the Predecessor Company nine months ended September 30, 2009, due to lower director and officer insurance premiums as a result of contract renegotiations and changes in coverage limits associated with our emergence from Chapter 11.
During the combined adjusted nine months ended September 30, 2010, we recognized a one-time net curtailment gain of $3.8 million associated with the retirement of the Company’s former Chief Executive Officer. This represents a decrease of $9.7 million in net curtailment gains from the nine months ended September 30, 2009 during which we recognized $13.5 million associated with the freeze on the Predecessor Company’s defined benefit plans for certain union employees and the elimination of certain union retiree health care and life insurance benefits.
During the combined adjusted nine months ended September 30, 2010, we recognized one-time expenses of $9.5 million associated with the retirement of the Company’s former Chief Executive Officer.
All other, net primarily consists of the reversal of an accrual associated with the Predecessor Company’s incentive compensation plan during the one month ended January 31, 2010.
Depreciation and Amortization
Combined depreciation and amortization expense for the nine months ended September 30, 2010 was $177.5 million, compared to $427.7 million for the Predecessor Company nine months ended September 30, 2009. Combined amortization of intangible assets was $137.6 million for the nine months ended September 30, 2010, compared to $385.9 million for the Predecessor Company nine months ended September 30, 2009. The decrease in combined amortization expense for the nine months ended September 30, 2010 is a result of the reduced carrying values of intangible assets subsequent to the impairment charges recorded by the Predecessor Company during the fourth quarter of 2009, partially offset by increased amortization expense resulting from the increase in fair value of our intangible assets as a result of our adoption of fresh start accounting and the reduction of the remaining useful lives of intangible assets associated with the impairment charges recorded by the Predecessor Company during the fourth quarter of 2009.

Combined depreciation of fixed assets and amortization of computer software was $39.9 million for the nine months ended September 30, 2010, compared to $41.5 million for the Predecessor Company nine months ended September 30, 2009. The decrease in combined depreciation expense for the nine months ended September 30, 2010 was primarily due to the acceleration of depreciation on fixed assets no longer in service during the nine months ended September 30, 2009, partially offset by the increase in depreciation expense for the combined nine months ended September 30, 2010 as a result of the increase in fair value of our fixed assets and computer software in conjunction with our adoption of fresh start accounting.
Operating Income (Loss)
Combined adjusted operating income (loss) for the nine months ended September 30, 2010 and the Predecessor Company GAAP operating income for the nine months ended September 30, 2009 was as follows:

	Successor	Predecessor			Combined	Predecessor
	Company	Company			Adjusted	Company
	Eight Months Ended	One Month Ended	Fresh Start		Nine Months Ended	Nine Months Ended
	September 30,	January 31,	and Other		September 30,	September 30,
(amounts in millions)	2010	2010	Adjustments		2010	2009	$ Change	% Change

Total	$(1,340.3)	$64.1	$1,732.8	(1)	$456.6	$424.0	$32.6	7.7%

(1)	Represents the net effect of (a) eliminating gross advertising revenues, sales claims and allowances, other revenues and certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the eight months ended September 30, 2010 absent our adoption of fresh start accounting required under GAAP, (b) the exclusion of cost-uplift recorded under fresh start accounting (c) excludes the goodwill and intangible asset impairment charges during the eight months ended September 30, 2010.
Combined adjusted operating income for the nine months ended September 30, 2010 of $456.6 million, compares to operating income of $424.0 million for the Predecessor Company nine months ended September 30, 2009. The increase in combined adjusted operating income for the nine months ended September 30, 2010 is due to the significant decline in amortization expense associated with our intangible assets and lower operating expenses described above, partially offset by declines in net revenues described above.
LIQUIDITY AND CAPITAL RESOURCES
The following table presents the fair market value of our long-term debt at September 30, 2010 based on quoted market prices on that date, as well as the carrying value of our long-term debt at September 30, 2010, which includes $99.1 million of unamortized fair value adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date. See Part I — Item 1, “Financial Statements (Unaudited)” — Note 3 “Fresh Start Accounting” for additional information.

	Successor Company
	Fair Market Value	Carrying Value
	September 30, 2010	September 30, 2010

RHDI Amended and Restated Credit Facility	$900,041	$1,052,680
Dex Media East Amended and Restated Credit Facility	584,715	771,901
Dex Media West Amended and Restated Credit Facility	639,179	730,490
Dex One 12%/14% Senior Subordinated Notes due 2017	235,875	300,000

Total Dex One consolidated	2,359,810	2,855,071
Less current portion	117,866	146,381

Long-term debt	$2,241,944	$2,708,690

RHDI Amended and Restated Credit Facility
As of September 30, 2010, the outstanding carrying value under the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”) totaled $1,052.7 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at September 30, 2010.
Dex Media East Amended and Restated Credit Facility
As of September 30, 2010, the outstanding carrying value under the amended and restated Dex Media East credit facility (“Dex Media East Amended and Restated Credit Facility”) totaled $771.9 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 2.9% at September 30, 2010.
Dex Media West Amended and Restated Credit Facility
As of September 30, 2010, the outstanding carrying value under the amended and restated Dex Media West credit facility (“Dex Media West Amended and Restated Credit Facility”) totaled $730.5 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.0% at September 30, 2010.
Dex One Senior Subordinated Notes
On the Effective Date, we issued the $300.0 million Dex One Senior Subordinated Notes in exchange for the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011. Interest on the Dex One Senior Subordinated Notes is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects paid-in-kind (“PIK”) interest payments. The Company may elect, prior to the start of each interest payment period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as incremental or additional Dex One Senior Subordinated Notes. During the three and eight months ended September 30, 2010, the Company elected to make interest payments entirely in cash. The interest rate on the Dex One Senior Subordinated Notes may be subject to adjustment in the event the Company incurs certain specified debt with a higher effective yield to maturity than the yield to maturity of the Dex One Senior Subordinated Notes. The Dex One Senior Subordinated Notes are unsecured obligations of the Company, effectively subordinated in right of payment to all of the Company’s existing and future secured debt, including Dex One’s guarantee of borrowings under each of the amended and restated credit facilities and are structurally subordinated to any existing or future liabilities (including trade payables) of our direct and indirect subsidiaries.
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
See Part I — Item 1, “Financial Statements (Unaudited)” — Note 6, “Long-Term Debt, Credit Facilities and Notes” for further details of our long-term debt.

Impact of Fresh Start Accounting
In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our amended and restated credit facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our amended and restated credit facilities, of which $99.1 million remains unamortized at September 30, 2010, as shown in the following table.

			Outstanding Debt at
			September 30, 2010
		Unamortized Fair	Excluding the
		Value Adjustments	Impact of
	Carrying Value at	at September 30,	Unamortized Fair
	September 30, 2010	2010	Value Adjustments

RHDI Amended and Restated Credit Facility	$1,052,680	$15,629	$1,068,309
Dex Media East Amended and Restated Credit Facility	771,901	70,466	842,367
Dex Media West Amended and Restated Credit Facility	730,490	13,044	743,534
Dex One 12%/14% Senior Subordinated Notes due 2017	300,000	—	300,000

Total	$2,855,071	$99,139	$2,954,210

See Part I — Item 1, “Financial Statements (Unaudited)” — Note 3, “Fresh Start Accounting” for a presentation of the impact of emergence from reorganization and fresh start accounting on our financial position.
Issuance of New Common Stock
Upon emergence from Chapter 11 and pursuant to the Plan, all of the issued and outstanding shares of the Predecessor Company’s common stock and any other outstanding equity securities of the Predecessor Company including all stock options, SARs and restricted stock, were cancelled. On the Effective Date, the Company issued an aggregate amount of 50,000,001 shares of new common stock, par value $.001 per share. See Part I — Item 1, “Financial Statements (Unaudited)” — Note 10, “Capital Stock” for additional information regarding our new common stock.
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
See Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Trends Related to Our Business,” for additional information related to trends and uncertainties with respect to our business.
Successor Company
Aggregate outstanding debt at September 30, 2010 was $2,855.1 million, which includes fair value adjustments of $99.1 million required by GAAP in connection with the Company’s adoption of fresh start accounting. During the eight months ended September 30, 2010, we made scheduled and accelerated principal payments of $126.6 million and $304.0 million, respectively, for total principal payments of $430.6 million under our amended and restated credit facilities. For the eight months ended September 30, 2010, we made aggregate net cash interest payments of $136.9 million. At September 30, 2010, we had $129.7 million of cash and cash equivalents before checks not yet presented for payment of $2.3 million.
Cash provided by operating activities was $394.5 million for the eight months ended September 30, 2010 and included net loss, non-cash items such as goodwill and intangible asset impairment charges and depreciation and amortization, and changes in assets and liabilities primarily driven by changes in deferred directory revenues, partially offset by other non-cash items, net primarily related to a deferred income tax benefit.
Cash used in investing activities for the eight months ended September 30, 2010 was $25.5 million and relates to the purchase of fixed assets, primarily computer equipment, software and leasehold improvements.
Cash used in financing activities for the eight months ended September 30, 2010 was $438.8 million and includes the following:
•	$430.6 million in principal payments on our amended and restated credit facilities.

•	$2.8 million in other financing costs.

•	$5.4 million in the decreased balance of checks not yet presented for payment.
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

Cash provided by operating activities was $408.6 million for the nine months ended September 30, 2009 and included net loss, non-cash items, net primarily related to a deferred income tax provision, depreciation and amortization, the provision for bad debts and changes in assets and liabilities primarily related to changes in deferred directory revenues, timing of accounts payable and accrued liabilities and changes in pension and postretirement long-term liabilities.
Cash used in investing activities for the nine months ended September 30, 2009 was $18.2 million and relates to the purchase of fixed assets, primarily computer equipment, software and leasehold improvements.
Cash provided by financing activities for the nine months ended September 30, 2009 was $84.9 million and includes the following:
•	$255.6 million in principal payments on term loans under the Predecessor Company’s credit facilities.

•	$361.0 million in borrowings under the Predecessor Company’s revolvers. The Predecessor Company made the borrowings under the various revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.

•	$18.7 million in principal payments on the Predecessor Company’s revolvers.

•	$1.8 million in the decreased balance of checks not yet presented for payment.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
Contractual Obligations
The contractual obligations table presented below sets forth our annual commitments for principal and interest payments on our debt as of September 30, 2010. The debt repayments as presented in this table include the scheduled principal payments under the current debt agreements as well as an estimate of additional debt repayments resulting from cash flow sweep requirements under our amended and restated credit facilities. Our amended and restated credit facilities require that a certain percentage of annual excess cash flow, as defined in the debt agreements, be used to repay amounts under the amended and restated credit facilities. The debt repayments exclude fair value adjustments required by GAAP as a result of our adoption of fresh start accounting of $99.1 million, as these adjustments do not impact our payment obligations. There have not been any material changes to the other contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

	Payment Due by Period
		Less than	1-3	3-5	More than 5
(amounts in millions)	Total	1 Year	Years	Years	Years

Long-term debt (1)	$2,954.2	$175.0	$523.4	$1,955.8	$300.0
Interest on long-term debt (2)	977.0	210.9	393.1	325.2	47.8

Total long-term debt and related interest contractual obligations	$3,931.2	$385.9	$916.5	$2,281.0	$347.8

(1)	Included in long-term debt are principal amounts owed under the amended and restated credit facilities and the Dex One Senior Subordinated Notes, including the current portion of long-term debt and an estimate of additional debt repayments resulting from cash flow sweep requirements under our amended and restated credit facilities, as of September 30, 2010.

(2)	Interest on debt represents cash interest payment obligations assuming all indebtedness as of September 30, 2010 will be paid in accordance with its contractual maturity and assumes interest rates on variable interest debt as of September 30, 2010 will remain unchanged in future periods.
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
The Company has entered into the following interest rate swaps that effectively convert approximately $500.0 million, or 20%, of the Company’s variable rate debt to fixed rate debt as of September 30, 2010. Since the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at September 30, 2010, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At September 30, 2010, approximately 90% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 28% of our total debt portfolio as of September 30, 2010. The interest rate swaps mature at varying dates from February 2012 through February 2013.
Interest Rate Swaps — Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$300	(2)	1.20% - 1.796%	February 29, 2012 — February 28, 2013
March 5, 2010	100	(1)	1.688%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013

Total	$500

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.5%. The weighted average rate received on our interest rate swaps was 0.4% for the eight months ended September 30, 2010. These periodic payments and receipts are recorded as interest expense.
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
Interest Rate Caps — RHDI

Effective Dates	Notional Amount		Cap Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$200	(3)	3.0% - 3.5%	February 29, 2012 — February 28, 2013
March 8, 2010	100	(4)	3.5%	January 31, 2013
March 10, 2010	100	(4)	3.0%	April 30, 2012

Total	$400

(1)	Consists of one swap

(2)	Consists of three swaps

(3)	Consists of two caps

(4)	Consists of one cap

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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specific in the Securities and Exchanges Commission’s rules and forms.
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
Beginning on October 23, 2009, a series of putative securities class action lawsuits were commenced in the United States District Court for the District of Delaware on behalf of all persons who purchased or otherwise acquired the Company’s publicly traded securities between July 26, 2007 and the time the Company filed for bankruptcy on May 28, 2009, alleging that certain Company officers issued false and misleading statements regarding the Company’s business and financial condition and seeking damages and equitable relief. On August 19, 2010, an amended consolidated class action complaint was filed as the operative securities class action complaint (the “Securities Class Action Complaint”). The Securities Class Action Complaint extends the class to include all persons who purchased or otherwise acquired the Company’s publicly traded securities between October 26, 2006 and May 28, 2009. On December 7, 2009, a putative ERISA class action lawsuit was commenced in the United States District Court for the Northern District of Illinois on behalf of certain participants in or beneficiaries of the R.H. Donnelley 401(k) Savings Plan at any time between July 26, 2007 and the time the lawsuit was filed and whose plan accounts included investments in R.H. Donnelley common stock. The putative ERISA class action complaint contains allegations against certain current and former Company directors, officers and employees similar to those set forth in the Securities Class Action Complaint as well as allegations of breaches of fiduciary duties under ERISA and seeks damages and equitable relief. On December 18, 2009, a lawsuit was filed in California state court by certain former shareholders of the Company alleging that certain Company officers issued false and misleading statements regarding the Company’s business and financial condition and seeking damages and equitable relief. This case was removed to the United States District Court for the Central District of California on February 4, 2010. On April 27, 2010, this case was dismissed for lack of personal jurisdiction over the named defendants. The Company believes the allegations set forth in all of these lawsuits are without merit and intends to vigorously defend any and all such actions pursued against the Company and/or its current and former officers, employees and directors.
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

Item 6. Exhibits

Exhibit No.	Document
31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2010 by Alfred T. Mockett, Chief Executive Officer and President of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2010 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2010, under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for Dex One Corporation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEX ONE CORPORATION
Date: November 9, 2010	By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Sylvester J. Johnson
Sylvester J. Johnson
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document
31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2010 by Alfred T. Mockett, Chief Executive Officer and President of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2010 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2010, under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for Dex One Corporation

*	Filed herewith.