Form 10-K
period 2010-12-31
DEX ONE Corp
filed 2011-03-04
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
On June 30, 2010, the last day of the most recently completed second quarter, the aggregate market value of Dex One Corporation’s common stock (based upon the closing price per share of $19.00 of such stock traded on The New York Stock Exchange on such date) held by non-affiliates of the Registrant was approximately $670,316,789. At June 30, 2010, there were 50,015,691 outstanding shares of the Registrant’s common stock. For purposes of this calculation, those shares held by directors and executive officers of the Registrant and shares held by Franklin Resources Inc., who held approximately 29% of our outstanding shares of common stock at June 30, 2010, have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by the Registrant or any such person that such individuals or entities are or were, in fact, affiliates of the Registrant. At February 1, 2011, there were 50,031,441 outstanding shares of the Registrant’s common stock.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑ No ☐
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or prior to May 2, 2011, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

PART I
ITEM 1. BUSINESS.
General
Dex One Corporation became the successor registrant to R.H. Donnelley Corporation upon emergence from Chapter 11 proceedings under Title 11 of the United States Code (“Chapter 11”) on January 29, 2010 (the “Effective Date”) and pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. See Item 8, “Financial Statements and Supplementary Data” — Note 1, “Business and Basis of Presentation” for detailed information on matters associated with the Chapter 11 proceedings. Except where otherwise indicated or as the context may otherwise indicate, the terms “Dex One,” “Successor Company,” “Company,” “Parent Company,” “we,” “us” and “our” refer to Dex One Corporation and its direct and indirect wholly-owned subsidiaries subsequent to the Effective Date. As of December 31, 2010, R.H. Donnelley Corporation, R.H. Donnelley Inc. (“RHDI” or “RHD Inc.”), Dex Media, Inc. (“Dex Media”), Business.com, Inc. (“Business.com”) and Dex One Service, Inc. (“Dex One Service”) were our only direct wholly-owned subsidiaries. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of Dex One as of and for the eleven months ended December 31, 2010. Our executive offices are located at 1001 Winstead Drive, Cary, North Carolina 27513 and our telephone number is (919) 297-1600. Our corporate Internet website address is www.DexOne.com. For more information on the products and services that Dex One offers, please visit our website at www.DexKnows.com®. We make available free of charge on our website our annual, quarterly and current reports, including amendments to such reports, as soon as practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our filings can also be obtained from the SEC website at www.sec.gov. However, the information found on our website and the SEC website is not part of this Annual Report.
Except where otherwise indicated or as the context may otherwise indicate, the terms “Predecessor Company,” “RHD,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries prior to the Effective Date. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of RHD as of and for the one month ended January 31, 2010 and for each of the years in the two year period ended December 31, 2009.
On the Effective Date and in connection with our emergence from Chapter 11, RHD was renamed Dex One Corporation. The Company was formed on February 6, 1973 as a Delaware corporation. In November 1996, the Company, then known as The Dun & Bradstreet Corporation separated through a spin-off into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation, and Cognizant Corporation. In June 1998, The Dun & Bradstreet Corporation separated through a spin-off into two separate public companies: R.H. Donnelley Corporation (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation (“D&B”).
Corporate Overview
We are a marketing solutions company that helps local businesses generate leads and manage their presence among consumers in the ever changing, complex and fragmented markets we serve. Our highly effective marketing solutions combine multiple media platforms that drive large volumes of leads to our clients. Our highly skilled, locally based marketing consultants offer local businesses personalized marketing consulting services and exposure across these media platforms, including our print, online and mobile yellow pages and search solutions, as well as major search engines.
Our proprietary marketing solutions include our Dex published yellow pages directories, which we co-brand with other recognizable brands in the industry such as Qwest, CenturyLink and AT&T, our Internet yellow pages site, DexKnows.com ® and our mobile application, Dex Mobile ®. Our growing list of marketing solutions also include local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, keyword and search engine optimization strategies and programs, distribution strategies, social strategies, and tracking and reporting. Our digital affiliate marketing solutions are powered by our search engine marketing product, DexNet™, which extends our clients’ reach to our leading Internet and mobile partners to attract consumers searching for local products and services within our markets.

We believe our ability to effectively compete in our industry is supported by a number of advantages:
•	A deep domain expertise in the realm of local businesses;

•	A vast database of local business information within our markets and the ability to collect and continuously update its content; and

•	Strong, direct and long-standing relationships with local businesses maintained by our locally based marketing consultants who work closely with clients to first discover their business goals and marketing needs, assess their unique situations, and then recommend a customized, cost-effective set of marketing solutions to help generate leads.
Segment Reporting
Management reviews and analyzes its business of providing marketing solutions as one operating segment.
Financial and Other Business Information
See Item 8, “Financial Statements and Supplementary Data” for financial information, including revenues and earnings from operations, for our operating segment.
Business Overview
Our business model of helping local businesses generate leads and manage their presence among consumers in the ever changing, complex and fragmented markets we serve is fulfilled by providing proprietary and affiliate provided marketing solutions that combine multiple media platforms. Local businesses face an overwhelming array of marketing options and are looking for simple, complete and effective marketing solutions that do not require their day-to-day involvement. We believe our marketing solutions fulfill these local business needs by providing targeted solution bundles that combine offline and online media platforms to drive large volumes of leads to our clients. We also provide high levels of support and service through our locally based marketing consultants who strive to understand clients’ businesses and then present customized solutions from our leading offerings to create high impact, multi-platform marketing campaigns.
The Company is in the process of transitioning to a compete-and-collaborate business model, as we anticipate that affiliate provided solutions will grow at a faster rate than our proprietary solutions. This compete-and-collaborate business model entails our collaboration with certain of our competitors. In light of increasing fragmentation within the markets we serve, this model will allow us to aggregate more leads for our clients in our markets. As such, we anticipate expanding the breadth of our affiliate provided solutions to areas such as website creation, web hosting and reputation management.
Our marketing solutions help businesses get found well over a billion times each year by actively shopping consumers. These references result in a conversion of advertising impressions to actual transactions for our clients, which help generate returns on investment that are inclined to be higher than those for other forms of local media, such as magazines, newspapers, radio and television. Unlike many other forms of local media that focus on creative advertising, one of the primary drivers of higher relative return on investment for our clients is our focus on targeting consumers that are closer to making a purchase decision and thus are able to offer our clients a more effective return on investment.
Marketing Solutions
We offer the following marketing solutions, which are complemented by our partnerships with some of the best known search engine companies, such as Google and Yahoo!, to promote businesses on the Internet via our proprietary search network, DexNet.
•	Assessment of marketing programs and advertisements;

•	Message and image creation;

•	Recommendations for advertising placement;

•	Industry-specific research and information;

•	Market-specific research and information;

•	In-depth understanding of how consumers search for businesses and what influences them to buy from one business versus another;

•	Dex published yellow pages;

•	Dex published white pages;

•	DexKnows.com;

•	Search engine optimization strategies;

•	Keyword implementation;

•	Social strategies; and

•	Tracking and reporting.
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
Whenever practicable, we combine the white pages section and the yellow pages section of our print directory products into a single directory. In large markets where it is impractical to combine the two sections into one volume, separate stand-alone white and yellow pages print directories are normally published at about the same time. We are committed to environmental stewardship and offer a variety of recycling programs in many of the markets we serve. In many of the markets we serve, consumers also have the ability to choose the print directories that they wish to receive or may elect to receive none at all via the Select Your Dex™ program.
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
We purchase information from other national databases to enhance in-region listings and supply out-of-region listings, although these out-of-region listings are not as comprehensive as our in-region information. DexKnows.com includes approximately 13.7 million business listings and more than 190 million residential listings from across the United States.
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

One such distribution agreement is with Yahoo!. Qwest region clients benefit from inclusion within the following Yahoo! Local and Yahoo! Yellow Pages advertising products:
•	Yahoo! Local Featured Listings—sponsored listings with guaranteed placement on the first or second results pages for broader exposure in a specific geography or category.

•	Yahoo! Local Enhanced Listings—sponsored listings that offer the ability to add a detailed description of their business, photos, a tagline and coupons to create greater online visibility for businesses and enhance their appearance within organic results.
We have a YellowPages.com (“YPC”) Reseller Agreement with AT&T, which allows us to be the exclusive provider of YPC Internet yellow pages advertising in our Illinois and Northwest Indiana markets.
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
DexNet provides a comprehensive approach to serving the Internet marketing needs of local businesses through four major product and service elements:
•	Client Profile—constructs a simple but content rich presence on the web for the client and is designed to maximize the opportunity to appear on major search engines.

•	Distribution—provides the client’s information and business information to multiple local search platforms including YellowPages.com, Google Maps and Local.com.

•	Paid Search—develops, deploys and manages effective search marketing campaigns across major search platforms, such as Google and Yahoo!, on behalf of the client.

•	Reporting—provides transparent, real-time results, such as phone calls, e-mails, listing views, website visits, driving directions, and the total number of times the profile is sent to mobile. Reporting is accessible 24 hours a day, 7 days a week and combines results received from DexKnows.com and leading local search sites.
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

Sales
Our local marketing consultant team is comprised of approximately 1,500 employees.
We assign our clients among local marketing consultants and telephone local marketing consultants based on a careful assessment of a client’s expected advertising expenditures. This practice allows us to deploy our local marketing consultants in an effective manner. Our local marketing consultants are assigned to local service areas. Management believes that our local marketing consultants facilitate the establishment of personal, long-term relationships with local print and online clients that are necessary to maintain a higher rate of client renewal.
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
National Sales
In addition to our locally based marketing consultants, we utilize a separate sales channel to serve our national clients. In 2010, national clients accounted for about 15% of our revenue. National clients are typically national or large regional chains such as rental car companies, insurance companies and pizza businesses that purchase advertisements in many yellow pages directories in multiple geographic regions. In order to sell to national clients, we employ associates to manage our selling efforts. In addition we contract with third party Certified Marketing Representatives (“CMR”) who design and create advertisements for national companies and place those advertisements in relevant yellow pages directories nationwide and in online products and services. Some CMRs are departments of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national client pays the CMR, which then pays us after deducting its commission. We accept orders from approximately 160 CMRs and our associates also manage our CMR relationships.
Printing and Distribution
Our directories are printed through our long-standing relationship with printing vendor R.R. Donnelley & Sons Company (“R.R. Donnelley”), as well as with World Color (USA) Corp. (“Worldcolor”) now owned by Quad/Graphics, Inc. In general, R.R. Donnelley prints all AT&T and CenturyLink directories and larger, higher-circulation Qwest directories, whereas Worldcolor prints Qwest directories that are smaller and have a more limited circulation. Our agreements with R.R. Donnelley and Worldcolor for the printing of all of our directories extend through 2014 and 2015, respectively.

The physical delivery of directories is facilitated through several outsourcing relationships. Delivery methods utilized to distribute directories to consumers are selected based on factors such as cost, quality, geography and market need. Primary delivery methods include U.S. Postal Service and hand delivery. We have contracts with two companies for the distribution of our directories. These contracts are scheduled to expire at various times from May 2012 through May 2013. Occasionally, we use United Parcel Service or other types of expedited delivery methods. Frequently, a combination of these methods is required to meet the needs of the marketplace.
Printing, paper and distribution costs represented approximately 11% of net revenue for the eleven months ended December 31, 2010.
Online Production and Distribution
Online products are provisioned on our proprietary Internet directory site, DexKnows.com, as well as distributed to third party Internet search engines and directories such as Google, Yahoo! and YellowPages.com. Delivery to end users is determined based on factors such as demographics, cost, quality, geography and marketing intent.
The provisioning of online directories and search engine marketing products is facilitated through a combination of internal technology as well as several outsourcing relationships. In 2010, the production of our consumer-oriented Internet advertising site, DexKnows.com, was facilitated through various technology outsourcing relationships while the fulfillment of search engine marketing products utilize our proprietary technology.
Credit, Collections and Bad Debt Expense
Since most of our products and services have 12-month cycles and most clients are billed over the course of that 12-month period, we extend credit to our clients in the form of a trade receivable. A majority of these clients are local businesses with default rates that usually exceed those of larger companies. Our policies toward the extension of credit and collection activities associated with trade receivables are designed to manage bad debt at certain targeted levels while intending to promote reasonable sales growth.
Local advertising clients spending above identified levels may be subject to a credit review that includes, among other criteria, evaluation of credit or payment history with us, third party credit scoring, credit checks with other vendors along with consideration of credit risks associated with particular headings. Where appropriate, advance payments (in whole or in part) and/or personal guarantees from business owners may be required prior to the extension of credit to select advertisers. In addition to efforts to assess credit risk prior to extending credit to clients, we employ well-developed collection strategies utilizing an integrated system of internal and automated means to engage clients concerning payment obligations. The Company may choose to renew contracts with clients who have accounts receivable balances with us in arrears if the client agrees to prepay in full for new advertising.
Fees for national clients are generally billed upon publication of each issue of the directory in which the advertising is placed by CMRs. Because we do not usually enter into contracts with national clients directly, we are subject to the credit risk of CMRs on sales to those clients, to the extent we do not receive fees in advance.
Competition
The local search industry in which we operate is highly competitive and fragmented. We compete with other print and online yellow pages directory publishers, as well as other types of media including direct mail, search engines, local search sites, advertising networks, and emerging technologies. Among our highest spending category of customers, we also compete with television, newspaper and radio, which tend to charge more for similar coverage. Looking ahead, new content delivery technologies and consumer focus continue to evolve in the media environment such as with social media, ratings and reviews, mobile applications, etc. This represents potential competition as well as opportunities for partnership and incremental sales. We regularly monitor developing trends and technologies to assess opportunities for enhancing our own capabilities through new product development, partnerships or acquisitions, and identify competitive threats where a specific response may be warranted. In addition, we expect to operate on a “compete and collaborate” model in which we are both partners and competitors with the same firm in different aspects of operations.
In nearly all of our markets, we compete with one or more traditional print yellow pages directory publishers, including independent publishers such as Yellowbook, White Directory Publishing, Inc. and Phone Directories Company. In some markets, we compete with other incumbent publishers such as SuperMedia and AT&T. We compete with these publishers based on price, quality, features, usage leadership and distribution.

Most of the major yellow pages directory publishers offer print and online directories as well as online search products. Virtually all independent publishers, including Yellowbook, a competitor in the majority of our markets, compete aggressively and use pricing and discounting as a primary competitive tool to try to increase their market share. Due to the recent economic environment and trends in our industry and an increase in competition and more fragmentation in the local business search space, we have experienced a significant decline in advertising sales during 2010 and we currently expect this trend to continue in 2011. We believe these same trends are also impacting our competitors.
Online competition has intensified as technologies have improved and broadband penetration has increased, offering a diverse set of advertising alternatives for small businesses. We consider our primary online competition to be the major search engines, such as Google, Yahoo!, BING and others, in addition to the online directory properties of the largest yellow pages directory publishers, such as Superpages.com, provided by SuperMedia, and YellowPages.com, provided by AT&T. Additionally, we compete with a growing number of local shopping-related competitors including industry specific online verticals, such as FindLaw.com and ServiceMagic.com, user-generated content sites such as Yelp and Kudzu, and search engine intermediaries such as ReachLocal and Yodle. We also compete with a number of well known online map websites such as MapQuest®, Rand McNally® and Google Maps. Most of these companies operate on a national scale, competing for consumer and business users across our entire regions and actively soliciting clients in many of our markets. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising sales or acquisitions in the future. Our Internet strategy and our business may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively reach small local businesses for local commercial search services.
Our enhanced distribution arrangements have involved, and will likely continue to involve, cooperating with other local media companies with whom we also compete, particularly with respect to online local search. As a result, particularly as usage continues to migrate from print to online, we bear some risk that such cooperation arrangements may presently, or come to constitute, a significant component of the aggregate distribution of the advertising message that we offer to certain of our clients. Some of these local media companies with whom we cooperate and compete have greater financial resources than we do. Should our relationships with such companies be discontinued for any reason, it may be detrimental to our clients and thereby may result in lower rates of renewal of our contractual relationships with our clients. Our reliance on these cooperation arrangements may also provide an unintended competitive advantage to some of our competitors by (a) promoting the products and services of those competitors and (b) establishing, building and reinforcing an indirect relationship between our clients and those competitors, which could facilitate those competitors entering into direct relationships with our clients without our involvement. Over the last few years, we have experienced a loss in our client base due to competition in the markets we serve. We believe that our transition to a compete-and-collaborate business model will allow us to aggregate more leads for our clients in our markets and potentially grow our client base. If we are not able to execute on this business model, we could experience a continued loss of clients, which would have a material adverse effect on our business, financial condition and results of operations.
Raw Materials
Our principal raw material is paper and we use recycled material. It is one of our largest cost items, representing approximately 4.0% of net revenue for the eleven months ended December 31, 2010. Paper used is supplied by two paper companies, CellMark Paper, Inc. (“CellMark”) and Nippon Paper Industries USA, Co., Ltd. (“Nippon”), with whom we have three year agreements that commenced in January 2010. Paper used for the covers and tabs of our directories is supplied by Unisource Worldwide, Inc. (“Unisource”). Both agreements with Unisource expire on December 31, 2012.
Intellectual Property
We own and control confidential information as well as a number of trade secrets, trademarks, service marks, trade names, copyrights, patents and other intellectual property rights that, in the aggregate, are of material importance to our business. We believe that “Dex One®,” “Dex®,” “Qwest®,’’ “CenturyLinkTM,” “AT&T Real Yellow Pages,’’ “DexKnows.com®,” “DexKnows®” and “DexNet®” and related names, marks and logos are, in the aggregate, material to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us.

DexNet is our distribution platform that delivers the local web to local businesses in a predictable and budgeted manner. In connection with DexNet, we recently filed a U.S. Patent Application directed to providing business owners with predictable client lead volume and price transparency of the effective cost-per-lead and managing the consistent delivery of leads throughout the duration of an advertising campaign.
We are the exclusive official directory publisher of listings and classified advertisements for Qwest (and its successors) telephone customers in the states DME Inc. and DMW Inc. operate our directory business (“Qwest States”) and in which Qwest provided local telephone service as of November 8, 2002 (subject to limited extensions). We also have the exclusive right to use certain Qwest branding on directories in these markets. In addition, Qwest assigned and/or licensed to us certain intellectual property used in the Qwest directory business prior to November 8, 2002. These rights generally expire in 2052.
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
Employees
As of February 1, 2011, Dex One has approximately 3,200 employees of which approximately 1,000 are represented by labor unions covered by two collective bargaining agreements with Dex Media in the Qwest States. The unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”), which represents approximately 400 of the unionized workforce, or the Communication Workers of America (“CWA”), which represents approximately 600 of the unionized workforce. Dex Media’s collective bargaining agreement with the IBEW expires in May 2012 and Dex Media’s collective bargaining agreement with the CWA expires in September 2012. Dex One considers our relationships with our employees and both unions to be good.

Executive Officers of the Registrant
The following table sets forth information concerning the individuals who serve as executive officers of the Company as of February 1, 2011.

Name	Age	Position(s)
Alfred T. Mockett	62	Chief Executive Officer and President
George F. Bednarz	57	Executive Vice President, Sales and Marketing
		(acting)
Steven M. Blondy	51	Executive Vice President and Chief Financial
		Officer
Atish Banerjea	45	Senior Vice President and Chief Technology Officer
Sean W. Greene	40	Senior Vice President, Interactive (acting)
Tyler D. Gronbach	42	Senior Vice President, Communications
Mark W. Hianik	50	Senior Vice President, General Counsel and
		Corporate Secretary
Donna Towles	58	Senior Vice President, Operations
Gretchen Zech	41	Senior Vice President, Human Resources
Sylvester J. Johnson	50	Vice President, Controller and Chief Accounting
		Officer
The executive officers serve at the pleasure of the Board of Directors. The following descriptions of the business experience of our executive officers include the principal positions held by them since February 2006.
Alfred T. Mockett has served as Chief Executive Officer and President since September 2010. Prior to joining the Company, Mr. Mockett served as Chairman and CEO of Motive, Inc., a provider of software management services to communications providers until the company was sold in 2008. Mr. Mockett has more than 30 years experience in executive management and strategic decision-making at a number of leading technology, telecommunications and professional services companies including American Management Systems, a global business and information technology consulting firm for the U.S. and state governments, financial services and communications industries, BT Group (formerly British Telecom), a global provider of communications solutions and services, and Memorex Telex, a global provider of information technology solutions.
George F. Bednarz has served as Executive Vice President, Sales and Marketing (acting) since January 2011. Prior to that, Mr. Bednarz served as Executive Vice President, Enterprise Sales and Operations since June 2008. Prior to that, Mr. Bednarz served as Senior Vice President, Operations since January 2008. Prior to that, Mr. Bednarz served as Senior Vice President, RHD Interactive since January 2007. Prior to that, Mr. Bednarz served as Senior Vice President, Integration, Corporate Planning, Administration and Communications since January 2006. Prior to that, Mr. Bednarz served as Vice President, Corporate Planning and Information Technology.
Steven M. Blondy has served as Executive Vice President and Chief Financial Officer since January 2006. Prior to that, Mr. Blondy served as Senior Vice President and Chief Financial Officer.
Atish Banerjea has served as Senior Vice President and Chief Technology Officer since January 2011. Prior to joining the Company, Mr. Banerjea served as Executive Vice President of Pearson, PLC, a $9 billion international media group. Prior to his promotion to Executive Vice President of Pearson in 2005, Mr. Banerjea served as Senior Vice President, Technology Strategy and Architecture and Chief Technology Officer for Pearson Education.
Sean W. Greene has served as Senior Vice President, Interactive (acting) since July 2009. Prior to that, Mr. Greene served as Corporate Strategy and Business Development since October 2008. Prior to that, Mr. Greene served as Vice President & General Manager of Dex Search Marketing since December 2007. Prior to that, Mr. Greene served as Vice President of Interactive Strategy, Product Management and Business Development from September 2006 to December 2007. Prior to that, Mr. Greene served as Assistant Vice President of Competitive Strategy and Business Development.
Tyler D. Gronbach has served as Senior Vice President, Communications since January 2011. Prior to that, Mr. Gronbach served as Senior Vice President of Corporate Communications and Administration since January 2007. Prior to that, Mr. Gronbach served as Vice President of Corporate Communications.

Mark W. Hianik has served as Senior Vice President, General Counsel and Corporate Secretary since April 2008. Prior to joining the Company, Mr. Hianik served as Vice President and Assistant General Counsel for Tribune Company, a diversified media company. While at Tribune, Mr. Hianik was lead in-house counsel for numerous M&A and corporate financing transactions. Mr. Hianik was also responsible for overseeing the corporate secretarial function and managing a wide variety of operational matters as well as complex litigation.
Donna Towles has served as Senior Vice President, Operations since January 2011. Prior to that, Ms. Towles served as Vice President, Publishing Operations since November 2006. Prior to that, Ms. Towles served as Assistant Vice President of Publishing.
Gretchen Zech has served as Senior Vice President, Human Resources since June 2006. Prior to joining the Company, Ms. Zech served as Group Vice President, Human Resources at Gartner, Inc., a technology research and consulting firm.
Sylvester J. Johnson has served as Vice President, Controller and Chief Accounting Officer since April 2009. Prior to joining the Company, Mr. Johnson served as Vice President and Controller of 7-Eleven, Inc., a convenience retailing company, from January 2002 to November 2007.
We have been advised that there are no family relationships among any of our executive officers or directors and that there is no arrangement or understanding among any of our executive officers and any other persons pursuant to which they were appointed, respectively, as an executive officer. Each of Ms. Zech and Messrs. Bednarz, Blondy, Greene, Gronbach, Hianik and Johnson were serving as executive officers of the Company when it filed for voluntary reorganization under Chapter 11 on May 28, 2009.

ITEM 1A.	RISK FACTORS
Forward-Looking Information
Certain statements contained in this Annual Report on Form 10-K regarding Dex One’s future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans and prospects, based on information currently available to us and consequently are subject to significant risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. In evaluating forward-looking statements included in this annual report, you should specifically consider various factors, including the risks and uncertainties discussed below. These factors may cause our actual results to differ materially from those expressed in, or implied by, our forward-looking statements. All forward-looking statements attributable to us or a person speaking on our behalf are expressly qualified in their entirety by these cautionary statements. These forward-looking statements are made as of the date of this annual report and, except as required under the federal securities laws and the rules and regulations of the SEC, we assume no obligation to update or revise them or to provide reasons why actual results may differ.

Risks, trends, uncertainties and contingencies that could negatively impact our future operating results, performance, business plans or prospects include:
Risks Related to Our Financial Condition and Capital Structure
1) Our substantial debt poses various risks
We have a substantial amount of debt and significant debt service obligations. As of December 31, 2010, we had total outstanding debt of $2.7 billion. See Item 8, “Financial Statements and Supplementary Data” — Note 6, “Long-Term Debt, Credit Facilities and Notes” for detailed information on our outstanding debt. See Item 8, “Financial Statements and Supplementary Data” - Note 3, “Fresh Start Accounting” for information on debt repayments made in conjunction with our emergence from the Chapter 11 proceedings.
As a result of our debt and debt service obligations, we face various risks regarding, among other things, the following:
•	we may not be able to obtain additional financing or refinance our existing indebtedness on satisfactory terms or at all;

•	our indebtedness limits our financial flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	rising interest rates could increase the costs of servicing our debt because a majority of our debt is at variable interest rates;

•	interest and principal payments on our indebtedness reduces the cash flow available to us to fund working capital requirements, capital expenditures, acquisitions or other strategic initiatives, investments and other general corporate requirements because a substantial portion of our cash flow is needed to service our debt obligations; and

•	speculation as to our financial condition and the effect of our debt level and debt service obligations could disrupt our relationships with clients, suppliers, employees, creditors and other third parties.
Based on current financial projections, but in any event for the next 12-15 months, we expect to be able to continue to generate cash flows from operations in amounts sufficient to satisfy our interest and principal payment obligations. However, we can make no assurances that our business will generate sufficient cash flows from operations over longer periods to enable us to satisfy our interest and principal payment obligations.
2) The restrictive covenants under our debt agreements limit our operational flexibility
The agreements governing our credit facilities, including an indenture governing the Dex One Senior Subordinated Notes, contain affirmative and negative covenants. These covenants could adversely affect us by, among other things, limiting our ability to obtain funds from our subsidiaries, or to otherwise meet our capital needs. These covenants generally limit or restrict our ability, and our subsidiaries ability, to:
•	incur additional indebtedness or liens;
•	make capital expenditures and investments (including acquisitions);
•	sell assets;
•	pay dividends or otherwise make distributions;
•	make payments of certain indebtedness;
•	engage in sale and leaseback transactions, swap transactions and transactions with affiliates; and
•	modify the Dex One Senior Subordinated Notes.
The affirmative covenants require, among other things, that we meet various financial covenants, including leverage ratios and interest coverage ratios.

Our ability to comply with these covenants depends on various factors, certain of which are outside of our control. Such factors include our ability to generate sufficient revenues and cash flows from operations, our ability to reduce over time our outstanding indebtedness, and changes in interest rates. Our failure to comply with those covenants could result in our triggering a default under our credit agreements which could have an adverse effect on our business, financial condition and results of operations.
3) Our variable rate indebtedness subjects us to interest rate risk
At December 31, 2010, $2.4 billion, or approximately 89%, of our outstanding indebtedness bore interest at variable rates. An increase in interest rates could cause our debt service obligations to increase significantly. The Company has entered into fixed interest rate swap agreements and interest rate cap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt. However, we cannot provide assurances that such agreements will be effective in managing our exposure to rising interest rates. See Item 8, “Financial Statements and Supplementary Data” — Note 6, “Long-Term Debt, Credit Facilities and Notes” for a detailed discussion of the interest rates applicable to borrowings under our credit facilities and Item 8, “Financial Statements and Supplementary Data” — Note 7, “Derivative Financial Instruments” for information on our interest rate swap agreements and interest rate cap agreements.
Risks Related to Our Business
1) The ongoing weak economic conditions could adversely affect our business
As a result of the ongoing weak economic conditions, we have continued to experience lower advertising sales during 2010 primarily as a result of declines in new and recurring business, including both renewal and incremental sales to existing clients, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search. We currently expect these weak economic conditions to continue throughout 2011. Consequently, prolonged weak economic conditions could have an adverse effect on our business, financial condition and results of operations.
2) Some of our competitors are larger than we are and have greater financial and other resources
The local search industry in which we operate is highly competitive and fragmented. We compete with other print and online yellow pages directory publishers, as well as other types of media including direct mail, search engines, local search sites, advertising networks, and emerging technologies. In nearly all of our markets, we compete with one or more traditional print yellow pages directory publishers, including independent publishers such as Yellowbook, White Directory Publishing, Inc., and Phone Directories Company, and in some markets, we compete with other incumbent publishers such as SuperMedia and AT&T. Most major yellow pages directory publishers offer print and online directories as well as online search products. We compete with these publishers based on price, discounting, quality, features, usage leadership and distribution. Our competitors’ approaches to pricing and discounting may affect our pricing strategies and our future revenues. Among our highest spending category of customers, we also compete with television, newspaper and radio, which tend to charge more for similar coverage. Some of our competitors are larger than we are and have greater financial and technological resources than we have and may be able to commit more resources or otherwise devote more capital to their business, thus limiting our ability to compete effectively with these entities.
3) Competition from emerging online technologies could adversely affect our business
We also face increased competition from online technologies as such technologies have improved, offering a diverse set of advertising alternatives for small businesses. We consider our primary online competition to be the major search engines, such as Google, Yahoo!, BING and others. Additionally, we compete with a growing number of online local shopping-related competitors including industry specific online verticals, such as FindLaw.com and ServiceMagic.com, user-generated content sites such as Yelp and Kudzu, and search engine intermediaries such as ReachLocal and Yodle. We also compete with a number of well known online map websites such as MapQuest®, Rand McNally® and Google Maps. Most of these companies operate on a national scale, competing for consumer and business users across our entire region and actively solicit clients in many of our markets. We may not be able to compete effectively with these online competitors, some of which may have greater resources than we do. Our Internet strategy and our business may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively reach small local businesses for local commercial search services.

Our enhanced distribution arrangements have involved, and will likely continue to involve, cooperating with other local media companies with whom we also compete, particularly with respect to online local search. Our reliance on these cooperation arrangements may also provide an unintended competitive advantage to some of our competitors by (a) promoting the products and services of those competitors and (b) establishing, building and reinforcing an indirect relationship between our clients and those competitors, which could facilitate those competitors entering into direct relationships with our clients without our involvement. Material loss of clients would have a material adverse effect on our business, financial condition and results of operations.
4) The changing market position of telephone utilities could adversely affect our business
The market position of telephone utilities, including Qwest, CenturyLink and AT&T, may erode over time. As a result, it is possible that Qwest, CenturyLink and AT&T, or their successors, may not remain the primary local telephone service provider in their local service areas. If Qwest, CenturyLink or AT&T, or their successors, were no longer the primary local telephone service provider in any particular local service area, our license to be the exclusive publisher in that market may decline in value and adversely affect our business, financial condition and results of operations.
5) The termination or modification of one or more material Internet search engine, local search or portal agreements could adversely affect our business
Our ability to provide enhanced distribution arrangements, including Internet marketing solutions to our clients is dependent upon relationships with major Internet search companies and local media companies. If we are unable to maintain these relationships or are unable to renew material portal agreements or if the level of service provided by these search companies changes, it could adversely impact the performance of our business.
6) The continuing decline in the use of print yellow pages could adversely affect our business
Over the past several years, overall references to print yellow pages directories in the United States have continued to decline while the usage of Internet-based directory products has increased rapidly. We believe this decline has been influenced by increasing consumer usage of a variety of digital information services, including search engines, online directories, social networks, industry-specific websites, and mobile applications. We believe that over the next several years, references to print yellow pages directories will continue to decline as users increasingly turn to digital and other interactive media delivery devices for local commercial search information. These trends have, in part, resulted in advertising sales declining in 2010, and we expect these trends to continue in 2011.
Any decline in usage could:
•	impair our ability to maintain or increase our advertising prices;
•	cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases; and
•	discourage businesses that do not presently purchase advertising in our yellow pages directories from doing so in the future.
Although we believe that any decline in the usage of our printed directories will be offset in part by an increase in usage of our Internet-based directories and distribution partnerships, we cannot provide any assurances that such usage will result in additional revenue or profits. Any of the factors that may contribute to a decline in usage of our print directories, or a combination of them, could adversely affect our business, financial condition or results of operations.

7) New technologies could adversely affect our business
The directory advertising industry is subject to changes arising from developments in technology, including information distribution methods and users’ technological preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our products and services. National search companies such as Google and Yahoo! are focusing and placing a high priority on local commercial search initiatives. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services, to negotiate satisfactory strategic arrangements with national search companies and utilize new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices. We may not be able to develop and market new products. In addition, if we fail to anticipate or respond adequately to changes in technology and user preferences or are unable to finance the capital expenditures necessary to respond to such changes, it could adversely affect our business, financial condition or results of operations.
8) We could recognize impairment charges for our intangible assets or goodwill
At December 31, 2010, the net carrying value of our goodwill and intangible assets totaled $801.1 million and $2,369.2 million, respectively. In the recent past, we have recognized significant goodwill and intangible asset impairment charges. We recognized a total impairment charge of $1,159.3 million during the eleven months ended December 31, 2010. The Predecessor Company recognized impairment charges of $7,337.8 million and $3,870.4 million during the years ended December 31, 2009 and 2008, respectively. These impairment charges had no impact on current or future operating cash flow, compliance with debt covenants or tax attributes. See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for additional information on these impairment charges.
If industry and local business conditions in our markets deteriorate in excess of current estimates, potentially resulting in further declines in advertising sales and operating results, and if the trading value of our debt and equity securities decline significantly, we will be required to once again assess the recoverability of goodwill in addition to our annual evaluation and recoverability and useful lives of our intangible assets and other long-lived assets. These factors, including changes to assumptions used in our impairment analysis as a result of these factors, could result in future impairment charges, a reduction of remaining useful lives associated with our intangible assets and other long-lived assets and acceleration of amortization expense.
9) Our business could be adversely affected by interruptions to our computer and IT systems
Most of our business activities rely to a significant degree on the efficient and uninterrupted operation of our computer and IT systems and those of third parties with which we have contracted. Our computer and IT systems are vulnerable to damage or interruption from a variety of sources and our disaster recovery systems may be deemed ineffective. Any failure of these systems could impair our business. This could have a material adverse effect on our business, financial condition and results of operations.
10) The bankruptcy of any of our telecommunication partners could adversely affect us
In the event that any of our telecommunications partners sought protection under U.S. bankruptcy laws, our agreements with such partners, including our rights to provide search services under those agreements, could be materially adversely impacted. In addition, our telecommunication partners may be unable in such circumstance to provide services to us under our contracts with them. Consequently, the bankruptcy of any of our telecommunication partners could have an adverse effect on our business, financial condition or results of operations.

11) Early termination of our contracts with our telecommunication partners could have an adverse effect on our business
Our commercial arrangements with Qwest, CenturyLink and AT&T have an initial term of 50 years, subject to specified automatic renewal and early termination provisions. These commercial arrangements may be terminated by our counterparty prior to their stated term under certain specified circumstances, some of which at times may be beyond our reasonable control and/or which may require extraordinary efforts or the incurrence of material excess costs on our part in order to avoid breach of the applicable agreement. It is possible that these arrangements will not remain in place for their full stated term or that we may be unable to avoid all potential breaches of or defaults under these commercial arrangements. Further, any remedy exercised by Qwest, CenturyLink or AT&T, as the case may be, under any of these arrangements could have a material adverse effect on our financial condition or results of operations. At this time, we are not aware of any information or circumstances that might give rise to a termination right by Qwest, CenturyLink and AT&T.
12) Future regulatory changes in directory publishing obligations in the Qwest and AT&T markets could have an adverse effect on our business
Pursuant to our agreements with Qwest and AT&T, we are required to discharge Qwest’s and AT&T’s regulatory obligations to publish White Pages directories in various territories. If the staff of a state public utility commission were to impose additional or changed legal requirements in any of the service territories with respect to these obligations, we would be obligated to comply with these requirements on behalf of Qwest or AT&T, even if such compliance were to increase our publishing costs. Pursuant to our publishing agreements with Qwest and AT&T, Qwest and AT&T are not obligated to reimburse us for all of our increased costs of publishing directories that satisfy Qwest’s or AT&T’s publishing obligations resulting from new governmental legal requirements. Consequently, our costs could increase which could have an adverse effect on our business, financial condition or results of operations.
13) Internet-related regulation may adversely affect our business
As the local search directories industry develops, specific laws relating to the provision of Internet services and the use of Internet and Internet-related applications may become relevant. Regulation of the Internet and Internet-related services is itself still developing both formally by, for instance, statutory regulation, and also less formally by, for instance, industry self regulation. If our regulatory environment becomes more restrictive, including by increased Internet regulation, it could adversely affect our business, financial condition or results of operations.
14) Environmental regulations could adversely affect our business
Our operations, as well as the properties owned and leased for our business, are subject to stringent laws and regulations relating to environmental protection. The failure to comply with applicable environmental laws, regulations or permit requirements, or the imposition of liability related to waste disposal or other matters arising under these laws, could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury or requirements to clean up property or other remedial actions. Some of these laws provide for “strict liability,” which can render a party liable for environmental or natural resource damage without regard to negligence or fault on the part of the party.
15) Other governmental regulation could adversely affect our business
In addition, new laws and regulations (including, for example, limiting distribution of print directories), new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures or could lead to us suffering declines in revenues. For example, “opt out” and “opt in” legislation has been proposed in certain states where we operate that would either (i) allow consumers to opt out of the delivery of print yellow pages or (ii) prevent us from delivery until consumers who preferred delivery of print yellow pages affirmatively elected to receive the print directory. Although to date, this proposed legislation has not been signed into law in any of the states where we operate, we cannot assure you that similar legislation will not be passed in the future. If such legislation were to become effective, it could have a material adverse effect on the use of our products and, ultimately, our revenues. If different forms of this type of legislation are adopted in multiple jurisdictions, it could also materially increase our operating costs in order to comply. We are adopting voluntary measures to permit consumers to share with us their preferences with respect to the delivery of our various print and digital products.

If a large number of consumers advise us that they do not desire delivery of our products, the usage of our products and, ultimately our revenues, could materially decline, which may have an adverse effect on our business, financial condition and results of operations.
Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, there could be a material adverse effect on our business, financial condition and results of operations.
16) Our reliance on, and extension of credit to, local businesses could adversely affect our business
Approximately 85% of our advertising revenues are derived from the sale of our marketing solutions to local businesses. In the ordinary course of our yellow pages publishing business, we extend credit to these clients in the form of a trade receivable for advertising purchases. Local businesses, however, tend to have fewer financial resources and higher failure rates than large businesses, especially during a downturn in the general economy. The proliferation of very large retail stores may continue to adversely affect local businesses. We believe these limitations are significant contributing factors to having clients in any given year not renew their advertising in the following year. If clients fail to pay within specified credit terms, we may cancel their advertising in future directories, which could further impact our ability to collect past due amounts as well as adversely impact our advertising sales and revenue trends. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to local businesses in the form of a trade receivable.
17) Our dependence on third-party providers of printing, distribution, delivery and IT services could adversely affect our business, financial condition or results of operations
We depend on third parties for the printing and distribution of our respective directories. We also rely on the services of an information technology (“IT”) outsource service provider for IT development and support services related to our directory publishing business. We must rely on the systems of our third-party service providers, their ability to perform key operations on our behalf in a timely manner and in accordance with agreed levels of service and their ability to attract and retain sufficient qualified personnel to perform our work. A failure in the systems of one of our third-party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel, could have a material adverse effect on our business, results of operations and financial condition.
Because of the large print volume and specialized binding of directories, only a limited number of companies are capable of servicing our printing needs. Accordingly, the inability or unwillingness of our third party service providers, as the case may be, to provide printing services on acceptable terms or at all or any deterioration in our relationships with them could have a material adverse effect on our business.
The physical delivery of directories is facilitated through several outsourcing relationships. Delivery methods utilized to distribute directories to consumers are selected based on factors such as cost, quality, geography and market need. Primary delivery methods include U.S. Postal Service and hand delivery. We have contracts with two companies for the distribution of our directories. Although these contracts are scheduled to expire at various times from May 2012 through May 2013, any of these vendors may terminate its contract with us upon 120 days’ written notice. Only a limited number of companies are capable of servicing our delivery needs. Accordingly, the inability or unwillingness of our current vendors to provide delivery services on acceptable terms, or at all, could have a material adverse effect on our business.
If we were to lose the services of the IT outsource service provider, we would be required either to hire sufficient staff to perform these IT development and support services in-house or to find an alternative service provider. In the event we were required to perform any of the services that we currently outsource, it is possible that we would not be able to perform them on a cost-effective basis. There are a limited number of alternative third-party service providers, if any.

18) The sale of advertising to national accounts is coordinated by third parties that we do not control, the performance and financial stability of which could adversely affect our business
Approximately 15% of our revenue is derived from the sale of advertising to national or large regional companies, such as rental car companies, automobile repair shops and pizza delivery businesses, that purchase advertising in several of our directories. Substantially all of the revenue derived from national accounts is serviced through CMRs from which we accept orders. CMRs are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. As a result, our relationship with these national clients depends significantly on the performance and financial stability of these third party CMRs that we do not control.
Although we believe that our respective relationships with these CMRs have been mutually beneficial, if some or all of the CMRs with which we have established relationships were unable or unwilling to do business with us on acceptable terms or at all, such inability or unwillingness could have a material adverse effect on our business. In addition, any decline in the performance of CMRs with which we do business could harm our ability to generate revenue from our national accounts and could materially adversely affect our business. We also act as a CMR directly placing certain national advertising in competition with these CMRs. It is possible that our status as a competitor of CMRs could adversely impact our relationships with CMRs or expose us to possible legal claims from CMRs. In light of the overall downturn in the economy, we may be adversely impacted by credit risk with CMRs from which we accept orders and credit risk that CMR’s face with their clients. We cannot assure you that this credit risk will not have a significant impact on our financial condition or results of operations in the future. During the fourth quarter of 2010, our bad debt provision was negatively impacted by delinquent balances associated with a CMR.
19) Work stoppages or increased unionization among our work force could adversely affect our business, financial condition or results of operations
Approximately 1,000 of our Dex Media employees are represented by labor unions covered by two collective bargaining agreements with Dex Media. In addition, some of our key suppliers’ employees are represented by unions. The unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”), which represents approximately 400 of the unionized workforce, or the Communication Workers of America (“CWA”), which represents approximately 600 of the unionized workforce. Dex Media’s collective bargaining agreement with the IBEW expires in May 2012 and Dex Media’s collective bargaining agreement with the CWA expires in September 2012. If our unionized workers, or those of our key suppliers, were to engage in a strike, work stoppage or other slowdown in the future, our business could experience a significant disruption of operations and an increase in operating costs, which could have a material adverse effect on our business.
20) Turnover among our sales force or key management could adversely affect our business
The success of our business is dependent on the leadership of our key personnel. The loss of a significant number of experienced key personnel could adversely affect our results of operations, financial condition and liquidity. Our success also depends on our ability to identify, hire, train and retain qualified sales personnel in each of the regions in which we operate. We currently expend significant resources and management time in identifying and training our local marketing consultants and sales managers. Our ability to attract and retain qualified sales personnel will depend, however, on numerous factors, including factors outside our control, such as conditions in the local employment markets in which we operate.
Furthermore, our success depends on the continued services of key personnel, including our experienced senior management team as well as our regional sales management personnel. If we fail to retain the necessary key personnel, our results of operations, financial conditions and liquidity, could be adversely affected.

21) The loss of important intellectual property rights could adversely affect our business, financial condition or results of operations
Some trademarks and related names, marks and logos such as “Dex One®,” “Dex®,” “Qwest®,’’ “CenturyLinkTM,” “AT&T Real Yellow Pages,’’ “DexKnows.com®.” “DexKnows®” and “DexNet®” and other intellectual property rights are important to our business. We rely upon a combination of patent, copyright and trademark laws as well as contractual arrangements, including licensing agreements, particularly with respect to Qwest, CenturyLink and AT&T markets, to establish and protect our intellectual property rights. We are required from time to time to bring lawsuits against third parties to protect our intellectual property rights. Similarly, from time to time, we are party to proceedings whereby third parties challenge our rights. We cannot be sure that any lawsuits or other actions brought by us will be successful or that we will not be found to infringe the intellectual property rights of third parties. As the Internet grows, it may prove more onerous to protect our trademarks and domain names, including DexKnows.com, from domain name infringement or to prevent others from using Internet domain names that associate their business with ours. Although we are not aware of any material infringements of any trademark rights that are significant to our business, any lawsuits, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, the loss of important intellectual property rights could have a material adverse effect upon our business, financial condition and results of operations.
22) Legal proceedings could adversely affect our business, financial condition or results of operation
From time to time, we are parties to civil litigation including regulatory and other proceedings with governmental authorities and administrative agencies. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our operating results or financial condition as well as our ability to conduct our businesses as they are presently being conducted. See Item 3, “Legal Proceedings.”
23) Fluctuations in the price and availability of paper could adversely affect our business, financial condition or results of operation
Our principal raw material is paper and we use recycled material. It is one of our largest cost items, representing approximately 4.0% of net revenue for the eleven months ended December 31, 2010.
We cannot assure you that we will be able to renegotiate our paper contracts in the future or renegotiate without an increase to the fixed pricing currently agreed upon in the contracts. Changes in the supply of, or demand for, paper could affect market prices or delivery times. We do not engage in hedging activities to limit our exposure to increases in paper prices. In the future, the price of paper may fluctuate significantly due to changes in supply and demand. We cannot assure you that we will have access to paper in the necessary amounts or at reasonable prices or that any increases in paper costs would not have a material adverse effect on our business, results of operations or financial condition especially in light of our projected continuing decline in advertising sales.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table details the location and general character of the material properties used by the Company to conduct its business as of February 1, 2011:

	Approximate Square
Property Location	Footage	Purpose	Lease Expiration
Lone Tree, CO (1)	143,000	Sales and Administration	2012
Cary, NC	105,000	Corporate Headquarters	2015
Englewood, CO (1)	66,000	Sales and Operations	2011
Morrisville, NC (1)(2)	56,000	Operations and Information Technology	2015
Maple Grove, MN (1)	42,000	Sales and Operations	2014
Bellevue, WA (1)	38,000	Sales and Operations	2012
Overland Park, KS (1)(2)	35,000	Sales and Operations	2012
Chicago, IL (2)	34,000	Sales and Operations	2013
Santa Monica, CA (3)	29,000	Digital Sales and Operations	2011
Beaverton, OR (1)	27,000	Sales and Operations	2013
Phoenix, AZ (1)	26,000	Sales and Operations	2013
Bristol, TN (2)	25,000	Sales and Operations	Owned
Murray, UT (1)	25,000	Sales and Operations	2011
Tinley Park, IL (2)	21,000	Sales and Operations	2014
Dunmore, PA (2)	20,000	Graphics Operations	2011
Lombard, IL (2)	20,000	Sales and Operations	2012

(1)	Represents facilities utilized by Dex Media, Inc., our direct wholly-owned subsidiary, and its direct and indirect subsidiaries, to conduct their operations. Employees currently residing at the Englewood, CO location will relocate to the Lone Tree, CO location upon lease expiration in 2011. We intend to negotiate a new lease at the Murray, UT location during 2011.

(2)	Represents facilities utilized by R.H. Donnelley Inc., our direct wholly-owned subsidiary, and its direct subsidiaries, to conduct their operations. We will not renew our lease at the Dunmore, PA location once it expires in 2011.

(3)	Represents facilities previously utilized by Business.com, Inc., the assets of which were sold in February 2011, and other employees involved in our interactive business. We intend to negotiate a new lease at the Santa Monica, CA location during 2011.
We also lease space for additional operations, administrative and sales offices.
We believe that these facilities are adequate for current and future operations.

ITEM 3.	LEGAL PROCEEDINGS
We are subject to various lawsuits, claims, and regulatory and administrative proceedings arising out of our business covering matters such as general commercial, governmental regulations, intellectual property, employment, tax and other actions. In the opinion of management, the ultimate resolution of these matters, including the two cases described below, will not have a material adverse effect on our results of operations, cash flows or financial position.
Beginning on October 23, 2009, a series of putative securities class action lawsuits were commenced in the United States District Court for the District of Delaware on behalf of all persons who purchased or otherwise acquired our publicly traded securities between July 26, 2007 and the time we filed for bankruptcy on May 28, 2009, alleging that certain of our officers issued false and misleading statements regarding our business and financial condition and seeking damages and equitable relief. On August 19, 2010, an amended consolidated class action complaint was filed as the operative securities class action complaint (the “Securities Class Action Complaint”). The Securities Class Action Complaint extends the class to include all persons who purchased or otherwise acquired our publicly traded securities between October 26, 2006 and May 28, 2009. On December 7, 2009, a putative ERISA class action lawsuit was commenced in the United States District Court for the Northern District of Illinois on behalf of certain participants in, or beneficiaries of, the R.H. Donnelley 401(k) Savings Plan at any time between July 26, 2007 and the time the lawsuit was filed and whose plan accounts included investments in R.H. Donnelley common stock. The putative ERISA class action complaint contains allegations against certain current and former directors, officers and employees similar to those set forth in the Securities Class Action Complaint as well as allegations of breaches of fiduciary duties under ERISA and seeks damages and equitable relief. We believe the allegations set forth in both of these lawsuits are without merit and we are vigorously defending the suits.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant’s Common Equity and Related Stockholder Matters
Dex One’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DEXO.” RHD’s common stock was traded over-the-counter on the Pink Sheets under the symbol “RHDC” from January 2, 2009 through October 21, 2009. From October 22, 2009 through the Effective Date, RHD’s common stock was traded over-the-counter on the Pink Sheets under the symbol “RHDCQ.” Prior to January 2, 2009, RHD’s common stock traded on the NYSE under the symbol “RHD.” The tables below indicate the high and low sales price by quarter of Dex One’s common stock from February 1, 2010, the date of initial trading on the NYSE, through December 31, 2010 and RHD’s common stock from January 1, 2010 through the Effective Date and for 2009.

	2010
	High	Low
1st Quarter
RHD: January 1, 2010 — January 29, 2010	$0.01	$0.01
Dex One: February 1, 2010 — March 31, 2010	$35.00	$25.71
2nd Quarter	$30.89	$17.60
3rd Quarter	$19.72	$8.35
4th Quarter	$12.42	$4.46

	2009
	High	Low
1st Quarter	$0.37	$0.07
2nd Quarter	$0.31	$0.04
3rd Quarter	$0.09	$0.04
4th Quarter	$0.05	$0.01
Upon emergence from Chapter 11 and pursuant to the Plan, all of the issued and outstanding shares of RHD common stock and any other outstanding equity securities of RHD including all stock options, stock appreciation rights and restricted stock, were cancelled. On the Effective Date, Dex One issued an aggregate amount of 50,000,001 shares of new common stock, par value $.001 per share.
On February 1, 2011, there was one registered holder of record of Dex One’s common stock. On February 1, 2011, the closing bid or ask market price of Dex One’s common stock was $5.79.
No shares of Dex One common stock were repurchased and Dex One did not pay any common stock dividends from February 1, 2010 through December 31, 2010. No shares of RHD common stock were repurchased and RHD did not pay any common stock dividends from January 1, 2010 through the Effective Date or during the year ended December 31, 2009.
Our various debt instruments contain financial restrictions that place limitations on our ability to pay dividends in the future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information regarding these instruments and agreements and relevant limitations thereunder.

Equity Compensation Plan Information
On the Effective Date, the Company’s Board of Directors ratified the Dex One Equity Incentive Plan (“EIP”), which was previously approved as part of the Confirmation Order. Under the EIP, certain employees and non-employee directors of the Company are eligible to receive stock options, stock appreciation rights (“SARs”), limited stock appreciation rights in tandem with stock options, restricted stock and restricted stock units. Under the EIP, 5.6 million shares of our common stock were authorized for grant. To the extent that shares of our common stock are not issued or delivered by reason of (i) the expiration, termination, cancellation or forfeiture of such award, with certain exceptions, or (ii) the settlement of such award in cash, then such shares of our common stock shall again be available under the EIP. Stock awards will typically be granted at the market value of our common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to four years from the date of grant, and may be exercised up to a maximum of ten years from the date of grant. The Company’s Compensation & Benefits Committee determines termination, vesting and other relevant provisions at the date of the grant.
As previously noted, upon emergence from Chapter 11 and pursuant to the Plan, all outstanding equity securities of RHD including all stock options, SARs and restricted stock, were cancelled.
The following table sets forth securities outstanding under existing equity compensation plans, as well as securities remaining available for future issuance under those plans, in each case as of December 31, 2010.
Equity Compensation Plan Information

(c)
Number of
Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to Be	(b)	Under Equity
	Issued Upon	Weighted-average	Compensation Plans
	Exercise of	Exercise Price of	(excluding
	Outstanding	Outstanding	securities
	Options, Warrants	Options, Warrants	reflected in column
Plan category	and Rights	and Rights	(a))
Equity compensation plans not approved by security holders:

EIP	865,681	$28.68	3,889,876

CEO Stock-Based Awards (1)	800,000	19.94	—

Total	1,665,681	$24.48	3,889,876

(1)	In accordance with Mr. Mockett’s employment agreement, on September 13, 2010, he was awarded 200,000 shares of the Company’s common stock in the form of a restricted stock award with a grant price of $9.62 per share, which was the closing price of the Company’s common stock on September 13, 2010, that will vest ratably over three years. On September 13, 2010, he was also granted a fair market value option to purchase 200,000 shares of the Company’s common stock at an exercise price of $9.75 per share, which was the closing price of the Company’s common stock on September 3, 2010, that will vest ratably over four years, and fully vested premium priced options to purchase 600,000 shares of the Company’s common stock, a third of which shares have an exercise price of $15 per share, a third of which shares have an exercise price of $23 per share, and a third of which shares have an exercise price of $32 per share (collectively, the “CEO Stock-Based Awards”).

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data is derived from the Company’s and the Predecessor Company’s audited consolidated financial statements. The information set forth below should be read in conjunction with the audited consolidated financial statements and related notes in Item 8,“Financial Statements and Supplementary Data,” with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors.”

	Successor Company	Predecessor Company
	Eleven Months	One Month Ended
(in thousands, except share and per	Ended December 31,	January 31,	Years Ended December 31,
share data)	2010(1)	2010 (1)	2009	2008	2007(6)	2006(7)

Statements of Operations Data:
Net revenue	$830,887	$160,372	$2,202,447	$2,616,811	$2,680,299	$1,899,297
Impairment charges (2)	(1,159,266)	—	(7,337,775)	(3,870,409)	(20,000)	—
Operating income (loss)	(1,294,256)	64,074	(6,797,503)	(3,005,717)	904,966	442,826
Gain (loss) on debt transactions, net (3)	—	—	—	265,166	(26,321)	—
Reorganization items, net (4)	—	7,793,132	(94,768)	—	—	—
Net income (loss)	(923,592)	6,920,009	(6,453,293)	(2,298,327)	46,859	(237,704)
Preferred dividend	—	—	—	—	—	1,974
Gain on repurchase of preferred stock(5)	—	—	—	—	—	(31,195)

Income (loss) available to common shareholders	$(923,592)	$6,920,009	$(6,453,293)	$(2,298,327)	$46,859	$(208,483)

Earnings (Loss) Per Share:
Basic	$(18.46)	$100.3	$(93.67)	$(33.41)	$0.66	$(3.14)
Diluted	$(18.46)	$100.2	$(93.67)	$(33.41)	$0.65	$(3.14)

Shares Used in Computing Earnings (Loss) Per Share:
Basic	50,020	69,013	68,896	68,793	70,932	66,448
Diluted	50,020	69,052	68,896	68,793	71,963	66,448

Balance Sheet Data:
Total assets (8)	$4,488,848	$5,913,482	$4,498,794	$11,880,709	$16,089,093	$16,147,468
Long-term debt, including current maturities (8)	2,737,221	3,264,578	3,554,776	9,622,256	10,175,649	10,403,152
Liabilities subject to compromise (8)	—	—	6,352,813	—	—	—
Shareholders’ equity (deficit) (8)	525,916	1,450,784	(6,919,048)	(493,375)	1,822,736	1,820,756

(1)	As a result of our emergence from Chapter 11 on the Effective Date, financial information for Dex One is presented as of and for the eleven months ended December 31, 2010. Financial information for the Predecessor Company is presented as of and for the one month ended January 31, 2010. See Item 8, “Financial Statements and Supplementary Data” — Note 3, “Fresh Start Accounting” for information on how the Company determined a fresh start reporting date of February 1, 2010 and for a presentation of the impact of emergence from reorganization and fresh start accounting on our financial position, results of operations and cash flows.

(2)	We recognized a non-goodwill intangible asset impairment charge associated with trade names and trademarks, technology, local customer relationships and other from our former Business.com reporting unit of $21.6 million and a goodwill impairment charge of $1,137.6 million, for a total impairment charge of $1,159.3 million during the eleven months ended December 31, 2010.

The Predecessor Company recognized a non-goodwill intangible asset impairment charge of $7,337.8 million during the year ended December 31, 2009 associated with directory services agreements, advertiser relationships, third party contracts and network platforms acquired in prior acquisitions.

The Predecessor Company recognized a goodwill impairment charge of $3,123.8 million and non-goodwill intangible asset and other long-lived asset impairment charges totaling $746.6 million associated with local and national customer relationships and tradenames and technology acquired in prior acquisitions, for a total impairment charge of $3,870.4 million during the year ended December 31, 2008.

During the year ended December 31, 2007, the Predecessor Company recorded a non-goodwill intangible asset impairment charge of $20.0 million associated with the tradenames acquired in a prior acquisition.

See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for additional information on these impairment charges.

(3)	As a result of financing activities conducted during 2008, the Predecessor Company reduced its outstanding debt by $410.0 million and recorded a gain of $265.2 million during the year ended December 31, 2008. See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Gain on Debt Transactions, Net” for further discussion.

During the year ended December 31, 2007, the Predecessor Company recorded a loss on debt transactions of $26.3 million resulting from tender and redemption premium payments of $71.7 million and the write-off of unamortized deferred financing costs of $16.8 million associated with refinancing transactions conducted during the fourth quarter of 2007, offset by the accelerated amortization of the fair value adjustment directly attributable to the redemption of Dex Media East LLC’s outstanding 9.875% senior notes and 12.125% senior subordinated notes on November 26, 2007 of $62.2 million, which was accounted for as an extinguishment of debt.

(4)	Reorganization items directly associated with the process of reorganizing the business under Chapter 11 have been recorded on a separate line item on the consolidated statement of operations. The Predecessor Company recorded $7.8 billion of net reorganization items during the one month ended January 31, 2010 comprised of a $4.5 billion gain on reorganization / settlement of liabilities subject to compromise and fresh start accounting adjustments of $3.3 billion. For the year ended December 31, 2009, the Predecessor Company recorded $94.8 million of net reorganization items. See Item 8, “Financial Statements and Supplementary Data” — Note 4, “Reorganization Items, Net and Liabilities Subject to Compromise” for further discussion.

(5)	In conjunction with the Predecessor Company’s repurchase of its preferred stock during 2006, the Predecessor Company reversed the previously recorded beneficial conversion feature related to these shares and recorded a decrease to loss available to common shareholders on the consolidated statement of operations of $31.2 million for the year ended December 31, 2006.

(6)	Financial data for the year ended December 31, 2007 includes the results of Business.com commencing August 23, 2007.

(7)	Financial data for the year ended December 31, 2006 includes the results of Dex Media commencing February 1, 2006. Net revenue, operating income, net loss and loss available to common shareholders reflect purchase accounting adjustments that precluded the recognition of revenue and certain expenses associated with directories published by Dex Media prior to and in the month of the Dex Media merger.

(8)	The significant decline in total assets and shareholders’ deficit as of December 31, 2009 and 2008 is a direct result of the impairment charges noted above. The significant decline in long-term debt, including current maturities, at December 31, 2009 is a direct result of the Notes in Default, which were reclassed to liabilities subject to compromise on the consolidated balance sheet at December 31, 2009. See Item 8, “Financial Statements and Supplementary Data” — Note 3, “Fresh Start Accounting” and Note 4, “Reorganization Items, Net and Liabilities Subject to Compromise” for additional information as well as items included in liabilities subject to compromise on the consolidated balance sheet at December 31, 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in Item 8, “Financial Statements and Supplementary Data.” Unless otherwise indicated or as the context may otherwise indicate, the terms “Dex One,” “Successor Company,” “Company,” “Parent Company,” “we,” “us” and “our” refer to Dex One Corporation and its direct and indirect wholly-owned subsidiaries subsequent to the Effective Date, which is defined below. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of Dex One as of and for the eleven months ended December 31, 2010.
Dex One became the successor registrant to R.H. Donnelley Corporation (“RHD” “Predecessor Company,” “we,” “us” and “our” for operations prior to January 29, 2010, the “Effective Date”) upon emergence from Chapter 11 proceedings under Title 11 of the United States Code (“Chapter 11”) on the Effective Date. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of RHD as of and for the one month ended January 31, 2010 and for each of the years in the two year period ended December 31, 2009.
See Item 8, “Financial Statements and Supplementary Data” — Note 1, “Business and Basis of Presentation” for detailed information on the following matters associated with the Chapter 11 proceedings:
•	The Predecessor Company’s filing of voluntary positions in Chapter 11;

•	The confirmed Joint Plan of Reorganization (the “Plan”) and our emergence from the Chapter 11 proceedings;

•	Restructuring conducted in connection with our emergence from the Chapter 11 proceedings;

•	Consummation of the Plan;

•	Impact on long-term debt upon emergence from the Chapter 11 proceedings; and

•	Accounting matters resulting from the Chapter 11 proceedings.
Recent Trends and Developments Related to Our Business
Results of Operations
As discussed in “Results of Operations” below, we have been experiencing lower advertising sales primarily as a result of declines in new and recurring business, including both renewal and incremental sales to existing advertisers, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search. This was evidenced by the continued decline in our net revenues and cash flows for the year ended December 31, 2010 as compared to the prior year, apart from the impact on net revenues as a result of fresh start accounting which is discussed below.
The Company currently projects that these challenging conditions will continue for the foreseeable future, and, as such, our advertising sales, operating results, cash flow and liquidity will continue to be adversely impacted. Therefore, the Company’s historical operating results will not be indicative of future operating performance, although our long-term financial forecast currently anticipates a gradual improvement in local business conditions in our clients’ markets commencing in the second half of 2011.
As more fully described below in “Results of Operations — Net Revenues,” our method of recognizing revenue under the deferral and amortization method results in delayed recognition of advertising sales whereby recognized revenues reflect the amortization of advertising sales consummated in prior periods as well as advertising sales consummated in the current period. Accordingly, the Company’s projected decline in advertising sales will result in a decline in revenue recognized in future periods. In addition, improvements in local business conditions that are anticipated in our long-term financial forecast noted above will not have a significant immediate impact on our revenues.

Our Plan
As more fully described in Item 1, “Business,” we are a marketing solutions company that helps local businesses generate leads and manage their presence among consumers in the ever changing, complex and fragmented markets we serve. Our proprietary marketing solutions include our Dex published yellow pages directories, our Internet yellow pages site, DexKnows.com ® and our mobile application, Dex Mobile ®. Our digital affiliate marketing solutions are powered by our search engine marketing product, DexNet™, which extends our clients’ reach to our leading Internet and mobile partners to attract consumers searching for local products and services within our markets.
In response to the challenges noted above, we are working to improve the value we deliver to our clients by expanding the number of platforms and media through which we deliver their message to consumers. Our growing list of marketing solutions include local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, keyword and search engine optimization strategies and programs, distribution strategies, social strategies, voice search platforms and tracking and reporting. We continue to invest in our future through initiatives such as sales force automation and a client self-service system and portal. We are also training and directing our locally based marketing consultants to focus on selling the value provided to local businesses through these expanded platforms.
The Company is in the process of transitioning to a compete-and-collaborate business model, as we anticipate that affiliate provided solutions will grow at a faster rate than our proprietary solutions. In light of increasing fragmentation within the markets we serve, this model will allow us to aggregate more leads for our clients in our markets. As such, we anticipate expanding the breadth of our affiliate provided solutions to areas such as website creation, web hosting and reputation management.
As local business conditions recover in our markets, we believe these investments will help us drive future revenue.
In response to these challenges, we also continue to actively manage expenses and are considering and acting upon various initiatives and opportunities to streamline operations and reduce our cost structure. We commenced our most significant initiative during the fourth quarter of 2010 by implementing a restructuring plan that realigns internal resources to better support our base of business and ensure we have an organizational structure that is optimized to compete in a rapidly evolving marketplace. This restructuring plan, which will continue into 2011, includes headcount reductions, consolidation of responsibilities and vacating leased facilities. As a result of this restructuring plan, approximately 600 employees were notified of their termination and the Company recorded a restructuring charge of $18.6 million during the fourth quarter of 2010 related to severance. Most of the cash payments associated with this restructuring charge will be made in 2011. The Company anticipates additional charges to earnings related to severance and charges to earnings associated with vacating leased facilities in conjunction with this restructuring plan during 2011. These amounts have not been determined at this time. See Item 8, “Financial Statements and Supplementary Data” — Note 5, “Restructuring Charges” for additional information.
Liquidity and Going Concern Analysis
As more fully described below in “Liquidity and Capital Resources,” the Company’s primary sources of liquidity are existing cash on hand and cash flows generated from operations and our primary liquidity requirements are to fund operations and service our indebtedness. The Company’s projected decline in advertising sales will result in a decline in cash flows in future periods and improvements in local business conditions that are anticipated in our long-term financial forecast noted above will not have a significant impact on our cash flows. However, despite the projected decline in advertising sales and cash flows, as a result of our emergence from the Chapter 11 proceedings and the restructuring of the Predecessor Company’s outstanding debt and based on current financial projections used in our going concern analysis as of December 31, 2010, the Company expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and meet debt service requirements for the next 12-15 months.
See Item 8, “Financial Statements and Supplementary Data” — Note 3, “Fresh Start Accounting” for information and analysis on our emergence from the Chapter 11 proceedings and the impact on our financial position. The Company’s goodwill and non-goodwill intangible asset impairment charges during the eleven months ended December 31, 2010 noted below do not affect our ability to continue as a going concern, as we are permitted to exclude such charges from debt covenant evaluations.

Fresh Start Accounting
The Company adopted fresh start accounting and reporting on February 1, 2010 (“Fresh Start Reporting Date”). Our net revenues and operating results have been and will continue to be significantly impacted by our adoption of fresh start accounting on the Fresh Start Reporting Date over the twelve month period ending January 31, 2011. See “Results of Operations — Factors Affecting Comparability” below for additional information on the impact of fresh start accounting and the Company’s presentation of Combined Adjusted results.
Impairment Charges
During the second and third quarters of 2010, the Company concluded that there were indicators of impairment based upon (1) the decline in the trading value of our debt and equity securities, (2) the departure of our Chairman and Chief Executive Officer on May 28, 2010 and (3) the adverse impact local business conditions had on our current and future advertising sales, operating results and cash flows as discussed above. Therefore, in addition to our annual impairment test of goodwill, we were required to perform impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets as of September 30, 2010 and June 30, 2010, which resulted in a total impairment charge of $1,159.3 million for the eleven months ended December 31, 2010. See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for additional information.
New Chief Executive Officer and President and Departure of Former Chairman and Chief Executive Officer
On September 6, 2010, the Company’s Board of Directors (the “Board”) appointed Alfred T. Mockett as Chief Executive Officer and President of Dex One, as well as a member of the Board, effective September 13, 2010. Effective May 28, 2010, our former Chairman and Chief Executive Officer, David C. Swanson, left the Company. See Item 8, “Financial Statements and Supplementary Data” — Note 1, “Business and Basis of Presentation — New Chief Executive Officer and President” and “Business and Basis of Presentation — Departure of Former Chairman and Chief Executive Officer” for additional information.
Labor Unions
Our unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”) or the Communication Workers of America (“CWA”). Dex Media’s collective bargaining agreement with the IBEW expires in May 2012 and Dex Media’s collective bargaining agreement with the CWA expires in September 2012.
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
Healthcare Reform Legislation
During March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 were signed into law. There has been no significant impact on our financial position, results of operations or cash flows as a result of this new legislation in 2010 and we do not anticipate any significant impact in the foreseeable future.
Segment Reporting
Management reviews and analyzes its business of providing marketing solutions as one operating segment.

New Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of the nature of an entity’s credit risk associated with its financing receivables and the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The enhanced disclosure requirements provided by ASU 2010-20 are not required for short-term receivables that have maturity dates of less than one year, other than credit card receivables. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has adopted the disclosure provisions of ASU 2010-20 that are effective for interim and annual reporting periods ending on or after December 15, 2010. Excluding credit card receivables, which are immaterial to our operations, all of our financing receivables have maturity dates of less than one year. Therefore certain of the enhanced disclosure requirements of ASU 2010-20 are not applicable to the Company and have not been provided.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 to clarify existing disclosure requirements and require additional disclosure about fair value measurements. ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation presented and about inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the fair value hierarchy. The additional disclosure requirements include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about Level 3 activity of purchases, sales, issuances and settlements, which is effective for interim and annual reporting periods beginning after December 15, 2010. Effective January 1, 2010, we adopted the disclosure provisions of ASU 2010-06 that are effective for interim and annual reporting periods beginning after December 15, 2009. These disclosures are required to be provided only on a prospective basis.
In September 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which updates the current guidance pertaining to multiple-element revenue arrangements included in FASB ASC 605-25, Revenue Recognition — Multiple Element Arrangements. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. ASU 2009-13 will be effective for the Company in the annual reporting period beginning January 1, 2011. ASU 2009-13 may be applied retrospectively or prospectively and early adoption is permitted. The Company does not expect the adoption of ASU 2009-13 to have an impact on its financial position, results of operations or cash flows.
We have reviewed other accounting pronouncements that were issued as of December 31, 2010, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

Critical Accounting Estimates
The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s and the Predecessor Company’s reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or when changes in the estimate are reasonably likely to occur from period to period, and could materially impact the Company’s and the Predecessor Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting policies as of December 31, 2010 are discussed in Note 2, “Summary of Significant Accounting Policies,” of the notes to our consolidated financial statements included in Item 8 of this Annual Report. The critical estimates inherent in these accounting policies as of December 31, 2010 are discussed below. Management believes the current assumptions and other considerations used to estimate these amounts in the Company’s consolidated financial statements are appropriate.
Intangible Assets and Goodwill Valuation and Amortization
Goodwill of $2.1 billion was recorded in connection with the Company’s adoption of fresh start accounting as discussed in Item 8, “Financial Statements and Supplementary Data” — Note 3, “Fresh Start Accounting” and represented the excess of the reorganization value of Dex One over the fair value of identified tangible and intangible assets. Goodwill is not amortized but is subject to impairment testing on an annual basis as of October 31st or more frequently if indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level, which represents one level below an operating segment. As of December 31, 2010, the Company’s reporting units are R.H. Donnelley Inc. (“RHDI”), Dex Media East, Inc. (“DME Inc.”), and Dex Media West, Inc. (“DMW Inc.”).
Our intangible assets consist of (a) directory services agreements between the Company and Qwest, AT&T and CenturyLink, respectively, (b) established customer relationships resulting from prior acquisitions, (c) a non-competition agreement between the Company and Sprint and (d) trademarks and trade names and an advertising commitment resulting from a prior acquisition. The intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets.
The Company and the Predecessor Company review the carrying value of goodwill, definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. The following information, estimates and assumptions are analyzed to determine if any indicators of impairment exist:
•	Historical financial information, including revenue, profit margins, customer attrition data and price premiums enjoyed relative to competing independent publishers;

•	Long-term financial projections, including, but not limited to, revenue trends and profit margin trends;

•	Intangible asset and other long-lived asset carrying values and any changes in current and future use;

•	Trading values of our debt and equity securities;

•	Industry and economic trends; and

•	Other Company-specific and Predecessor Company-specific information.
Based upon the decline in the trading value of our debt and equity securities and the departure of our Chairman and Chief Executive Officer on May 28, 2010, among other indicators, the Company performed impairment tests of its goodwill, definite-lived intangible assets and other long-lived assets as of September 30, 2010 and June 30, 2010. As a result of these impairment tests, we recognized a non-goodwill intangible asset impairment charge associated with trade names and trademarks, technology, local customer relationships and other from our former Business.com reporting unit of $21.6 million and a goodwill impairment charge of $1,137.6 million, for a total impairment charge of $1,159.3 million during the eleven months ended December 31, 2010.

The change in the carrying amount of goodwill for the eleven months ended December 31, 2010 is as follows:

Balance at February 1, 2010.	$2,097,124
Goodwill impairment charge during the three months ended June 30, 2010	(752,340)
Goodwill impairment charge during the three months ended September 30, 2010	(385,283)
Reduction in goodwill during the three months ended December 31, 2010	(158,427)

Balance at December 31, 2010	$801,074

During the three months ended December 31, 2010, the Company recognized a reduction in goodwill of $158.4 million related to the finalization of cancellation of indebtedness income (“CODI”) and tax attribute reduction calculations required to be performed at December 31, 2010 associated with fresh start accounting.
At December 31, 2010, the net carrying value of our goodwill totaled $801.1 million and is allocated among our reporting units as follows:

Allocation of Goodwill at
Reporting Unit	December 31, 2010

RHDI	$250,518
DME Inc.	236,159
DMW Inc.	314,397

Total	$801,074

As a result of our annual impairment test of goodwill, we determined that each of our reporting unit’s fair value exceeded the carrying amount of its assets and liabilities. Therefore the second step of the goodwill impairment test was not required to be performed. The following table presents the dollar amount and percentage by which each of our reporting unit’s fair value exceeded the carrying amount of its assets and liabilities as of October 31, 2010:

Reporting Unit	$	%

RHDI	$134,848	10.8%
DME Inc.	18,479	1.9
DMW Inc.	13,202	1.2
Had our discounted cash flows used to determine the fair value of the RHDI, DME Inc. and DMW Inc. reporting units as of October 31, 2010 been lower by 12.5%, 2.5% and 1.5%, respectively, step one of the annual impairment test of goodwill would have failed at each reporting unit, requiring us to proceed with the second step of the goodwill impairment test.
As a result of filing the Chapter 11 petitions and finalizing an extensive analysis associated with our emergence from Chapter 11, the Predecessor Company performed impairment tests of its definite-lived intangible assets and other long-lived assets during 2009. As a result of these impairment tests, the Predecessor Company recognized a non-goodwill intangible asset impairment charge of $7,337.8 million during the year ended December 31, 2009 associated with directory services agreements, advertiser relationships, third party contracts and network platforms acquired in prior acquisitions.
As a result of the decline in the trading value of the Predecessor Company’s debt and equity securities and the decline in operating results, the Predecessor Company performed impairment tests of its goodwill, definite-lived intangible assets and other long-lived assets during 2008. As a result of these impairment tests, the Predecessor Company recognized a goodwill impairment charge of $3,123.8 million for the year ended December 31, 2008. The Predecessor Company recognized a non-goodwill intangible asset impairment charge of $744.0 million during the year ended December 31, 2008 associated with the local and national customer relationships acquired in prior acquisitions. In addition, as a result of the Predecessor Company’s decision to discontinue the use of tradenames and technology acquired in a prior acquisition, the Predecessor Company recognized a non-goodwill intangible asset impairment charge of $2.2 million during the year ended December 31, 2008. Total impairment charges related to the Predecessor Company’s intangible assets, goodwill and other long-lived assets were $3,870.4 million during the year ended December 31, 2008.

See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for information on the Company’s and the Predecessor Company’s impairment testing of goodwill, definite-lived intangible assets and other long-lived assets, critical estimates, assumptions and methodologies used for the impairment testing and the impairment charges recognized during the eleven months ended December 31, 2010 and years ended December 31, 2009 and 2008. These impairment charges had no impact on current or future operating cash flow, compliance with debt covenants or tax attributes.
At December 31, 2010, the net carrying value of our intangible assets totaled $2,369.2 million. Amortization expense related to our intangible assets for the eleven months ended December 31, 2010 was $167.0 million. Amortization expense of the Predecessor Company for the one month ended January 31, 2010 and years ended December 31, 2009 and 2008 was $15.6 million, $514.6 million and $415.9 million, respectively. Had the aggregate net book value of our intangible assets at December 31, 2010 been impaired by an incremental 1%, net loss for the eleven months ended December 31, 2010 would have been adversely impacted by approximately $14.2 million.
The Company and the Predecessor Company evaluate the remaining useful lives of identifiable intangible assets and other long-lived assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible assets and other long-lived assets would be amortized prospectively over that revised remaining useful life. In conjunction with our impairment testing during the eleven months ended December 31, 2010, the Company evaluated the remaining useful lives of identifiable intangible assets and other long-lived assets by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit we have over competing independent publishers in our markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. In addition, in conjunction with our adoption of fresh start accounting and the determination of the fair value of our assets and liabilities in the first quarter of 2010, we evaluated the remaining useful lives of identifiable intangible assets and other long-lived assets by considering the factors noted above. The Company has determined that the combined weighted average useful life of our identifiable intangible assets at December 31, 2010 is 21 years. The weighted average useful lives and amortization methodology for each of our identifiable intangible assets at December 31, 2010 are shown in the following table:

Weighted Average
Intangible Asset	Useful Lives	Amortization Methodology

Directory services agreements	26 years	Income forecast method (1)
Local customer relationships	14 years	Income forecast method (1)
National customer relationships	25 years	Income forecast method (1)
Trade names and trademarks	14 years	Straight-line method
Technology, advertising commitments and other	8 years	Income forecast method (1)

(1)	These identifiable intangible assets are amortized under the income forecast method, which assumes the value derived from these intangible assets is greater in the earlier years and steadily declines over time.
Had the remaining useful lives of the intangible assets been shortened by 10%, net loss for the eleven months ended December 31, 2010 would have been adversely impacted by approximately $17.7 million.
If industry and local business conditions in our markets deteriorate in excess of current estimates, potentially resulting in further declines in advertising sales and operating results, and if the trading value of our debt and equity securities decline significantly, we will be required to once again assess the recoverability of goodwill in addition to our annual evaluation and recoverability and useful lives of our intangible assets and other long-lived assets. These factors, including changes to assumptions used in our impairment analysis as a result of these factors, could result in future impairment charges, a reduction of remaining useful lives associated with our intangible assets and other long-lived assets and acceleration of amortization expense.

Fresh Start Accounting
The Company adopted fresh start accounting and reporting on the Fresh Start Reporting Date in accordance with FASB ASC 852, Reorganizations (“FASB ASC 852”), as the holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the voting shares of the emerging entity and the reorganization value of the Company’s assets immediately before the date of confirmation was less than the post-petition liabilities and allowed claims. Under FASB ASC 852, the reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the Company immediately after restructuring. The reorganization value is allocated to the respective fair value of assets. The excess reorganization value over the fair value of identified tangible and intangible assets is recorded as goodwill. Liabilities, other than deferred taxes, are stated at present values of amounts expected to be paid.
Fair values of our assets and liabilities represented our best estimates based on independent appraisals and valuations. Where the foregoing were not available, industry data and trends or references to relevant market rates and transactions were used. These estimates and assumptions were subject to significant uncertainties beyond our reasonable control.
See Item 8, “Financial Statements and Supplementary Data” — Note 3, “Fresh Start Accounting” for a presentation of the critical estimates, assumptions and methodologies used in determining the fair values of our assets and liabilities in fresh start accounting and the impact of emergence from reorganization and fresh start accounting on our financial position, results of operations and cash flows.
Liabilities Subject to Compromise
Liabilities subject to compromise generally refer to pre-petition obligations, secured or unsecured, that may be impaired by a plan of reorganization. FASB ASC 852 requires such liabilities, including those that became known after filing the Chapter 11 petitions, be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the estimated amount expected to be resolved on known or potential claims through the Chapter 11 process, and remain subject to future adjustments from negotiated settlements, actions of the Bankruptcy Court and non-acceptance of certain executory contracts and unexpired leases. Liabilities subject to compromise also includes items that may be assumed under the plan of reorganization, and may be subsequently reclassified to liabilities not subject to compromise. The Predecessor Company classified $6.1 billion of its senior notes, senior discount notes and senior subordinated notes (collectively the “Notes in Default”) as liabilities subject to compromise at December 31, 2009. Liabilities subject to compromise also included certain pre-petition liabilities including accrued interest, accounts payable and accrued liabilities, tax related liabilities and lease related liabilities. During the bankruptcy process, the likelihood of settlement and potential settlement outcomes was considered in evaluating whether potential obligations were probable and estimable as of the end of each reporting period.
Pre-petition obligations were evaluated to determine whether a potential liability was probable. If probable, an assessment, based on all information then available, was made of whether the potential liability was estimable. A liability was recorded when it was both probable and estimable. The estimates used to determine amounts reported as liabilities subject to compromise reflected our best estimates, but they involved uncertainties based on certain conditions generally outside the control of the Predecessor Company, and in most instances, in the control of the Bankruptcy Court. As a result, if other estimates had been used, material amounts presented as liabilities subject to compromise on the Predecessor Company’s consolidated balance sheet at December 31, 2009 may have been presented as liabilities not subject to compromise. The reclass of these amounts could also have impacted amounts reported as reorganization items, net on the consolidated statement of operations for the year ended December 31, 2009 and one month ended January 31, 2010.
See Item 8, “Financial Statements and Supplementary Data” — Note 3, “Fresh Start Accounting” and Note 4, “Reorganization Items, Net and Liabilities Subject to Compromise” for additional information on amounts presented as liabilities subject to compromise.

Income Taxes
The Company and the Predecessor Company account for income taxes under the asset and liability method in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”). Deferred income tax liabilities and assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred income tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized.
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
See Item 8, “Financial Statements and Supplementary Data” — Note 8, “Income Taxes,” for more information regarding the Company’s and the Predecessor Company’s (provision) benefit for income taxes.
In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. The Company and the Predecessor Company recognize potential liabilities for anticipated tax audit issues based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although the Company and the Predecessor Company believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.
As part of the Company’s and the Predecessor Company’s financial reporting process, we must assess the likelihood that our deferred income tax assets can be recovered. Unless recovery is more likely than not, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred income tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred income tax liabilities that can be used to absorb deferred income tax assets and taxable income in future years. The Company’s and the Predecessor Company’s judgment regarding future taxable income may change due to future market conditions, changes in U.S. tax laws and other factors. These changes, if any, may require material adjustments to these deferred income tax assets and an accompanying reduction or increase in net income (loss) in the period when such determinations are made.
In addition, the Company and the Predecessor Company operate within multiple taxing jurisdictions and we are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. The Company and the Predecessor Company maintain a liability for the estimate of potential income tax exposure and in our opinion adequate provision for income taxes has been made for all years.
Allowance for Doubtful Accounts and Sales Claims
The Company and the Predecessor Company record revenue net of an allowance for sales claims. In addition, the Company and the Predecessor Company record a provision for bad debts. The provision for bad debts and allowance for sales claims are estimated based on historical experience. The Company and the Predecessor Company also evaluate the current condition of client balances, bankruptcy filings, any change in credit policy, historical charge-off patterns, recovery rates and other data when determining an allowance for doubtful accounts reserve. The Company and the Predecessor Company review these estimates periodically to assess whether additional adjustment is needed based on economic events or other circumstances, including actual experience at the end of the billing and collection cycle. The Company and the Predecessor Company believe that the allowance for doubtful accounts and sales claims is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the factors noted above or in the overall economy could materially change these expectations. The provisions for sales claims and doubtful accounts are estimated based on a percentage of revenue. Accordingly, an additional 1% change in either of these allowance percentages would have impacted net loss for the eleven months ended December 31, 2010 by approximately $5.0 million.

Pension Benefits
The Company’s and the Predecessor Company’s pension plan obligations and related assets of the defined benefit pension plans are presented in Item 8, “Financial Statements and Supplementary Data” — Note 10, “Benefit Plans.” Plan assets consist primarily of marketable equity and debt instruments and are valued using market quotations. The determination of plan obligations and annual pension expense requires management to make a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the long-term expected return on plan assets. For the eleven months ended December 31, 2010, the Company utilized an outsource provider’s yield curve to determine the appropriate discount rate for each of the defined benefit pension plans based on the individual plans’ expected future cash flows. During January 2010 and the year ended December 31, 2009, the Predecessor Company utilized an outsource provider’s yield curve to determine the appropriate discount rate for the defined benefit pension plans. During the year ended December 31, 2008, the Predecessor Company utilized the Citigroup Pension Liability Index as the appropriate discount rate for its defined benefit pension plans. The Predecessor Company changed to an outsource provider’s yield curve during 2009 to better reflect the specific cash flows of these plans in determining the discount rate. Asset returns are based upon the long-term anticipated average rate of earnings expected on invested funds of the plan. Salary increase assumptions were based upon historical experience and anticipated future management actions.
At December 31, 2010, the weighted-average actuarial assumptions used in determining the Company’s net periodic benefit expense were:

		Long-Term Rate of
	Discount Rate	Return on Plan Assets
Dex One Retirement Plan	5.70%	8.00%
Dex Media Pension Plan	5.70%	8.00%
At January 31, 2010, the weighted-average actuarial assumptions used in determining the Predecessor Company’s net periodic benefit expense were:

		Long-Term Rate of
	Discount Rate	Return on Plan Assets
Dex One Retirement Plan	5.70%	8.00%
Dex Media Pension Plan	5.70%	8.00%
At December 31, 2009, the weighted-average actuarial assumptions used in determining the Predecessor Company’s net periodic benefit expense were:

	Discount Rate
	January 1, 2009-	June 1, 2009-
	May 31, 2009	December 31, 2009
Dex One Retirement Plan	5.87%	5.87%
Dex Media Pension Plan	5.87%	6.87%

	Long-Term Rate of	Rate of Increase in
	Return on Plan Assets	Future Compensation
Dex One Retirement Plan	8.00%	—
Dex Media Pension Plan	8.00%	3.66%
Net periodic pension income recognized by the Company and the Predecessor Company during the eleven months ended December 31, 2010 and one month ended January 31, 2010 were $3.5 million and $0.1 million, respectively. A 1% increase (decrease) in the discount rate would affect net income (loss) for the eleven months ended December 31, 2010 and one month ended January 31, 2010 by approximately $0.7 million and $0.1 million, respectively, and a 1% increase (decrease) in the long-term rate of return on plan assets would affect net income (loss) for the eleven months ended December 31, 2010 and one month ended January 31, 2010 by approximately $1.5 million and $0.2 million, respectively.
During the second quarter of 2010, we recognized a one-time curtailment gain of $3.8 million associated with the departure of the Company’s former Chief Executive Officer.

During 2009, the Predecessor Company froze all current defined benefit plans covering CWA and IBEW represented employees and curtailed the retiree health care and life insurance benefits covering CWA and IBEW represented employees. As a result of implementing the freeze on the defined benefit plans covering CWA and IBEW represented employees, the Predecessor Company recognized a one-time net curtailment gain of $4.2 million during the year ended December 31, 2009, which was entirely offset by losses incurred on plan assets and previously unrecognized prior service costs that had been charged to accumulated other comprehensive loss. As a result of eliminating retiree health care and life insurance benefits for CWA and IBEW represented employees, the Predecessor Company recognized a one-time curtailment gain of $52.0 million for the year ended December 31, 2009.
During 2008, the Predecessor Company froze all current defined benefit plans covering all non-union employees and curtailed the non-union retiree health care and life insurance benefits. As a result of implementing the freeze on the defined benefit plans covering non-union employees, the Predecessor Company recognized a one-time net curtailment loss of $1.6 million during the year ended December 31, 2008, consisting of a curtailment gain of $13.6 million, entirely offset by losses incurred on plan assets and recognition of previously unrecognized prior service costs that had been charged to accumulated other comprehensive loss. As a result of eliminating retiree health care and life insurance benefits for non-union employees, the Predecessor Company recognized a one-time, curtailment gain of $39.6 million for the year ended December 31, 2008.
Stock-Based Compensation
The fair value of the Company’s and the Predecessor Company’s stock options and stock appreciation rights (“SARs”) that do not have a market condition is calculated using the Black-Scholes model at the time the stock-based awards are granted. The fair value of the Company’s stock options and SARs that have a market condition is calculated using the Monte Carlo model at the time the stock-based awards are granted. The use of the Black-Scholes and Monte Carlo models require significant judgment and the use of estimates, particularly for assumptions such as expected volatility, risk-free interest rates and expected lives to value stock-based awards as well as forfeiture rates to recognize stock-based compensation expense and derived service periods for allocation of stock-based compensation expense associated with stock-based awards that have a market condition. The Company granted 2.1 million stock options and SARs and 0.2 million shares of restricted stock during the eleven months ended December 31, 2010. The Predecessor Company did not grant any stock options, SARs or restricted stock during the one month ended January 31, 2010 or year ended December 31, 2009. The Company used an estimated weighted average forfeiture rate in determining stock-based compensation expense of 8.9% during the eleven months ended December 31, 2010. The Predecessor Company used an estimated forfeiture rate in determining stock-based compensation expense of 8.0% during the first quarter of 2009 and 10.2% for the remainder of 2009 and January 2010. For the year ended December 31, 2008, the Predecessor Company utilized an estimated forfeiture rate of 8% in determining stock-based compensation expense.
The following assumptions were used in valuing stock-based awards and for recognition and allocation of stock-based compensation expense for the eleven months ended December 31, 2010 and year ended December 31, 2008:

	Successor Company	Predecessor Company
	Eleven Months Ended	Year Ended
	December 31, 2010	December 31, 2008
Expected volatility	37.3%	58.8%
Risk-free interest rate	2.6%	2.8%
Expected life	7.1 Years	5 Years
Derived service period (grants using Monte Carlo model)	3.6 Years	—
Forfeiture rate	8.9%	8.0%
Dividend yield	0%	0%
Since the Company recently emerged from bankruptcy, we do not have sufficient Company-specific historical data in order to determine certain assumptions used for valuing stock-based awards. As such, the Company utilized data from industry sources and peer and competitive company data in order to estimate the expected volatility assumption used for valuing stock-based awards during the eleven months ended December 31, 2010. The Predecessor Company estimated expected volatility based on the historical volatility of the price of its common stock over the expected life of its stock-based awards. The expected life represents the period of time that stock-based awards granted are expected to be outstanding. The Company and the Predecessor Company estimated the expected life by using the simplified method permitted by Staff Accounting Bulletin No. 110, Use of a Simplified Method in Developing Expected Term of Share Options, as these stock-based awards satisfied the “plain vanilla” criteria. The simplified method calculates the expected life as the average of the vesting and contractual terms of the award. The risk-free interest rate for both the Company and the Predecessor Company is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted by the Company and the Predecessor Company. During the eleven months ended December 31, 2010, the Company used actual voluntary turnover data during the first quarter of 2010 to estimate a weighted average forfeiture rate. The Predecessor Company used historical data to estimate a forfeiture rate for the one month ended January 31, 2010 and years ended December 31, 2009 and 2008. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. Derived service periods associated with stock-based awards that have a market condition were calculated by determining the average time until the Company’s stock price reached the given exercise price across the Monte Carlo simulations. For simulations where the stock price did not reach the exercise price, the Company has excluded such paths.
These assumptions reflect the Company’s and the Predecessor Company’s best estimates, but they involve inherent uncertainties based on certain conditions generally outside the control of the Company and the Predecessor Company. As a result, if other assumptions had been used, total stock-based compensation expense could have been materially impacted. Furthermore, if we use different assumptions for future grants, stock-based compensation expense could be materially impacted in future periods.
Upon emergence from Chapter 11 and pursuant to the Plan, all outstanding equity securities of the Predecessor Company including all stock options, SARs and restricted stock, were cancelled. See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — “Stock-Based Awards” for information regarding Dex One’s new Equity Incentive Plan (“EIP”).
Fair Value of Financial Instruments
At December 31, 2010 and 2009, the fair value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximated their carrying value based on the net short-term nature of these instruments. As discussed in Item 8, “Financial Statements and Supplementary Data” — Note 3, “Fresh Start Accounting,” all of the Company’s assets and liabilities were fair valued as of the Fresh Start Reporting Date in connection with our adoption of fresh start accounting. The Company has utilized quoted market prices, where available, to compute the fair market value of our long-term debt at December 31, 2010 as disclosed in Item 8, “Financial Statements and Supplementary Data” — Note 6, “Long-Term Debt, Credit Facilities and Notes.” These estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange. As a result of filing the Chapter 11 petitions and the Plan, the Predecessor Company does not believe that it is meaningful to present the fair market value of its long-term debt at December 31, 2009.
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

As required by FASB ASC 820, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s and the Predecessor Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company and the Predecessor Company had interest rate swaps with a notional amount of $500.0 million and $200.0 million at December 31, 2010 and 2009, respectively, that are and were measured at fair value on a recurring basis. At December 31, 2010, the Company had interest rate caps with a notional amount of $400.0 million that are measured at fair value on a recurring basis. The following table presents the Company’s and the Predecessor Company’s assets and liabilities that were measured at fair value on a recurring basis at December 31, 2010 and 2009, respectively, and the level within the fair value hierarchy in which the fair value measurements were included.

	Fair Value Measurements
	Using Significant Other Observable Inputs (Level 2)
	Successor Company	Predecessor Company
Derivatives:	December 31, 2010	December 31, 2009

Interest Rate Swap — Liabilities	$(6,365)	$(6,695)
Interest Rate Cap — Assets	$308	$—
There were no transfers of assets or liabilities into or out of Level 2 during the eleven months ended December 31, 2010, one month ended January 31, 2010 or year ended December 31, 2009. The Company has established a policy of recognizing transfers between levels in the fair value hierarchy as of the end of a reporting period. In conjunction with the classification of the Predecessor Company’s credit facilities at December 31, 2009, interest rate swap liabilities were excluded from liabilities subject to compromise on the consolidated balance sheet at December 31, 2009, as both the Predecessor Company’s credit facilities and interest rate swaps were fully collateralized and the fair value of such collateral exceeded the carrying value of the credit facilities and interest rate swaps.
Valuation Techniques — Interest Rate Swaps and Interest Rate Caps
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s and the Predecessor Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company and the Predecessor Company use prices and inputs that are current as of the measurement date.
Fair value for our derivative instruments was derived using pricing models based on a market approach. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value for each of our derivative instruments incorporate specific contract terms for valuation inputs, including effective dates, maturity dates, interest rate swap pay rates, interest rate cap rates and notional amounts, as disclosed and presented in Item 8, “Financial Statements and Supplementary Data” — Note 7, “Derivative Financial Instruments,” interest rate yield curves, and the creditworthiness of the counterparty and the Company. Counterparty credit risk and the Company’s credit risk could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. At December 31, 2010, the impact of applying counterparty credit risk in determining the fair value of our derivative instruments was an increase to our derivative instruments liability of less than $0.1 million. At December 31, 2010, the impact of applying the Company’s credit risk in determining the fair value of our derivative instruments was a decrease to our derivative instruments liability of $1.2 million.
Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for our derivative instruments. The pricing models used by the Company and the Predecessor Company are widely accepted by the financial services industry. As such and as noted above, our derivative instruments are categorized within Level 2 of the fair value hierarchy.

Fair Value Control Processes— Interest Rate Swaps and Interest Rate Caps
The Company and the Predecessor Company employ control processes to validate the fair value of its derivative instruments derived from the pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.
Benefit Plan Assets
The fair value of the assets held in the Dex One Retirement Account Master Trust (“Master Trust”) at December 31, 2010 and 2009, by asset category, is as follows:

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Using
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
	Total	(Level 1)	(Level 2)

Cash	$460	$460	$—
U.S. Government securities (a)	23,210	—	23,210
Common/collective trusts (b)	67,375	—	67,375
Corporate debt (c)	19,736	—	19,736
Corporate stock (d)	19,720	19,720	—
Registered investment companies (e)	29,860	29,860	—
Real estate investment trust (f)	338	338	—
Credit default swaps and futures (g)	1,149	—	1,149
Collective Fund — Group Trust (h)	25,479	—	25,479

Total	$187,327	$50,378	$136,949

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Using
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
	Total	(Level 1)	(Level 2)

Cash	$1,860	$1,860	$—
U.S. Government securities (a)	14,755	—	14,755
Common/collective trusts (b)	80,062	—	80,062
Corporate debt (c)	20,879	—	20,879
Corporate stock (d)	22,051	22,051	—
Registered investment companies (e)	34,036	34,036	—
Real estate investment trust (f)	198	198	—
Credit default swaps and futures (g)	394	—	394

Total	$174,235	$58,145	$116,090

(a)	This category includes investments in U.S. Government bonds, government mortgage-backed securities, index-linked government bonds, guaranteed commercial paper, short-term treasury bills and notes. Fair value for these assets is determined using a bid evaluation process of observable, market based inputs effective as of the last business day of the plan year.

(b)	This category includes investments in two common/collective funds of which 89% is invested in stocks comprising the Russell 1000 equity index and the remaining 11% is comprised of short-term investments at December 31, 2010. Fair value for these assets is determined based on the contract value, which is based on the provisions of the underlying guaranteed investment contracts.

(c)	This category includes investments in corporate bonds, commercial mortgage-backed and asset-backed securities, collateralized mortgage obligations and commercial paper. Fair value for these assets is determined using a bid evaluation process of observable, market based inputs effective as of the last business day of the plan year.

(d)	This category includes investments in small cap stocks of U. S. issuers across diverse industries. Fair value for these assets is determined using quoted market prices on a recognized securities exchange at the last reported trading price on the last business day of the plan year.

(e)	This category is comprised of two mutual funds, one fund that invests in value-oriented international stocks across diverse industries and one that invests in intermediate term fixed income instruments such as treasuries and high grade corporate bonds. Fair value for these assets is determined using quoted market prices on a recognized securities exchange at the last reported trading price on the last business day of the plan year.

(f)	This category is comprised of a healthcare real estate investment trust. Fair value for these assets is determined based on traded market prices.

(g)	This category includes investments in a combination of 5, 10 and 30 year U.S. Treasury notes and bond futures and credit default swaps. Fair value for these assets is determined based on either settlement prices, prices on a recognized securities exchange or a mid/bid evaluation process using observable, market based inputs.

(h)	This category includes investments in passively managed funds composed of international stocks across diverse industries. Fair value for these assets is calculated based upon a compilation of observable market information.
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
See Item 8, “Financial Statements and Supplementary Data” — Note 10, “Benefit Plans,” for further information regarding our benefit plans.
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
We have provided a U.S. GAAP analysis of the Company’s results of operations for the eleven months ended December 31, 2010 and the Predecessor Company’s results of operations for the one month ended January 31, 2010 below. This GAAP analysis includes a discussion of results for the individual reporting periods, however does not provide a comparison of the individual reporting periods to the respective prior year reporting periods due to the reasons discussed above.
As a result of the deferral and amortization method of revenue recognition, recognized gross advertising revenues reflect the amortization of advertising sales consummated in prior periods as well as in the current period. The adoption of fresh start accounting has a significant impact on the financial position and results of operations of the Company commencing on the Fresh Start Reporting Date. Consistent with the Predecessor Company’s historical application of the purchase method of accounting for business combinations included in FASB ASC 805, Business Combinations, fresh start accounting precludes us from recognizing advertising revenue and certain expenses associated with advertising sales fulfilled prior to the Fresh Start Reporting Date. Thus, our reported results for the eleven months ended December 31, 2010 are not indicative of our underlying operating and financial performance and are not comparable to any prior period presentation. The adoption of fresh start accounting did not have any impact on cash flows from operations.

Accordingly, in addition to providing a GAAP analysis below, management has also provided a non-GAAP analysis entitled “Non-GAAP Financial Information — Combined Adjusted Results.” Non-GAAP Financial Information — Combined Adjusted Results (1) combines GAAP results of the Company for the eleven months ended December 31, 2010 and GAAP results of the Predecessor Company for the one month ended January 31, 2010 and (2) adjusts these combined amounts to (i) eliminate the fresh start accounting impact on revenue and certain related expenses noted above and (ii) exclude cost-uplift (as defined below) recorded under fresh start accounting. Deferred directory costs that are included in prepaid expenses and other current assets on the consolidated balance sheet, such as print, paper, distribution and commissions, relate to directories that have not yet been published. Deferred directory costs have been recorded at fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directory, plus (c) a normal profit margin. This incremental fresh start accounting adjustment to step up the recorded value of the deferred directory costs to fair value is hereby referred to as “cost-uplift.” Cost-uplift will be amortized over the terms of the applicable directories, not to exceed twelve months, and has been allocated between production and distribution expenses and selling and support expenses based upon the category of the deferred directory costs that were fair valued. Management’s non-GAAP analysis compares the Non-GAAP Financial Information — Combined Adjusted Results to the Predecessor Company’s GAAP results for the year ended December 31, 2009 through operating income.
Management believes that the presentation of Non-GAAP Financial Information — Combined Adjusted Results will help financial statement users better understand the material impact fresh start accounting has on the Company’s results of operations for the eleven months ended December 31, 2010 and also offers a non-GAAP normalized comparison to GAAP results of the Predecessor Company for the year ended December 31, 2009. The Non-GAAP Financial Information — Combined Adjusted Results presented below are reconciled to the most comparable GAAP measures. While the Non-GAAP Financial Information — Combined Adjusted Results exclude the effects of fresh start accounting and certain other items, it must be noted that the Non-GAAP Financial Information — Combined Adjusted Results are not comparable to the Predecessor Company’s GAAP results for the year ended December 31, 2009 and should not be treated as such.
Impairment Charges
The Company has excluded the goodwill and non-goodwill intangible asset impairment charges totaling $1,159.3 million for the eleven months ended December 31, 2010 from Combined Adjusted Results. The Predecessor Company has excluded the non-goodwill intangible asset impairment charges totaling $7,337.8 million from Adjusted Results for the year ended December 31, 2009.
Reclassifications
Certain prior period amounts included in the consolidated statements of operations have been reclassified to conform to the current period’s presentation. Purchased traffic costs incurred to direct traffic to our online properties have been reclassified from advertising expense, a component of selling and support expenses, to production and distribution expenses in the consolidated statements of operations. In addition, information technology expenses have been reclassified from production and distribution expenses to general and administrative expenses in the consolidated statements of operations. These reclassifications had no impact on operating loss or net loss for the years ended December 31, 2009 and 2008. The tables below summarize these reclassifications.

	Year Ended December 31, 2009
	As Previously
(amounts in millions)	Reported	Reclass	As Reclassified
Production and distribution expenses	$350.7	$24.6	$375.3
Selling and support expenses	663.6	(53.3)	610.3
General and administrative expenses	69.0	28.7	97.7

	Year Ended December 31, 2008
	As Previously
(amounts in millions)	Reported	Reclass	As Reclassified
Production and distribution expenses	$418.3	$3.6	$421.9
Selling and support expenses	729.7	(42.2)	687.5
General and administrative expenses	120.9	38.6	159.5
GAAP Reported Results
Successor Company — Eleven Months Ended December 31, 2010
Net Revenues
The components of our net revenues for the eleven months ended December 31, 2010 were as follows:

Successor Company
(amounts in millions)	Eleven Months Ended December 31, 2010

Gross advertising revenues	$824.4
Sales claims and allowances	(9.9)

Net advertising revenues	814.5
Other revenues	16.4

Total	$830.9

Our advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish. Advertising revenues also include revenues for Internet-based advertising products including online directories, such as DexKnows.com and DexNet. Advertising revenues are affected by several factors, including changes in the quantity and size of advertisements, acquisition of new clients, renewal rates of existing clients, premium advertisements sold, changes in advertisement pricing, the introduction of new products, an increase in competition and more fragmentation in the local business search market and general economic factors. Revenues with respect to print advertising and Internet-based advertising products that are sold with print advertising are recognized under the deferral and amortization method. Revenues related to our print advertising and Internet-based advertising products that are sold with print advertising are initially deferred when a directory is published, net of sales claims and allowances, and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to Internet-based services that are sold standalone, such as DexNet, are recognized as delivered or fulfilled. Revenues with respect to our advertising products that are non-performance based are recognized ratably over the life of the contract commencing when they are first delivered or fulfilled. Revenues with respect to our advertising products that are performance-based are recognized as the service is delivered or fulfilled.
The adoption of fresh start accounting has had a significant impact on the results of operations of the Company commencing on the Fresh Start Reporting Date. As a result of the deferral and amortization method of revenue recognition, recognized gross advertising revenues reflect the amortization of advertising sales consummated in prior periods as well as in the current period. Fresh start accounting precludes us from recognizing advertising revenue and certain expenses associated with advertising sales fulfilled prior to the Fresh Start Reporting Date. Thus, our reported results for the eleven months ended December 31, 2010 are not indicative of our underlying operating and financial performance and are not comparable to any prior period presentation.
Gross advertising revenues were $824.4 million for the eleven months ended December 31, 2010 and exclude $799.3 million of gross advertising revenues resulting from our adoption of fresh start accounting. Gross advertising revenues continue to be impacted by declines in advertising sales primarily as a result of declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search.

Sales claims and allowances were $9.9 million for the eleven months ended December 31, 2010 and exclude $14.0 million of sales claims and allowances resulting from our adoption of fresh start accounting. Sales claims and allowances were affected by lower claims experience due to process improvements and operating efficiencies, which improved print copy quality in certain of our markets, as well as lower advertising sales volume.
Other revenues were $16.4 million for the eleven months ended December 31, 2010 and exclude $5.6 million of other revenues resulting from our adoption of fresh start accounting. Other revenues include late fees received on outstanding customer balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products.
Expenses
The components of our total expenses for the eleven months ended December 31, 2010 were as follows:

Successor Company
Eleven Months Ended
(amounts in millions)	December 31, 2010

Production and distribution expenses	$223.0
Selling and support expenses	378.8
General and administrative expenses	146.4
Depreciation and amortization	217.7
Impairment charges	1,159.3

Total	$2,125.2

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
Production and Distribution Expenses
Total production and distribution expenses were $223.0 million for the eleven months ended December 31, 2010. Production and distribution expenses are comprised of items such as print, paper and distribution expenses, internet production and distribution expenses and amortization of cost-uplift associated with print, paper and distribution expenses resulting from our adoption of fresh start accounting. As a result of our adoption of fresh start accounting, production and distribution expenses for the eleven months ended December 31, 2010 exclude the amortization of deferred directory costs under the deferral and amortization method for directories published before the Fresh Start Reporting Date totaling $88.8 million and include amortization of cost-uplift of $7.5 million. Print paper and distribution expenses continue to be impacted by lower page volumes associated with declines in print advertisements and negotiated price reductions in our print and paper expenses. Internet production and distribution expenses have been affected by a reduction in DexNet customers, purchasing efficiencies and lower headcount, partially offset by increased purchased traffic costs incurred to direct traffic to our online properties.

Selling and Support Expenses
Total selling and support expenses were $378.8 million for the eleven months ended December 31, 2010. Selling and support expenses are comprised of items such as bad debt expense, commissions and salesperson expenses, directory publishing expenses, billing, credit and collection expense, occupancy expenses, advertising expense and amortization of cost uplift associated with commissions resulting from our adoption of fresh start accounting. Due to our adoption of fresh start accounting, selling and support expenses for the eleven months ended December 31, 2010 exclude the amortization of deferred directory costs under the deferral and amortization method for directories published before the Fresh Start Reporting Date totaling $83.8 million and include amortization of cost-uplift of $4.8 million. Bad debt expense has been impacted by lower write-off experience resulting from effective credit and collections practices, which have driven improvement in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers, partially offset by an increase to the bad debt provision for delinquent balances associated with a CMR. If clients fail to pay within specified credit terms, we may cancel their advertising in future directories, which could impact our ability to collect past due amounts as well as adversely impact our advertising sales and revenue trends. Commissions and salesperson expenses have been affected by lower advertising sales and its effect on variable-based commissions, as well as lower headcount. Directory publishing expenses continue to be affected by declines in print advertisements and lower headcount. Occupancy expenses have been impacted by the renegotiation of our leased properties and reduction in the amount of leased square footage during the bankruptcy process.
General and Administrative Expenses
General and administrative (“G&A”) expenses were $146.4 million for the eleven months ended December 31, 2010. G&A expenses are comprised of items such as restructuring expenses, general corporate expenses, incentive compensation expense and information technology (“IT”) expenses. G&A related incentive compensation expense pertains to expense associated with a stock appreciation rights (“SARs”) grant made on March 1, 2010 to certain employees, including executive officers, common stock issued to members of the Company’s Board of Directors on March 1, 2010, common stock issued to members of the Executive Oversight Committee on September 13, 2010, the stock based awards granted to Mr. Mockett on September 13, 2010 and compensation expense associated with the Company’s Long-Term Incentive Program (“2009 LTIP”), which includes accelerated compensation expense associated with the departure of our former Chief Executive Officer.
Depreciation and Amortization
Depreciation and amortization expense was $217.7 million for the eleven months ended December 31, 2010. Amortization of intangible assets was $167.0 million for the eleven months ended December 31, 2010 and was impacted by the increase in fair value of our intangible assets and the establishment of the estimated useful lives resulting from our adoption of fresh start accounting. The Company expects to recognize amortization expense associated with its intangible assets of $152.8 million during the year ended December 31, 2011. Depreciation of fixed assets and amortization of computer software was $50.7 million for the eleven months ended December 31, 2010 and was affected by the increase in fair value of our fixed assets and computer software resulting from our adoption of fresh start accounting as well as capital projects placed into service during the eleven months ended December 31, 2010.
Impairment Charges
Based upon the decline in the trading value of our debt and equity securities and the departure of our Chairman and Chief Executive Officer on May 28, 2010, among other indicators, the Company performed impairment tests of its goodwill, definite-lived intangible assets and other long-lived assets as of September 30, 2010 and June 30, 2010. The testing results of our definite-lived intangible assets and other long-lived assets resulted in an impairment charge associated with trade names and trademarks, technology, local customer relationships and other from our former Business.com reporting unit of $4.3 million and $17.3 million during the three months ended September 30, 2010 and June 30, 2010, respectively, for a total non-goodwill intangible asset impairment charge of $21.6 million during the eleven months ended December 31, 2010. The testing results of our goodwill resulted in an impairment charge of $385.3 million and $752.3 million during the three months ended September 30, 2010 and June 30, 2010, respectively, for a total goodwill impairment charge of $1,137.6 million during the eleven months ended December 31, 2010. The sum of the goodwill and non-goodwill intangible asset impairment charges totaled $1,159.3 million for the eleven months ended December 31, 2010. See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for additional information.

Operating Loss
Operating loss was $(1,294.3) million for the eleven months ended December 31, 2010. Under fresh start accounting, most deferred net revenues related to directories published prior to the Fresh Start Reporting Date have been eliminated however, only certain deferred direct expenses related to these directories have been eliminated. Expenses that are not directly associated with net revenues from these directories will continue to be recognized as period expenses subsequent to the Fresh Start Reporting Date. As such, fresh start accounting has had a disproportionate adverse effect on reported net revenues versus expenses in determining operating loss for the eleven months ended December 31, 2010. Each month subsequent to the Fresh Start Reporting Date until the impact of fresh start accounting expires in the first quarter of 2011, the ratio of reported net revenue to expense will increase. Operating loss for the eleven months ended December 31, 2010 was directly impacted by the goodwill and non-goodwill intangible asset impairment charges noted above, the significant effects of fresh start accounting as well as the revenue and expense trends described above.
Interest Expense, Net
Net interest expense was $249.5 million for the eleven months ended December 31, 2010. In conjunction with our adoption of fresh start accounting and reporting on the Fresh Start Reporting Date, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $29.3 million for the eleven months ended December 31, 2010.
In connection with the amendment and restatement of the Dex Media East and RHDI credit facilities on the Effective Date, we entered into interest rate swap and interest rate cap agreements during the first quarter of 2010, which have not been designated as cash flow hedges. The Company’s interest expense for the eleven months ended December 31, 2010 includes expense of $8.2 million resulting from the change in fair value of these interest rate swaps and interest rate caps.
Income Taxes
The effective tax rate on loss before income taxes is 40.2% for the eleven months ended December 31, 2010. Our effective tax rate benefit of 40.2% is higher than the federal statutory tax rate of 35.0% primarily due to increases in income tax benefits from the recognition of an unrecognized tax position offset, in part, by an increase in income tax expense related to a non-deductible impairment charge.
During 2009, the Predecessor Company accrued an unrecognized tax benefit for the uncertainty surrounding a potential ownership change under Internal Revenue Code (“IRC”) Section 382 (“Section 382”) that occurred prior to the date on which it made a “check-the-box” election for two of its subsidiaries. The date of the change in ownership was in question since as of the December 31, 2009 balance sheet date, the Predecessor Company was unable to confirm the actual date of the ownership change until all SEC Forms 13-G were filed. However, based upon the closing of the SEC filing period for Schedules 13-G and review of these schedules filed through February 15, 2010, the Company determined that it was more likely than not that certain “check-the-box” elections were effective prior to the date of the 2009 ownership change under Section 382. As a result, the Company recorded a tax benefit for the reversal of a liability for unrecognized tax benefit of $352.3 million in the Company’s statement of operations for the eleven months ended December 31, 2010, which significantly impacted our effective tax rate for the period.
As a result of the goodwill and non-goodwill intangible asset impairment charges during the eleven months ended December 31, 2010, we recognized a non-deductible adjustment to our effective tax rate of 19.5%, or $299.9 million.

The income tax benefit of $620.1 million for the eleven months ended December 31, 2010 is comprised of a federal tax benefit of $567.7 million and a state tax benefit of $52.4 million. The federal tax benefit of $567.7 million is comprised of a current tax provision of $(1.3) million, primarily related to unrecognized tax benefits, and a deferred tax benefit of $569.0 million, primarily related to current year net operating loss, recognition of an unrecognized tax position and goodwill impairment charges during the eleven months ended December 31, 2010. The state tax benefit of $52.4 million is comprised of a current tax benefit of $3.8 million, primarily related to expected state tax refunds, and a deferred tax benefit of $48.6 million, primarily related to the recognition of an unrecognized tax position during the eleven months ended December 31, 2010.
See Item 8, “Financial Statements and Supplementary Data” — Note 8, “Income Taxes” for additional information.
Net Loss and Loss Per Share
Net loss of $(923.6) million for the eleven months ended December 31, 2010 was directly impacted by the goodwill and non-goodwill intangible asset impairment charges as noted above, as well as the significant effects of fresh start accounting and the revenue and expense trends described above, offset by the income tax benefit recorded for the eleven months ended December 31, 2010 as noted above.
The calculation of basic and diluted earnings (loss) per share (“EPS”) is presented below.

Successor Company
Eleven Months Ended
(amounts in thousands except per share amounts)	December 31, 2010

Basic EPS
Net loss	$(923,592)
Weighted average common shares outstanding	50,020

Basic EPS	$(18.46)

Diluted EPS
Net loss	$(923,592)
Weighted average common shares outstanding	50,020
Dilutive effect of stock awards (1)	—

Weighted average diluted shares outstanding	50,020

Diluted EPS	$(18.46)

(1)	Due to the net loss reported for the eleven months ended December 31, 2010, the effect of all stock-based awards was anti-dilutive and therefore is not included in the calculation of diluted EPS. For the eleven months ended December 31, 2010, 1.3 million shares of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the period.

Predecessor Company — One Month Ended January 31, 2010
Net Revenues
The components of the Predecessor Company’s net revenues for the one month ended January 31, 2010 were as follows:

Predecessor Company
One Month Ended
(amounts in millions)	January 31, 2010
|
Gross advertising revenues	$161.4
Sales claims and allowances	(3.5)

Net advertising revenues	157.9
Other revenues	2.5

Total.	$160.4

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
|
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
General and Administrative Expenses
G&A expenses were $8.2 million for the one month ended January 31, 2010. G&A expenses are comprised of items such as restructuring expenses, general corporate expenses, incentive compensation expense, and IT expenses. Restructuring expenses have been impacted by lower severance expense and fees associated with outside consultant services. G&A related incentive compensation expense includes the remaining unrecognized compensation expense related to stock-based awards that were cancelled upon emergence from Chapter 11 and pursuant to the Plan, compensation expense associated with the Predecessor Company’s 2009 LTIP and the reversal of an accrual associated with the Predecessor Company’s incentive compensation plan.
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
Interest Expense, Net
Contractual interest expense that would have appeared on the Predecessor Company’s consolidated statement of operations if not for the filing of the Chapter 11 petitions was $65.9 million for the one month ended January 31, 2010. Net interest expense for the one month ended January 31, 2010 was $19.7 million and includes $1.8 million of non-cash amortization of deferred financing costs.
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
Reorganization Items, Net
Reorganization items directly associated with the process of reorganizing the business under Chapter 11 have been recorded on a separate line item on the consolidated statement of operations. The Predecessor Company has recorded $7.8 billion of reorganization items during the one month ended January 31, 2010 comprised of a $4.5 billion gain on reorganization / settlement of liabilities subject to compromise and fresh start accounting adjustments of $3.3 billion. The following table displays the details of reorganization items for the one month ended January 31, 2010:

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

See Item 8, “Financial Statements and Supplementary Data” — Note 3, “Fresh Start Accounting” for information on the gain on reorganization / settlement of liabilities subject to compromise and the fresh start accounting adjustments presented above.
Income Taxes
The effective tax rate on income before income taxes was 11.7% for the one month ended January 31, 2010. Our effective tax rate provision of 11.7% was lower than the statutory federal tax rate of 35.0% primarily due to decreases in income tax expense for non-taxable fresh start adjustments and the release of our valuation allowance offset, in part, by increases in income tax expense for the estimated loss of tax attributes due to cancellation of debt income at emergence, and the impact of state taxes.
The discharge of our debt in conjunction with our emergence from Chapter 11 resulted in a tax gain of $5,016.6 million. Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of indebtedness income (“CODI”), which must be included in the Company’s taxable income. However, recognition of CODI is limited for a taxpayer that is a debtor in a reorganization case if the discharge is granted by the Bankruptcy Court or pursuant to a plan of reorganization approved by the Bankruptcy Court. The Plan enabled the Predecessor Company to qualify for this bankruptcy exclusion rule and exclude all of the gain on the settlement of debt obligations and derivative liabilities from taxable income. Under IRC Section 108, the Company has reduced its tax attributes primarily in net operating loss carry-forwards, intangible asset basis and stock basis.

The income tax provision of $(917.5) million for the one month ended January 31, 2010 is comprised of a federal tax provision of $(792.8) million and a state tax provision of $(124.8) million. The federal tax provision is comprised of a current tax provision of $(0.6) million, primarily related to an increase in the federal tax accrual related to unrecognized tax benefits, and a deferred tax provision of $(792.2) million, primarily related to the reduction of the Predecessor Company’s tax attributes in accordance with IRC Section 108. The state tax provision of $(124.8) million is comprised of a current tax provision of less than $(0.1) million and a deferred tax provision of $(124.7) million, primarily related to the reduction of the Predecessor Company’s tax attributes in accordance with IRC Section 108.
See Item 8, “Financial Statements and Supplementary Data” — Note 8, “Income Taxes” for additional information.
Net Income and Earnings Per Share
Net income of $6,920.0 million for the one month ended January 31, 2010 is primarily due to the gain on reorganization and fresh start accounting adjustments that comprise reorganization items, net. In addition, net income for the one month ended January 31, 2010 was determined based on the revenue and expense trends and income taxes described above.
The calculation of basic and diluted EPS is presented below.

Predecessor Company
One Month Ended
(amounts in thousands except per share amounts)	January 31, 2010

Basic EPS

Net income	$6,920,009
Weighted average common shares outstanding	69,013

Basic EPS	$100.3

Diluted EPS

Net income	$6,920,009
Weighted average common shares outstanding	69,013
Dilutive effect of stock awards	39

Weighted average diluted shares outstanding	69,052

Diluted EPS	$100.2

For the one month ended January 31, 2010, 4.6 million shares of the Predecessor Company’s stock-based awards had exercise prices that exceeded the average market price of the Predecessor Company’s common stock for the period.

Non-GAAP Financial Information — Combined Adjusted Results
Management believes that the presentation of Non-GAAP Financial Information — Combined Adjusted Results will help financial statement users better understand the material impact fresh start accounting has on the Company’s results of operations for the eleven months ended December 31, 2010 and also offers a non-GAAP normalized comparison to GAAP results of the Predecessor Company for the year ended December 31, 2009. The Non-GAAP Financial Information — Combined Adjusted Results presented below are reconciled to the most comparable GAAP measures. While the Non-GAAP Financial Information — Combined Adjusted Results exclude the effects of fresh start accounting and certain other items such as the goodwill and non-goodwill intangible asset impairment charges during the eleven months ended December 31, 2010, it must be noted that the Non-GAAP Financial Information — Combined Adjusted Results are not comparable to the Predecessor Company’s GAAP results for the year ended December 31, 2009 or Adjusted Results for the year ended December 31, 2009, which exclude the effects of the non-goodwill intangible asset impairment charges during 2009, and should not be treated as such.
Successor Company — Combined Adjusted Results for the Year Ended December 31, 2010 and
Predecessor Company — GAAP and Adjusted Results for the Year Ended December 31, 2009
Net Revenues
The components of our combined adjusted net revenues for the year ended December 31, 2010 and the Predecessor Company GAAP net revenues for the year ended December 31, 2009 were as follows:

		Predecessor
		Company
	Successor	One
	Company	Month
	Eleven Months	Ended			Combined Adjusted	Predecessor Company
	Ended	January	Fresh Start		Year Ended	Year Ended		%
(amounts in millions)	December 31, 2010	31, 2010	Adjustments		December 31, 2010	December 31, 2009	$ Change	Change

Gross advertising revenues	$824.4	$161.4	$799.3	(1)	$1,785.1	$2,219.9	$(434.8)	(19.6)%
Sales claims and allowances	(9.9)	(3.5)	(14.0	)(1)	(27.4)	(43.8)	16.4	37.4

Net advertising revenues	814.5	157.9	785.3		1,757.7	2,176.1	(418.4)	(19.2)
Other revenues	16.4	2.5	5.6	(1)	24.5	26.3	(1.8)	(6.8)

Total	$830.9	$160.4	$790.9		$1,782.2	$2,202.4	$(420.2)	(19.1)%

(1)	Represents gross advertising revenues, sales claims and allowances and other revenues for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the eleven months ended December 31, 2010 absent our adoption of fresh start accounting required under GAAP.
Combined adjusted gross advertising revenues for the year ended December 31, 2010 decreased $434.8 million, or 19.6%, from the Predecessor Company year ended December 31, 2009. The decline in combined adjusted gross advertising revenues for the year ended December 31, 2010 is primarily due to declines in advertising sales over the past twelve months, primarily as a result of declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search.
Combined adjusted sales claims and allowances for the year ended December 31, 2010 decreased $16.4 million, or 37.4%, from the Predecessor Company year ended December 31, 2009. The decline in combined adjusted sales claims and allowances for the year ended December 31, 2010 is primarily due to lower claims experience as a result of process improvements and operating efficiencies, which improved print copy quality in certain of our markets, as well as lower advertising sales volume.

Expenses
The components of our combined adjusted total expenses for the year ended December 31, 2010 and the Predecessor Company adjusted total expenses for the year ended December 31, 2009 were as follows:

	Successor	Predecessor
	Company	Company			Combined
	Eleven	One Month	Fresh Start and		Adjusted
	Months Ended	Ended January	Other		Year Ended
(amounts in millions)	December 31, 2010	31, 2010	Adjustments		December 31, 2010

Production and distribution expenses	$223.0	$27.2	$81.3	(1)	$331.5
Selling and support expenses	378.8	40.7	79.0	(1)	498.5
General and administrative expenses	146.4	8.2	—		154.6
Depreciation and amortization	217.7	20.2	—	(2)	237.9
Impairment charges	1,159.3	—	(1,159.3	)(3)	—

Total	$2,125.2	$96.3	$(999.0)		$1,222.5

	Predecessor
	Company
	Year Ended			Adjusted
	December			Year Ended	$	%
(amounts in millions)	31, 2009	Adjustments		December 31, 2009	Change	Change

Production and distribution expenses	$375.3	$—		$375.3	$(43.8)	(11.7)%
Selling and support expenses	610.3	—		610.3	(111.8)	(18.3)
General and administrative expenses	97.7	—		97.7	56.9	58.2
Depreciation and amortization	578.8	—		578.8	(340.9)	(58.9)
Impairment charges	7,337.8	(7,337.8	)(3)	—	—	—

Total	$8,999.9	$(7,337.8)		$1,662.1	$(439.6)	(26.4)%

(1)	Represents (a) certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the eleven months ended December 31, 2010 absent our adoption of fresh start accounting required under GAAP and (b) the exclusion of cost-uplift recorded under fresh start accounting.

(2)	Depreciation and amortization expense has not been adjusted for the increase in fair value of our intangible assets and fixed assets and computer software as a result of our adoption of fresh start accounting, the reduced carrying values of intangible assets resulting from impairment charges recorded by the Predecessor Company during the fourth quarter of 2009 and the associated reduction in remaining useful lives effective January 1, 2010.

(3)	The goodwill and non-goodwill intangible asset impairment charges during the eleven months ended December 31, 2010 have been excluded for the combined adjusted year ended December 31, 2010. The non-goodwill intangible asset impairment charges during the year ended December 31, 2009 have been excluded for the adjusted year ended December 31, 2009.

Production and Distribution Expenses
Total combined adjusted production and distribution expenses for the year ended December 31, 2010 were $331.5 million, compared to $375.3 million for the Predecessor Company year ended December 31, 2009. The primary components of the $43.8 million, or 11.7%, decrease in combined adjusted production and distribution expenses for the year ended December 31, 2010 were as follows:

Combined
Adjusted Year Ended
(amounts in millions)	December 31, 2010

Lower print, paper and distribution expenses	$(30.6)
Lower internet production and distribution expenses	(10.6)
All other, net	(2.6)

Total decrease in combined adjusted production and distribution expenses for the year ended December 31, 2010	$(43.8)

Combined adjusted print, paper and distribution expenses for the year ended December 31, 2010 declined $30.6 million, compared to the Predecessor Company year ended December 31, 2009. This decline is primarily due to lower page volumes associated with declines in print advertisements, negotiated price reductions in our print and paper expenses, timing of publication deliveries as compared to the prior year period and favorable paper inventory expenses.
Combined adjusted internet production and distribution expenses for the year ended December 31, 2010 declined $10.6 million, compared to the Predecessor Company year ended December 31, 2009, primarily due to purchasing efficiencies, lower headcount and a reduction in DexNet customers, partially offset by increased purchased traffic costs incurred to direct traffic to our online properties.
Selling and Support Expenses
Total combined adjusted selling and support expenses for the year ended December 31, 2010 were $498.5 million, compared to $610.3 million for the Predecessor Company year ended December 31, 2009. The primary components of the $111.8 million, or 18.3%, decrease in combined adjusted selling and support expenses for the year ended December 31, 2010 were as follows:

Combined
Adjusted Year Ended
(amounts in millions)	December 31, 2010

Lower bad debt expense	$(81.2)
Lower commissions and salesperson expenses	(22.3)
Lower occupancy expenses	(5.0)
Lower directory publishing expenses	(4.9)
All other, net	1.6

Total decrease in combined adjusted selling and support expenses for the year ended December 31, 2010	$(111.8)

Combined adjusted bad debt expense for the year ended December 31, 2010 declined $81.2 million, compared to the Predecessor Company year ended December 31, 2009, primarily due to lower write-off experience resulting from effective credit and collections practices, which have driven improvement in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers, partially offset by an increase to the bad debt provision for delinquent balances associated with a CMR. Combined adjusted bad debt expense for the year ended December 31, 2010 represented 3.7% of our net revenue, compared to 6.7% for the Predecessor Company year ended December 31, 2009.
Combined adjusted commissions and salesperson expenses for the year ended December 31, 2010 decreased $22.3 million, compared to the Predecessor Company year ended December 31, 2009, primarily due to lower advertising sales and its effect on variable-based commissions, as well as lower headcount.
Combined adjusted occupancy expenses for the year ended December 31, 2010 decreased $5.0 million, compared to the Predecessor Company year ended December 31, 2009, primarily due to the renegotiation of our leased properties and reduction in the amount of leased square footage during the bankruptcy process.

Combined adjusted directory publishing expenses for the year ended December 31, 2010 decreased $4.9 million, compared to the Predecessor Company year ended December 31, 2009, primarily due to declines in print advertisements and lower headcount.
General and Administrative Expenses
Combined adjusted G&A expenses for the year ended December 31, 2010 were $154.6 million, compared to $97.7 million for the Predecessor Company year ended December 31, 2009. The primary components of the $56.9 million, or 58.2%, increase in combined adjusted G&A expenses for the year ended December 31, 2010 were as follows:

Combined
Adjusted Year Ended
(amounts in millions)	December 31, 2010

Change in net curtailment gains	$48.2
One-time expenses associated with departure of Chief Executive Officer	9.5
Higher restructuring expenses	4.0
Lower general corporate expenses	(4.6)
All other, net	(0.2)

Total increase in combined adjusted G&A expenses for the year ended December 31, 2010	$56.9

During the combined adjusted year ended December 31, 2010, we recognized a one-time net curtailment gain of $3.8 million associated with the departure of the Company’s former Chief Executive Officer. This represents a decrease of $48.2 million in net curtailment gains from the year ended December 31, 2009 during which we recognized $52.0 million associated with the elimination of certain union retiree health care and life insurance benefits.
During the combined adjusted year ended December 31, 2010, we recognized one-time expenses of $9.5 million associated with the departure of the Company’s former Chief Executive Officer.
During the fourth quarter of 2010, we commenced a restructuring plan that included headcount reductions and consolidation of responsibilities. As a result of this restructuring plan, the Company recorded a restructuring charge of $18.6 million during the fourth quarter of 2010. During the year ended December 31, 2009, the Predecessor Company recognized a restructuring charge of $14.6 million related to a restructuring plan implemented during 2009. This represents an increase in restructuring expenses of $4.0 million for the combined adjusted year ended December 31, 2010.
Combined adjusted general corporate expenses for the year ended December 31, 2010 decreased $4.6 million, compared to the Predecessor Company year ended December 31, 2009, due to lower director and officer insurance premiums as a result of contract renegotiations and changes in coverage limits associated with our emergence from Chapter 11.
Depreciation and Amortization
Combined depreciation and amortization expense for the year ended December 31, 2010 was $237.8 million, compared to $578.8 million for the Predecessor Company year ended December 31, 2009. Combined amortization of intangible assets was $182.5 million for the year ended December 31, 2010, compared to $514.6 million for the Predecessor Company year ended December 31, 2009. The decrease in combined amortization expense for the year ended December 31, 2010 is a result of the reduced carrying values of intangible assets subsequent to the impairment charges recorded by the Predecessor Company during the fourth quarter of 2009, partially offset by increased amortization expense resulting from the increase in fair value of our intangible assets as a result of our adoption of fresh start accounting and the reduction of the remaining useful lives of intangible assets associated with the impairment charges recorded by the Predecessor Company during the fourth quarter of 2009.

Combined depreciation of fixed assets and amortization of computer software was $55.3 million for the year ended December 31, 2010, compared to $64.2 million for the Predecessor Company year ended December 31, 2009. The decrease in combined depreciation expense for the year ended December 31, 2010 was primarily due to the acceleration of depreciation on fixed assets no longer in service during the year ended December 31, 2009, partially offset by the increase in depreciation expense for the combined year ended December 31, 2010 as a result of the increase in fair value of our fixed assets and computer software in conjunction with our adoption of fresh start accounting.
Operating Income (Loss)
Combined adjusted operating income for the year ended December 31, 2010 and the Predecessor Company adjusted operating income for the year ended December 31, 2009 was as follows:

	Successor	Predecessor Company
	Company	OneMonth			Combined Adjusted
	Eleven Months Ended	Ended January			Year Ended
	December 31,	31,	Fresh Start and Other		December 31,
(amounts in millions)	2010	2010	Adjustments		2010
| | | |
Total	$(1,294.3)	$64.1	$1,789.9	(1)	$559.7

Predecessor
	Company			Adjusted
	Year Ended			Year Ended
	December			December	$	%
(amounts in millions)	31, 2009	Adjustments		31, 2009	Change	Change

Total	$(6,797.5)	$7,337.8	(2)	$540.3	$19.4	3.6%

(1)	Represents the net effect of (a) eliminating gross advertising revenues, sales claims and allowances, other revenues and certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the eleven months ended December 31, 2010 absent our adoption of fresh start accounting required under GAAP, (b) the exclusion of cost-uplift recorded under fresh start accounting (c) excludes the goodwill and non-goodwill intangible asset impairment charges during the eleven months ended December 31, 2010.

(2)	Excludes the non-goodwill intangible asset impairment charges during the year ended December 31, 2009.
Combined adjusted operating income for the year ended December 31, 2010 of $559.7 million, compares to adjusted operating income of $540.3 million for the Predecessor Company year ended December 31, 2009. The increase in combined adjusted operating income for the year ended December 31, 2010 is due to the significant decline in amortization expense associated with our intangible assets and lower operating expenses described above, partially offset by declines in net revenues described above.
Non-GAAP Statistical Measures
Advertising sales is a non-GAAP statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under GAAP are recognized under the deferral and amortization method. Advertising sales in current periods will be recognized as gross advertising revenues in future periods as a result of the deferral and amortization method of revenue recognition. Combined advertising sales for the year ended December 31, 2010 were $1,671.0 million, representing a decline of $320.5 million, or 16.1%, from advertising sales of $1,991.5 million for the Predecessor Company year ended December 31, 2009.

In order to provide more visibility into what the Company will book as revenue in the future, we have introduced a non-GAAP statistical measure called bookings, which represent sales activity associated with our print directories and Internet-based products and services during the period. Bookings associated with our local customers represent signed contracts during the period. Bookings associated with our national customers represent what has been published or fulfilled during the period. Combined bookings for the year ended December 31, 2010 were $1,566.7 million, representing a decline of $283.1 million, or 15.3%, from bookings of $1,849.8 million for the Predecessor Company year ended December 31, 2009.
The decrease in combined advertising sales and combined bookings for the year ended December 31, 2010 is a result of declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search. The decrease in combined adjusted advertising sales and combined bookings for the year ended December 31, 2010 is also a result of excluding advertising sales and bookings associated with a CMR who we do not expect to collect and recognize revenue from in 2011.
Year Ended December 31, 2009 compared to Year Ended December 31, 2008
Net Revenues
The components of our net revenues for the years ended December 31, 2009 and 2008 were as follows:

	For the Years Ended December 31,
(amounts in millions)	2009	2008	$ Change	% Change

Gross advertising revenues	$2,219.9	$2,628.5	$(408.6)	(15.5)%
Sales claims and allowances	(43.8)	(45.3)	1.5	3.3

Net advertising revenues	2,176.1	2,583.2	(407.1)	(15.8)
Other revenues	26.3	33.6	(7.3)	(21.7)

Total	$2,202.4	$2,616.8	$(414.4)	(15.8)%

Gross advertising revenues for the year ended December 31, 2009 decreased $408.6 million, or 15.5%, from the year ended December 31, 2008. The decline in gross advertising revenues for the year ended December 31, 2009 is primarily due to declines in advertising sales over the past twelve months, primarily as a result of declines in new and recurring business, mainly driven by (1) declines in overall advertising spending by businesses, (2) the significant impact of the weaker economy on smaller businesses in the markets in which we do business and (3) an increase in competition and more fragmentation in the local business search market.
Other revenues for the year ended December 31, 2009 decreased $7.3 million, or 21.7%, from the year ended December 31, 2008. Other revenues include late fees received on outstanding client balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products.
Non-GAAP Statistical Measures
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

Expenses
The components of our total expenses for the years ended December 31, 2009 and 2008 were as follows:

	For the Years Ended December 31,
(amounts in millions)	2009	2008	$ Change	% Change

Production and distribution expenses	$375.3	$421.9	$(46.6)	(11.1)%
Selling and support expenses	610.3	687.5	(77.2)	(11.2)
General and administrative expenses	97.7	159.5	(61.8)	(38.8)
Depreciation and amortization	578.8	483.3	95.5	19.8
Impairment charges	7,337.8	3,870.4	3,467.4	89.6

Total	$8,999.9	$5,622.6	$3,377.3	60.1%

Production and Distribution Expenses
Total production and distribution expenses for the year ended December 31, 2009 were $375.3 million, compared to $421.9 million for the year ended December 31, 2008. The primary components of the $46.6 million, or 11.1%, decrease in production and distribution expenses for the year ended December 31, 2009, were as follows:

(amounts in millions)	$ Change

Decreased print, paper and distribution costs	$(28.4)
Decreased internet production and distribution costs	(9.9)
All other, net	(8.3)

Total decrease in production and distribution expenses for the year ended December 31, 2009	$(46.6)

During the year ended December 31, 2009, print, paper and distribution costs declined $28.4 million, compared to the year ended December 31, 2008. This decline is primarily due to lower page volumes associated with declines in print advertisements, negotiated price reductions in our print and paper expenses and refinement of our distribution scope across all of our markets.
During the year ended December 31, 2009, internet production and distribution costs declined $9.9 million, compared to the year ended December 31, 2008, primarily due to a reduction in headcount and outside contractor services, partially offset by increased costs associated with traffic purchased and distributed to multiple advertiser landing pages.
Selling and Support Expenses
Total selling and support expenses for the year ended December 31, 2009 were $610.3 million, compared to $687.5 million for the year ended December 31, 2008. The primary components of the $77.2 million, or 11.2%, decrease in selling and support expenses for the year ended December 31, 2009, were as follows:

(amounts in millions)	$ Change

Decreased commissions and salesperson costs	$(53.4)
Decreased directory publishing costs	(11.7)
Decreased incentive compensation expense	(6.6)
Decreased billing, credit and collection expenses	(5.5)
Decreased occupancy costs	(4.0)
Increased bad debt expense	8.2
All other, net	(4.2)

Total decrease in selling and support expenses for the year ended December 31, 2009	$(77.2)

During the year ended December 31, 2009, commissions and salesperson costs decreased $53.4 million, compared to the year ended December 31, 2008, primarily due to lower advertising sales and its effect on variable-based commissions as well as headcount reductions and consolidation of responsibilities.

During the year ended December 31, 2009, directory publishing costs decreased $11.7 million, compared to the year ended December 31, 2008, primarily due to lower page volumes associated with declines in print advertisements as well as a reduction in headcount and related expenses resulting from the consolidation of our publishing and graphics operations.
During the year ended December 31, 2009, selling and support related incentive compensation expense declined $6.6 million, compared to the year ended December 31, 2008, primarily due to the fact that the Company did not grant any stock-based awards during the year ended December 31, 2009, partially offset by compensation expense associated with the 2009 LTIP.
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
General and Administrative Expenses
G&A expenses for the year ended December 31, 2009 were $97.7 million, compared to $159.5 million for the year ended December 31, 2008. The primary components of the $61.8 million, or 38.8%, decrease in G&A expenses for the year ended December 31, 2009, were as follows:

(amounts in millions)	$ Change

Decrease in restructuring expenses	$(21.5)
Increase in curtailment gains, net	(14.0)
Decrease in general corporate expenses	(11.3)
Decreased information technology (“IT”) expenses	(8.6)
Decreased incentive compensation expense	(5.1)
All other, net	(1.3)

Total decrease in G&A expenses for the year ended December 31, 2009	$(61.8)

During the year ended December 31, 2009, restructuring expenses decreased $21.5 million, compared to the year ended December 31, 2008, primarily due to lower costs associated with outside consultants, headcount reductions, consolidation of responsibilities and vacated leased facilities as well as a reclassification of certain previously recognized expenses associated with the Chapter 11 proceedings on the consolidated statement of operations during the year ended December 31, 2009.
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

During the year ended December 31, 2009, general corporate expenses declined $11.3 million, compared to the year ended December 31, 2008, primarily due to declines in legal fees not associated with the Chapter 11 proceedings, declines in benefit-related expenses and fees associated with outside contractor services.
During the year ended December 31, 2009, IT expenses declined $8.6 million, compared to the year ended December 31, 2008. This decline is primarily due to higher spending associated with our IT infrastructure to support our products and services and enhancements and technical support of multiple production systems during the year ended December 31, 2008, as compared to the year ended December 31, 2009.
During the year ended December 31, 2009, G&A related incentive compensation expense declined $5.1 million, compared to the year ended December 31, 2008, primarily due to the fact that the Company did not grant any stock-based awards during the year ended December 31, 2009, partially offset by compensation expense associated with the 2009 LTIP.
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
Operating Loss
Operating loss for the years ended December 31, 2009 and 2008 was as follows:

	For the Years Ended December 31,
(amounts in millions)	2009	2008	$ Change	% Change

Total	$(6,797.5)	$(3,005.7)	$(3,791.8)	N/M

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
The decrease in net interest expense of $346.0 million, or 41.4%, for the year ended December 31, 2009, is primarily due to (1) ceasing interest expense on our notes in default as a result of filing the Chapter 11 petitions, (2) the non-cash charge of $21.0 million during the year ended December 31, 2008 resulting from amounts previously charged to accumulated other comprehensive loss noted above and (3) a reduction in outstanding debt from the prior corresponding period due to the financing transactions conducted during the latter half of 2008. The decrease in net interest expense for the year ended December 31, 2009 is offset by (1) the non-cash charges associated with the change in fair value of the Dex Media East interest rate swaps and amounts previously charged to accumulated other comprehensive loss related to the Dex Media East interest rate swaps noted above, (2) a reduction in interest income associated with our interest rate swaps due to a decline in interest rates, (3) additional interest expense associated with borrowing the unused portions of our revolving credit facilities on February 13, 2009 and (4) a decline in the offset to interest expense associated with the fair value adjustment of Dex Media’s debt noted above.
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

Reorganization Items, Net
For the year ended December 31, 2009, the Company has recorded $94.8 million of reorganization items on a separate line item on the consolidated statement of operations. Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11. The following table displays the details of reorganization items for the year ended December 31, 2009:

Year Ended
(amounts in thousands)	December 31, 2009

Professional fees	$77,375
Write-off of unamortized deferred financing costs	64,475
Write-off of unamortized net premiums / discounts on long-term debt	34,886
Write-off of debt related unamortized fair value adjustments	(78,511)
Lease rejections, abandoned property and other	(3,457)

Total reorganization items	$94,768

The Company incurred professional fees associated with filing the Chapter 11 petitions of $77.4 million during the year ended December 31, 2009, of which $67.6 million was paid in cash. Professional fees include financial, legal and valuation services directly associated with the reorganization process.
The write-off of unamortized deferred financing costs of $64.5 million, unamortized net premiums / discounts of $34.9 million and unamortized fair value adjustments required by GAAP as a result of the Dex Media Merger of $78.5 million at May 28, 2009, relate to long-term debt classified as liabilities subject to compromise at December 31, 2009.
The Company recognized $3.5 million during the year ended December 31, 2009 associated with rejected leases, abandoned property and other, which have been approved by the Bankruptcy Court through December 31, 2009 as part of the Chapter 11 Cases.
In 2009, the Company did not receive any operating cash receipts resulting from the filing of the Chapter 11 petitions.
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
The 2008 income tax benefit includes an income tax benefit of $20.3 million from correcting overstated income tax expense in fiscal years 2004 through 2007. We evaluated the materiality of this correction and concluded it was not material to current or prior year financial statements. Accordingly we recorded this correction during the fourth quarter of 2008.
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
The calculation of basic and diluted earnings (loss) per share (“EPS”) is presented below.

	For the Years Ended
	December 31,
(amounts in thousands except per share amounts)	2009	2008

Basic EPS
Net loss	$(6,453,293)	$(2,298,327)
Weighted average common shares outstanding	68,896	68,793

Basic loss per share	$(93.67)	$(33.41)

Diluted EPS
Net loss	$(6,453,293)	$(2,298,327)
Weighted average common shares outstanding	68,896	68,793
Dilutive effect of stock awards (1)	—	—

Weighted average diluted shares outstanding	68,896	68,793

Diluted loss per share	$(93.67)	$(33.41)

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

LIQUIDITY AND CAPITAL RESOURCES
The following table presents the fair market value of our long-term debt at December 31, 2010 based on quoted market prices on that date, as well as the carrying value of our long-term debt at December 31, 2010, which includes $91.0 million of unamortized fair value discount adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date. See Item 8, “Financial Statements and Supplementary Data” — Note 3, “Fresh Start Accounting” for additional information.

	Successor Company
	Fair Market Value	Carrying Value
	December 31, 2010	December 31, 2010
RHDI Amended and Restated Credit Facility	$800,175	$1,014,485
Dex Media East Amended and Restated Credit Facility	597,185	739,090
Dex Media West Amended and Restated Credit Facility	618,214	683,646
Dex One 12%/14% Senior Subordinated Notes due 2017	204,750	300,000

Total Dex One consolidated	2,220,324	2,737,221
Less current portion	208,340	249,301

Long-term debt	$2,011,984	$2,487,920

Credit Facilities
RHDI Amended and Restated Credit Facility
As of December 31, 2010, the outstanding balance under the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”) totaled $1,014.5 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:
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
The RHDI Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at December 31, 2010.
Dex Media East Amended and Restated Credit Facility
As of December 31, 2010, the outstanding balance under the amended and restated Dex Media East credit facility (“Dex Media East Amended and Restated Credit Facility”) totaled $739.1 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:
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
The Dex Media East Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 2.8% at December 31, 2010.
Dex Media West Amended and Restated Credit Facility
As of December 31, 2010, the outstanding balance under the amended and restated Dex Media West credit facility (“Dex Media West Amended and Restated Credit Facility”) totaled $683.6 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:
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
The Dex Media West Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.0% at December 31, 2010.
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

Each of the amended and restated credit facilities described above contain certain covenants that, subject to exceptions, limit or restrict each borrower and its subsidiaries’ incurrence of liens, investments (including acquisitions), sales of assets, indebtedness, payment of dividends, distributions and payments of certain indebtedness, sale and leaseback transactions, swap transactions, affiliate transactions, capital expenditures and mergers, liquidations and consolidations. Each amended and restated credit facility also contains certain covenants that, subject to exceptions, limit or restrict each borrower’s incurrence of liens, indebtedness, ownership of assets, sales of assets, payment of dividends or distributions or modifications of the $300.0 million aggregate principal amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”). Each borrower is required to maintain compliance with a consolidated leverage ratio covenant. RHDI and DMW Inc. are also required to maintain compliance with a consolidated interest coverage ratio covenant. DMW Inc. is also required to maintain compliance with a consolidated senior secured leverage ratio covenant. The Dex Media West Amended and Restated Credit Agreement includes an option for additional covenant relief under the senior secured leverage covenant through the fourth quarter of 2011, subject to increased amortization of the loans through the first quarter of 2012, an increase in the excess cash flow sweep for 2011 and payment of a 25 basis point fee ratably to the lenders under the Dex Media West Amended and Restated Credit Agreement. On March 31, 2010, the Company exercised the Senior Secured Leverage Ratio Election, as defined in the Dex Media West Amended and Restated Credit Agreement. The Company incurred a fee of $2.1 million to exercise this option.
The obligations under each of the amended and restated credit facilities are guaranteed by our subsidiaries and are secured by a lien on substantially all of our and our subsidiaries’ tangible and intangible assets, including a pledge of the stock of their respective subsidiaries, as well as a mortgage on certain real property, if any.
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
Notes
Dex One Senior Subordinated Notes
On the Effective Date, we issued the $300.0 million Dex One Senior Subordinated Notes in exchange for the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011. Interest on the Dex One Senior Subordinated Notes is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects paid-in-kind (“PIK”) interest payments. The Company may elect, prior to the start of each interest payment period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as incremental or additional senior secured notes. During the eleven months ended December 31, 2010, the Company elected to make interest payments entirely in cash. The interest rate on the Dex One Senior Subordinated Notes may be subject to adjustment in the event the Company incurs certain specified debt with a higher effective yield to maturity than the yield to maturity of the Dex One Senior Subordinated Notes. The Dex One Senior Subordinated Notes are unsecured obligations of the Company, effectively subordinated in right of payment to all of the Company’s existing and future secured debt, including Dex One’s guarantee of borrowings under each of the amended and restated credit facilities and are structurally subordinated to any existing or future liabilities (including trade payables) of our direct and indirect subsidiaries.
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

The Dex One Senior Subordinated Notes with a remaining face value of $300.0 million at December 31, 2010 are redeemable at our option beginning in 2011 at the following prices (as a percentage of face value):

Redemption Year	Price
2011	106.000%
2012	102.000%
2013	101.000%
2014 and thereafter	100.000%
Item 8, “Financial Statements and Supplementary Data” — Note 6, “Long-Term Debt, Credit Facilities and Notes” for additional information on our long-term debt.
Impact of Fresh Start Accounting
In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our amended and restated credit facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our amended and restated credit facilities, of which $91.0 million remains unamortized at December 31, 2010, as shown in the following table.

			Outstanding Debt at
		Unamortized Fair	December 31, 2010
	Carrying Value at	Value Adjustments	Excluding the Impact of
	December 31,	at December 31,	Unamortized Fair Value
	2010	2010	Adjustments

RHDI Amended and Restated Credit Facility	$1,014,485	$14,463	$1,028,948
Dex Media East Amended and Restated Credit Facility	739,090	64,735	803,825
Dex Media West Amended and Restated Credit Facility	683,646	11,769	695,415
Dex One 12%/14% Senior Subordinated Notes due 2017	300,000	—	300,000

Total	$2,737,221	$90,967	$2,828,188

See Item 8, “Financial Statements and Supplementary Data” — Note 3, “Fresh Start Accounting” for a presentation of the impact of emergence from reorganization and fresh start accounting on our financial position, results of operations and cash flows.
Issuance of New Common Stock
Upon emergence from Chapter 11 and pursuant to the Plan, all of the issued and outstanding shares of the Predecessor Company’s common stock and any other outstanding equity securities of the Predecessor Company including all stock options, SARs and restricted stock, were cancelled. On the Effective Date, the Company issued an aggregate amount of 50,000,001 shares of new common stock, par value $.001 per share. See Item 8, “Financial Statements and Supplementary Data” — Note 15, “Capital Stock” for additional information regarding our new common stock.

Registration Rights Agreement
On the Effective Date and pursuant to the Plan, the Company entered into a Registration Rights Agreement (the “Agreement”), requiring the Company to register with the Securities and Exchanges Commission (“SEC”) certain shares of its common stock and/or the Dex One Senior Subordinated Notes upon the request of one or more Eligible Holders (as defined in the Agreement), in accordance with the terms and conditions set forth therein. On April 8, 2010 and pursuant to the Agreement, the Company filed a shelf registration statement to register for resale by Franklin Advisers, Inc. and certain of its affiliates 15,262,488 shares of our common stock and $116.6 million aggregate principal amount of the Dex One Senior Subordinated Notes. These securities were registered pursuant to the Agreement to permit the sale of the securities from time to time at fixed prices, prevailing market prices at the times of sale, prices related to the prevailing market prices, varying prices determined at the times of sale or negotiated prices. The shelf registration statement became effective on April 16, 2010.
Liquidity and Cash Flows
The Company’s primary sources of liquidity are existing cash on hand and cash flows generated from operations. The Company’s primary liquidity requirements will be to fund operations and service its indebtedness.
The Company’s ability to meet its debt service requirements will be dependent on its ability to generate sufficient cash flows from operations. The primary sources of cash flows will consist mainly of cash receipts from the sale of our marketing solutions and can be impacted by, among other factors, general local business conditions, an increase in competition and more fragmentation in the local business search market, consumer confidence and the level of demand for our advertising products and services.
In conjunction with our going concern analysis as of December 31, 2010, based on current financial projections, but in any event for the next 12-15 months, the Company expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and capital expenditures, as well as meet debt service requirements. The Company’s financial projections also include excess cash flow that will be used to fund additional debt repayments resulting from cash flow sweep requirements under our amended and restated credit facilities. However, no assurances can be made that our business will generate sufficient cash flows from operations to enable us to fund these prospective cash requirements since the current information used in our going concern analysis as of December 31, 2010 could change in the future as a result of changes in estimates and assumptions as well as risks noted in Item 1A, “Risk Factors.”
As provided for in our amended and restated credit facilities, each of the Company’s operating subsidiaries are permitted to fund a share of the Parent Company’s interest obligations on the Dex One Senior Subordinated Notes. In addition, each of our operating subsidiaries is permitted to send up to $5 million annually to the Parent Company for its use on an unrestricted basis. Other funds, based on a percentage of each operating subsidiaries’ excess cash flow, as defined in each credit agreement, may be provided to the Parent Company to fund specific activities, such as acquisitions. Lastly, our operating subsidiaries fund on a proportionate basis those expenses paid by the Parent Company to fund the daily operations of our operating subsidiaries. Excluding the very limited exceptions noted above, all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to us under the terms of our amended and restated credit facilities.
The Company currently believes that the limitations and restrictions imposed by our amended and restated credit facilities noted above will not impact our ability to fund operations and capital expenditures as well as meet debt service requirements, specifically at the Parent Company level. However, no assurances can be made that these limitations and restrictions will not have an impact on our ability to fund operations and capital expenditures as well as meet debt service requirements specifically at the Parent Company level in the future.
See Item 1A, “Risk Factors” for additional information regarding risks and uncertainties associated with our business, which could have a significant impact on our future liquidity and cash flows. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Recent Trends and Developments Related to Our Business” for additional information related to trends and uncertainties with respect to our business, which could have a significant impact on our future liquidity and cash flows.

Successor Company
Aggregate outstanding debt at December 31, 2010 was $2,737.2 million, which includes fair value adjustments of $91.0 million required by GAAP in connection with the Company’s adoption of fresh start accounting. During the eleven months ended December 31, 2010, we made scheduled and accelerated principal payments of $167.6 million and $389.0 million, respectively, for total principal payments of $556.6 million under our amended and restated credit facilities. For the eleven months ended December 31, 2010, we made aggregate net cash interest payments of $182.2 million. At December 31, 2010, we had $127.9 million of cash and cash equivalents before checks not yet presented for payment of $17.2 million.
Cash provided by operating activities was $512.4 million for the eleven months ended December 31, 2010. Key components to operating cash flow include the following:
•	$(923.6) million in net loss, which includes the goodwill and non-goodwill intangible asset impairment charges, offset by the impact of the tax benefit recognized during the eleven months ended December 31, 2010.

•	$541.7 million of net non-cash items consisting of the goodwill and non-goodwill intangible asset impairment charges of $1,159.3 million, offset by $(617.6) million in deferred income taxes, which includes the tax impact of the goodwill and non-goodwill intangible asset impairment charges.

•	$158.4 million non-cash reduction of goodwill related to the finalization of cancellation of indebtedness income and tax attribute reduction calculations associated with fresh start accounting.

•	$288.7 million of other net non-cash items primarily consisting of $217.7 million of depreciation and amortization, $24.1 million in other non-cash items, primarily associated with the amortization of the debt fair value adjustments resulting from our adoption of fresh start accounting, $17.8 million of restructuring expenses, $16.4 million in bad debt provision, an increase in interest expense of $8.2 million associated with the change in fair value of our interest rate swaps and caps and $4.5 million of stock-based compensation expense.

•	$763.8 million net source of cash from an increase in deferred directory revenues of $701.6 million, primarily due to the elimination of most of the Predecessor Company’s deferred directory revenues in fresh start accounting and recording deferred directory revenues of the Company for directories that published subsequent to the Fresh Start Reporting Date, and a decrease in accounts receivable of $62.2 million. The change in deferred revenues and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenues and billed to clients.

•	$142.3 million net use of cash from an increase in other assets, consisting of a $156.5 million increase in other current and non-current assets, primarily due to the elimination of all of the Predecessor Company’s deferred commissions, print, paper and delivery costs in fresh start accounting and recording deferred commissions, print, paper and delivery costs of the Company for directories that published subsequent to the Fresh Start Reporting Date, as well as changes in the fair value of the Company’s interest rate caps, offset by a $14.2 million decrease in prepaid directory costs resulting from publication seasonality.

•	$5.0 million net use of cash from a decrease in accounts payable and accrued liabilities, resulting from a $33.1 million decrease in other accrued liabilities primarily associated with the change in fair value of our interest rate swaps and a $2.8 million decrease in trade accounts payable, offset by an increase in accrued interest payable of $30.9 million.

•	$169.3 million decrease in other non-current liabilities primarily resulting from deferred income taxes and the change in fair value of our interest rate swaps.

Cash used in investing activities for the eleven months ended December 31, 2010 was $35.6 million and relates to the purchase of fixed assets, primarily computer equipment, software and leasehold improvements of $36.5 million, offset by proceeds from the sale of assets of $0.9 million.
Cash used in financing activities for the eleven months ended December 31, 2010 was $548.4 million and includes the following:
•	$556.6 million in principal payments on our amended and restated credit facilities.

•	$1.2 million in debt issuance costs and other financing items, net.

•	$9.5 million in the increased balance of checks not yet presented for payment.
Predecessor Company
During the one month ended January 31, 2010, the Predecessor Company made principal payments of $511.3 million under its credit facilities in accordance with the Plan and in conjunction with our emergence from Chapter 11 and made aggregate net cash interest payments of $15.5 million.
Cash provided by operating activities was $71.7 million for the one month ended January 31, 2010. Key components to operating cash flow include the following:
•	$6,920.0 million in net income, which includes the gain on reorganization and fresh start accounting adjustments of $7,793.1 million.

•	$(7,830.1) million of non-cash reorganization items, net.

•	$945.0 million of net non-cash items primarily consisting of $916.9 million in deferred income taxes, $20.2 million of depreciation and amortization, $7.8 million in bad debt provision, an increase in interest expense of $2.3 million associated with the change in fair value of the Predecessor Company’s interest rate swaps, $0.6 million of stock-based compensation expense and $(2.8) million in other non-cash items, primarily related to the Predecessor Company’s pension adjustments.

•	$17.0 million net use of cash from a decrease in deferred directory revenues of $36.8 million, primarily due to lower advertising sales, offset by a net decrease in accounts receivable of $19.8 million, which is comprised of a decrease in accounts receivable of $27.6 million, offset by the provision for bad debts of $7.8 million. The change in deferred revenues and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenues and billed to clients.

•	$10.7 million net source of cash from a decrease in other assets, consisting of a $7.0 million decrease in prepaid directory costs resulting from publication seasonality and a $3.7 million decrease in other current and non-current assets, primarily relating to deferred commissions, print, paper and delivery costs.

•	$9.6 million net source of cash from an increase in accounts payable and accrued liabilities, primarily resulting from an increase of $22.0 million in trade accounts payable and an increase in accrued interest payable of $0.3 million, partially offset by a $12.7 million decrease in other accrued liabilities. These changes comprise items that were reclassified from liabilities subject to compromise on the consolidated balance sheet at January 31, 2010. The source of cash from an increase in accounts payable and accrued liabilities is a direct result of filing the Chapter 11 petitions, whereby payment of pre-petition obligations was delayed.

•	$33.4 million increase in other non-current liabilities primarily resulting from deferred taxes, the change in fair value of the Predecessor Company’s interest rate swaps as well as the change in pension and postretirement long-term liabilities.

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
Cash provided by operating activities was $515.8 million for the year ended December 31, 2009. Key components to operating cash flow include the following:
•	$(6,453.3) million in net loss, which includes the impact of the intangible asset impairment charges.

•	$6,423.9 million of net non-cash items consisting of the intangible asset impairment charges of $7,337.8 million, offset by $(913.9) million in deferred income taxes, which includes the tax impact of the intangible asset impairment charges.

•	$791.2 million of other net non-cash items primarily consisting of $578.8 million of depreciation and amortization, $146.5 million in bad debt provision, $25.1 million in other non-cash items, primarily related to the amortization of deferred financing costs, $17.6 million associated with net reorganization items, $11.4 million of stock-based compensation expense, an increase in interest expense of $10.5 million associated with the change in fair value of our interest rate swaps and $1.3 million of restructuring expenses.

•	$171.6 million net use of cash from a decrease in deferred directory revenues of $226.3 million, primarily due to lower advertising sales, offset by a net decrease in accounts receivable of $54.7 million, which is comprised of a decrease in accounts receivable of $201.2 million, offset by the provision for bad debts of $146.5 million. During 2009, the Company has experienced deterioration in its accounts receivable aging categories, which has been driven by weaker economic conditions. The change in deferred revenues and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenues and billed to clients.

•	$39.2 million net source of cash from a decrease in other assets, consisting of a $41.2 million decrease in other current and non-current assets, primarily relating to deferred commissions, print, paper and delivery costs and changes in the fair value of the Company’s interest rate swap agreements, offset by a $2.0 million increase in prepaid directory costs resulting from publication seasonality.

•	$8.9 million net source of cash from an increase in accounts payable and accrued liabilities, primarily resulting from an increase in accrued interest payable of $65.1 million and a $13.7 million increase in other accrued liabilities, offset by a $69.9 million decrease in trade accounts payable. These changes comprise items included in liabilities subject to compromise on the consolidated balance sheet at December 31, 2009. The source of cash from an increase in accounts payable and accrued liabilities is a direct result of filing the Chapter 11 petitions, whereby payment of pre-petition obligations has been delayed.

•	$122.5 million decrease in other non-current liabilities primarily resulting from deferred taxes, the change in pension and postretirement long-term liabilities and the change in fair value of our interest rate swaps.

Cash used in investing activities for the year ended December 31, 2009 was $33.4 million and relates to the purchase of fixed assets, primarily computer equipment, software and leasehold improvements.
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
Contractual Obligations
The contractual obligations table presented below sets forth our annual commitments for principal and interest payments on our debt as well as other cash obligations for the next five years and thereafter as of December 31, 2010. The debt repayments as presented in this table include the scheduled principal payments under the current debt agreements as well as an estimate of additional debt repayments resulting from cash flow sweep requirements under our amended and restated credit facilities. Our amended and restated credit facilities require that a certain percentage of annual excess cash flow, as defined in the debt agreements, be used to repay amounts under the amended and restated credit facilities. The debt repayments exclude fair value adjustments required by GAAP as a result of our adoption of fresh start accounting of $91.0 million, as these adjustments do not impact our payment obligations.

	Payments Due by Period
		Less than	1-3	3-5	More than 5
(amounts in millions)	Total	1 Year	Years	Years	Years

Principal Payments on Long-Term Debt (1)	$2,828.2	$283.0	$464.1	$1,781.1	$300.0
Interest on Long-Term Debt (2)	805.2	200.3	372.4	184.7	47.8
Operating Leases (3)	56.2	20.0	24.1	12.0	0.1
Unconditional Purchase Obligations (4)	72.1	34.6	36.1	1.4	—
Other Long-Term Liabilities (5)	191.6	27.1	36.6	36.1	91.8

Total Contractual Obligations	$3,953.3	$565.0	$933.3	$2,015.3	$439.7

(1)	Included in long-term debt are principal amounts owed under the amended and restated credit facilities and the Dex One Senior Subordinated Notes, including the current portion of long-term debt and an estimate of additional debt repayments resulting from cash flow sweep requirements under our amended and restated credit facilities, as of December 31, 2010.

(2)	Interest on debt represents cash interest payment obligations assuming all indebtedness as of December 31, 2010 will be paid in accordance with its contractual maturity and assumes interest rates on variable interest debt as of December 31, 2010 will remain unchanged in future periods. Please refer to “Liquidity and Capital Resources” for interest rates on the amended and restated credit facilities and the Dex One Senior Subordinated Notes.

(3)	We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms. Some lease agreements provide us with renewal or early termination options. Our future operating lease obligations would change if we exercised these renewal or early termination options and if we entered into additional operating lease agreements. The amounts in the table assume we do not exercise any such renewal or early termination options.

(4)	In connection with our software system modernization and on-going support services, we are obligated to pay an IT outsource service provider approximately $45.0 million over the years 2011 through 2012. Effective January 1, 2010, an Internet Yellow Pages reseller agreement was amended and restated whereby we are obligated to pay to AT&T $21.8 million over the years 2011 through 2012. We have entered into a Directory Advertisement agreement with a CMR to cover advertising placed with the Company by the CMR on behalf of Qwest. Under this agreement, we are obligated to pay the CMR approximately $5.2 million for commissions over the years 2011 through 2014.

(5)	We have defined benefit plans covering substantially all employees. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. Based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table. See Item 8, “Financial Statements and Supplementary Data” — Note 10, “Benefit Plans” for information related to our benefit plans. Those expected future benefit payments, including administrative expenses, net of employee contributions, are included in the table above. We expect to make contributions of approximately $16.0 million and $1.1 million to our pension plans and postretirement plan, respectively, in 2011.

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
The Company has entered into the following interest rate swaps that effectively convert approximately $500.0 million, or 21%, of the Company’s variable rate debt to fixed rate debt as of December 31, 2010. Since the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at December 31, 2010, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At December 31, 2010, approximately 89% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 29% of our total debt portfolio as of December 31, 2010. The interest rate swaps mature at varying dates from February 2012 through February 2013.
Interest Rate Swaps — Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$300	(2)	1.20% - 1.796%	February 29, 2012 — February 28, 2013
March 5, 2010	100	(1)	1.688%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013

Total	$500

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.5%. The weighted average rate received on our interest rate swaps was 0.3% for the eleven months ended December 31, 2010. These periodic payments and receipts are recorded as interest expense.
The notional amount of our interest rate swaps is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Assuming a 0.125% increase in the interest rate associated with the floating rate borrowings under our amended and restated credit facilities (after giving effect to the interest rate swaps), interest expense would increase $2.4 million on an annual basis.
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

We use derivative financial instruments for cash flow hedging purposes only and not for trading or speculative purposes. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it is not subject to credit risk. The Company minimizes the credit risk in derivative financial instruments by entering into transactions with major financial institutions with credit ratings of AA- or higher, or the equivalent dependent upon the credit rating agency.
Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies - Derivative Financial Instruments and Hedging Activities” and Note 7, “Derivative Financial Instruments,” for additional information regarding our derivative financial instruments and hedging activities.
Market Risk Sensitive Instruments
All derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair values of our interest rate swaps and interest rate caps are determined based on quoted market prices. These derivative instruments have not been designated as cash flow hedges and as such, the initial fair value and any subsequent gains or losses on the change in the fair value of the interest rate swaps and interest rate caps are reported in earnings as a component of interest expense. Any gains or losses related to the quarterly fair value adjustments are presented as an operating activity on the consolidated statements of cash flows.
See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Interest Expense and Deferred Financing Costs” for information on the impact our interest rate swaps and interest rate caps had on interest expense.
For derivative instruments that are designated as cash flow hedges and that are determined to provide an effective hedge, the differences between the fair value and the book value of the derivative instruments are recognized in accumulated other comprehensive income (loss), a component of shareholders’ equity (deficit).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
DEX ONE CORPORATION

Page
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 (Successor Company) and December 31, 2009 (Predecessor Company)	F-4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the eleven months ended December 31, 2010 (Successor Company), the one month ended January 31, 2010 and each of the years in the two year period ended December 31, 2009 (Predecessor Company)
F-5
Consolidated Statements of Cash Flows for the eleven months ended December 31, 2010 (Successor Company), the one month ended January 31, 2010 and each of the years in the two year period ended December 31, 2009 (Predecessor Company)
F-6
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the eleven months ended December 31, 2010 (Successor Company), the one month ended January 31, 2010 and each of the years in the two year period ended December 31, 2009 (Predecessor Company)
F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Dex One Corporation:
We have audited the accompanying consolidated balance sheets of Dex One Corporation and subsidiaries as of December 31, 2010 (Successor) and R.H. Donnelley Corporation and subsidiaries as of December 31, 2009 (Predecessor), and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in shareholders’ equity (deficit) for the eleven-month period ended December 31, 2010 (Successor), one-month period ended January 31, 2010 (Predecessor) and the years ended December 31, 2009 and 2008 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dex One Corporation and subsidiaries as of December 31, 2010 (Successor) and R.H. Donnelley Corporation and subsidiaries as of December 31, 2009 (Predecessor), and the results of their operations and their cash flows for the eleven-month period ended December 31, 2010 (Successor), one-month period ended January 31, 2010 (Predecessor) and years ended December 31, 2009 and 2008 (Predecessor), in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dex One Corporation’s internal control over financial reporting as of December 31, 2010 (Successor), based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Raleigh, North Carolina
March 4, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Dex One Corporation:
We have audited Dex One Corporation’s internal control over financial reporting as of December 31, 2010 (Successor), based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dex One Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Dex One Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dex One Corporation and subsidiaries as of December 31, 2010 (Successor) and R.H. Donnelley Corporation and subsidiaries as of December 31, 2009 (Predecessor), and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in shareholders’ equity (deficit) for the eleven-month period ended December 31, 2010 (Successor), one-month period ended January 31, 2010 (Predecessor) and the years ended December 31, 2009 and 2008 (Predecessor), and our report dated March 4, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Raleigh, North Carolina
March 4, 2011

DEX ONE CORPORATION
CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	Company	Company
(in thousands, except share data)	December 31, 2010	December 31, 2009

Assets
Current Assets
Cash and cash equivalents	$127,852	$665,940
Accounts receivable:
Billed	186,477	244,048
Unbilled	567,839	636,350
Allowance for doubtful accounts	(75,891)	(54,612)

Net accounts receivable	678,425	825,786
Deferred directory costs	147,025	138,061
Short-term deferred income taxes, net	84,149	—
Prepaid expenses and other current assets	82,656	90,928

Total current assets	1,120,107	1,720,715

Fixed assets and computer software, net	188,749	157,272
Deferred income taxes, net	—	399,885
Other non-current assets	9,762	62,699
Intangible assets, net	2,369,156	2,158,223
Goodwill, net	801,074	—

Total Assets	$4,488,848	$4,498,794

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities Not Subject to Compromise
Accounts payable and accrued liabilities	$154,540	$168,488
Short-term deferred income taxes, net	—	108,184
Accrued interest	30,905	4,643
Deferred directory revenues	722,566	848,775
Current portion of long-term debt	249,301	993,528

Total current liabilities not subject to compromise	1,157,312	2,123,618

Long-term debt	2,487,920	2,561,248
Deferred income taxes, net	205,812	—
Other non-current liabilities	111,888	380,163

Total liabilities not subject to compromise	3,962,932	5,065,029

Liabilities subject to compromise	—	6,352,813

Commitments and contingencies

Shareholders’ Equity (Deficit)
Successor Company common stock, par value $.001 per share, authorized — 300,000,000 shares; issued and outstanding—50,031,441shares at December 31, 2010	50	—
Predecessor Company common stock, par value $1 per share, authorized - 400,000,000 shares; issued—88,169,275 shares and outstanding—68,955,674 shares at December 31, 2009	—	88,169
Additional paid-in capital	1,455,223	2,442,549
Accumulated deficit	(923,592)	(9,137,160)
Predecessor Company treasury stock, at cost, 19,213,601 shares at December 31, 2009	—	(256,114)
Accumulated other comprehensive loss	(5,765)	(56,492)

Total shareholders’ equity (deficit)	525,916	(6,919,048)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,488,848	$4,498,794

The accompanying notes are an integral part of the consolidated financial statements.

DEX ONE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Successor Company	Predecessor Company
	Eleven Months	One Month	Year Ended	Year Ended
	Ended	Ended	December 31,	December 31,
(in thousands, except per share data)	December 31, 2010	January 31, 2010	2009	2008

Net revenues	$830,887	$160,372	$2,202,447	$2,616,811

Expenses:
Production and distribution expenses (exclusive of depreciation and amortization shown separately below)	222,968	27,255	375,331	421,857
Selling and support expenses	378,837	40,680	610,291	687,516
General and administrative expenses	146,393	8,202	97,713	159,478
Depreciation and amortization	217,679	20,161	578,840	483,268
Impairment charges	1,159,266	—	7,337,775	3,870,409

Total expenses	2,125,143	96,298	8,999,950	5,622,528

Operating income (loss)	(1,294,256)	64,074	(6,797,503)	(3,005,717)

Interest expense, net	(249,451)	(19,656)	(489,542)	(835,472)
Gain on debt transactions, net	—	—	—	265,166

Income (loss) before reorganization items, net and income taxes	(1,543,707)	44,418	(7,287,045)	(3,576,023)

Reorganization items, net	—	7,793,132	(94,768)	—

Income (loss) before income taxes	(1,543,707)	7,837,550	(7,381,813)	(3,576,023)

(Provision) benefit for income taxes	620,115	(917,541)	928,520	1,277,696

Net income (loss)	$(923,592)	$6,920,009	$(6,453,293)	$(2,298,327)

Earnings (loss) per share:
Basic	$(18.46)	$100.3	$(93.67)	$(33.41)

Diluted	$(18.46)	$100.2	$(93.67)	$(33.41)

Shares used in computing earnings (loss) per share:
Basic	50,020	69,013	68,896	68,793

Diluted	50,020	69,052	68,896	68,793

Comprehensive Income (Loss)
Net income (loss)	$(923,592)	$6,920,009	$(6,453,293)	$(2,298,327)
Amortization of gain (loss) on interest rate swaps, net of tax provision (benefit) of $—, $— and $(4,385) for the one month ended January 31, 2010 and years ended December 31, 2009 and 2008, respectively	—	1,083	5,606	(5,724)
Benefit plans adjustment, net of tax provision (benefit) of $(3,504), $—, $— and $(24,902) for the eleven months ended December 31, 2010, one month ended January 31, 2010 and years ended December 31, 2009 and 2008, respectively	(5,765)	(4,535)	10,713	(41,347)

Comprehensive income (loss)	$(929,357)	$6,916,557	$(6,436,974)	$(2,345,398)

The accompanying notes are an integral part of the consolidated financial statements.

DEX ONECORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Company	Predecessor Company
	Eleven Months	One Month	Year Ended	Year Ended
	Ended	Ended	December 31,	December 31,
(in thousands)	December 31, 2010	January 31, 2010	2009	2008

Cash Flows from Operating Activities
Net income (loss)	$(923,592)	$6,920,009	$(6,453,293)	$(2,298,327)
Reconciliation of net income (loss) to net cash provided by operating activities:
Impairment charges	1,159,266	—	7,337,775	3,870,409
Gain on debt transactions, net	—	—	—	(265,166)
Depreciation and amortization	217,679	20,161	578,840	483,268
Deferred income tax provision (benefit)	(617,606)	916,921	(913,872)	(1,311,891)
Reduction in goodwill	158,427	—	—	—
Restructuring expenses	17,858	—	1,271	10,202
Provision for bad debts	16,364	7,822	146,553	138,353
Stock-based compensation expense	4,489	613	11,393	29,509
Change in fair value of interest rate swaps and interest rate caps	8,195	2,298	10,480	24,683
Other non-cash items, net	24,118	(2,762)	25,071	4,972
Non-cash reorganization items, net	—	(7,830,144)	17,576	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	62,171	19,847	54,688	(101,911)
(Increase) decrease in other assets	(142,325)	10,690	39,150	45,020
(Decrease) increase in accounts payable and accrued liabilities	(4,999)	9,611	8,968	(34,159)
Increase (decrease) in deferred directory revenue	701,602	(36,773)	(226,307)	(95,764)
(Decrease) increase in other non-current liabilities	(169,288)	33,448	(122,471)	49,496

Net cash provided by operating activities	512,359	71,741	515,822	548,694

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(36,527)	(1,766)	(33,385)	(70,642)
Proceeds from sale of assets	926	—	—	—
Equity investment disposition	—	—	—	4,318

Net cash used in investing activities	(35,601)	(1,766)	(33,385)	(66,324)

Cash Flows from Financing Activities
Additional borrowings under the credit facilities, net of costs	—	—	—	1,017,202
Credit facilities repayments	(556,637)	(511,272)	(290,071)	(1,281,701)
Note repurchases and related costs	—	—	—	(92,130)
Revolver borrowings	—	—	361,000	398,100
Revolver repayments	—	—	(18,749)	(422,150)
Debt issuance costs and other financing items, net	(1,233)	(22,096)	—	(10,647)
Repurchase of common stock	—	—	—	(6,112)
Proceeds from employee stock option exercises	—	—	—	95
Increase (decrease) in checks not yet presented for payment	9,509	(3,092)	124	(84)

Net cash (used in) provided by financing activities	(548,361)	(536,460)	52,304	(397,247)

(Decrease) increase in cash and cash equivalents	(71,603)	(466,485)	534,741	85,123
Cash and cash equivalents, beginning of period	199,455	665,940	131,199	46,076

Cash and cash equivalents, end of period	$127,852	$199,455	$665,940	$131,199

Supplemental Information
Cash paid:
Interest, net	$182,176	$15,460	$388,112	$746,529

Income taxes, net	$311	$—	$7,873	$1,587

Non-cash financing activities:
Reduction of debt from Debt Exchanges	$—	$—	$—	$(172,804)

The accompanying notes are an integral part of the consolidated financial statements.

DEX ONE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Total
					Other	Shareholders’
		Additional	Accumulated	Treasury	Comprehensive	Equity
(in thousands)	Common Stock	Paid-in Capital	Deficit	Stock	Loss	(Deficit)

Balance, December 31, 2007 (Predecessor Company)	$88,169	$2,402,181	$(385,540)	$(256,334)	$(25,740)	$1,822,736
Net loss	—	—	(2,298,327)	—	—	(2,298,327)
Employee stock option exercises	—	38	—	57	—	95
Other adjustments related to compensatory stock awards	—	(317)	—	—	—	(317)
Amortization of loss on interest rate swaps, net of tax	—	—	—	—	(5,724)	(5,724)
Benefit plans adjustment, net of tax	—	—	—	—	(41,347)	(41,347)
Compensatory stock awards	—	29,509	—	—	—	29,509

Balance, December 31, 2008 (Predecessor Company)	88,169	2,431,411	(2,683,867)	(256,277)	(72,811)	(493,375)
Net loss	—	—	(6,453,293)	—	—	(6,453,293)
Other adjustments related to compensatory stock awards	—	(255)	—	163	—	(92)
Amortization of gain on interest rate swaps, net of tax	—	—	—	—	5,606	5,606
Benefit plans adjustment, net of tax	—	—	—	—	10,713	10,713
Compensatory stock awards	—	11,393	—	—	—	11,393

Balance, December 31, 2009 (Predecessor Company)	88,169	2,442,549	(9,137,160)	(256,114)	(56,492)	(6,919,048)
Net income	—	—	6,920,009	—	—	6,920,009
Compensatory stock awards	—	613	—	—	—	613
Other adjustments related to compensatory stock awards	—	(103)	—	103	—	—
Amortization of gain on interest rate swaps, net of tax	—	—	—	—	1,083	1,083
Benefit plans adjustment, net of tax	—	—	—	—	(4,535)	(4,535)
Cancellation of Predecessor Company common stock .	(88,169)	—	—	—	—	(88,169)
Elimination of Predecessor Company additional paid-in capital, accumulated deficit, treasury stock and accumulated other comprehensive loss	—	(2,443,059)	2,217,151	256,011	59,944	90,047

Balance, January 31, 2010 (Predecessor Company)	$—	$—	$—	$—	$—	$—

Issuance of Successor Company common stock	$50	$—	$—	$—	$—	$50
Establishment of Successor Company additional paid-in capital	—	1,450,734	—	—	—	1,450,734

Balance, February 1, 2010 (Successor Company)	50	1,450,734	—	—	—	1,450,784
Net loss	—	—	(923,592)	—	—	(923,592)
Compensatory stock awards	—	4,489	—	—	—	4,489
Benefit plans adjustment, net of tax	—	—	—	—	(5,765)	(5,765)

Balance, December 31, 2010 (Successor Company)	$50	$1,455,223	$(923,592)	$—	$(5,765)	$525,916

The accompanying notes are an integral part of the consolidated financial statements.

DEX ONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share data and percentages and where otherwise indicated)
1. Business and Basis of Presentation
The consolidated financial statements include the accounts of Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” “Successor Company,” or “Company,” “we,” “us” and “our”) subsequent to the Effective Date, which is defined below. As of December 31, 2010, R.H. Donnelley Corporation, R.H. Donnelley Inc. (“RHDI” or “RHD Inc.”), Dex Media, Inc. (“Dex Media”), Business.com, Inc. (“Business.com”) and Dex One Service, Inc. (“Dex One Service”) were our only direct wholly-owned subsidiaries. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of Dex One as of and for the eleven months ended December 31, 2010. All intercompany transactions and balances have been eliminated.
Dex One became the successor registrant to R.H. Donnelley Corporation (“RHD” or the “Predecessor Company,” “we,” “us” and “our” for operations prior to January 29, 2010, the “Effective Date”) upon emergence from Chapter 11 proceedings under Title 11 of the United States Code (“Chapter 11”) on the Effective Date. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of RHD as of and for the one month ended January 31, 2010 and for each of the years in the two year period ended December 31, 2009. See Note 3, “Fresh Start Accounting” for a presentation of the impact of emergence from reorganization and fresh start accounting on our financial position, results of operations and cash flows.
Corporate Overview
We are a marketing solutions company that helps local businesses generate leads and manage their presence among consumers in the markets we serve. Our marketing solutions combine multiple media platforms that drive large volumes of leads to our clients. Our locally based marketing consultants offer local businesses personalized marketing consulting services and exposure across these media platforms, including our print, online and mobile yellow pages and search solutions, as well as major search engines.
Our proprietary marketing solutions include our Dex published yellow pages directories, which we co-brand with other recognizable brands in the industry such as Qwest, CenturyLink and AT&T, our Internet yellow pages site, DexKnows.com ® and our mobile application, Dex Mobile ®. Our growing list of marketing solutions also include local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, keyword and search engine optimization strategies and programs, distribution strategies, social strategies, and tracking and reporting. Our digital affiliate marketing solutions are powered by our search engine marketing product, DexNet™, which extends our clients’ reach to our leading Internet and mobile partners to attract consumers searching for local products and services within our markets.
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

Departure of Former Chairman and Chief Executive Officer
Effective May 28, 2010 (the “Separation Date”), our former Chairman and Chief Executive Officer, David C. Swanson, left the Company. In connection with Mr. Swanson’s departure, the Company entered into a Separation Agreement with Mr. Swanson (the “Separation Agreement”) on May 20, 2010. The Separation Agreement provides that Mr. Swanson will receive severance benefits to which he is entitled under his Amended and Restated Employment Agreement (the “Employment Agreement”), in connection with a termination not for Cause following a Change of Control (as such terms are defined in the Employment Agreement). In accordance with the Separation Agreement, Mr. Swanson received a lump-sum separation payment of $6.4 million plus accrued and unpaid salary and vacation days totaling $0.5 million during the second quarter of 2010 and will receive a pro rata portion of his 2010 annual bonus of approximately $0.3 million no later than March 15, 2011. As a result of Mr. Swanson’s departure, the Company recognized one-time charges of $9.5 million, offset by a curtailment gain of $3.8 million during the second quarter of 2010. During the fourth quarter of 2010, Mr. Swanson received $5.7 million in full satisfaction for amounts due to him under certain non-qualified pension plans and $0.5 million associated with his vested benefits under the Company’s qualified pension plan and under the R.H. Donnelley Corporation Restoration Plan.
Following the Separation Date, Mr. Swanson has no equity interest in the Company or any of its affiliates or subsidiaries other than 25,320 previously issued and currently vested stock appreciation rights in the Company. All other unvested stock appreciation rights held by Mr. Swanson have terminated. Mr. Swanson will continue to participate in the Company’s 2009 Long Term Incentive Plan (“2009 LTIP”) and will be eligible to receive payment of up to $3.5 million under the 2009 LTIP subject to satisfaction of the performance standards contained in the 2009 LTIP.
Reclassifications
Certain prior period amounts included in the consolidated statements of operations have been reclassified to conform to the current period’s presentation. Purchased traffic costs incurred to direct traffic to our online properties have been reclassified from advertising expense, a component of selling and support expenses, to production and distribution expenses in the consolidated statements of operations. In addition, information technology expenses have been reclassified from production and distribution expenses to general and administrative expenses in the consolidated statements of operations. These reclassifications had no impact on operating loss or net loss for the years ended December 31, 2009 and 2008. The tables below summarize these reclassifications.

	Year Ended December 31, 2009
	As
	Previously		As
	Reported	Reclass	Reclassified

Production and distribution expenses	$350,729	$24,602	$375,331
Selling and support expenses	663,638	(53,347)	610,291
General and administrative expenses	68,968	28,745	97,713

	Year Ended December 31, 2008
	As
	Previously		As
	Reported	Reclass	Reclassified

Production and distribution expenses	$418,258	$3,599	$421,857
Selling and support expenses	729,663	(42,147)	687,516
General and administrative expenses	120,930	38,548	159,478
In addition, certain prior period amounts associated with accounts receivable that are included in the consolidated balance sheets and restructuring expenses that are included in the consolidated statements of cash flows have been reclassified to conform to the current period’s presentation.

Filing of Voluntary Petitions in Chapter 11
On May 28, 2009 (the “Petition Date”), the Predecessor Company and its subsidiaries (collectively with the Predecessor Company, the “Debtors”) filed voluntary petitions for Chapter 11 relief in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).
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
Consummation of the Plan
Issuance of New Common Stock
Upon emergence from Chapter 11 and pursuant to the Plan, all of the issued and outstanding shares of the Predecessor Company’s common stock and any other outstanding equity securities of the Predecessor Company including all stock options, stock appreciation rights (“SARs”) and restricted stock, were cancelled. On the Effective Date, the Company issued an aggregate amount of 50,000,001 shares of new common stock, par value $.001 per share. See Note 15, “Capital Stock” for additional information regarding our new common stock.

Distributions Pursuant to the Plan
Since the Effective Date, the Company has consummated the various transactions contemplated under the confirmed Plan. The Company has made the following distributions of stock and securities that were required to be made under the Plan to creditors with allowed claims:
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
As of December 31, 2010 and pursuant to the Plan, the Company has made distributions in cash on account of all of the allowed claims of general unsecured creditors. Pursuant to the terms of the Plan, the Company also made certain additional payments to certain creditors, including certain distributions that became due and owing subsequent to the initial distribution date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the Chapter 11 Cases.
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

Accounting Matters Resulting from the Chapter 11 Proceedings
The filing of the Chapter 11 petitions constituted an event of default under the indentures governing the Predecessor Company’s Notes in Default and the debt obligations under those instruments became automatically and immediately due and payable, although any actions to enforce such payment obligations were automatically stayed under applicable bankruptcy laws. Based on the bankruptcy petitions, the Notes in Default were included in liabilities subject to compromise on the consolidated balance sheet at December 31, 2009.
The filing of the Chapter 11 petitions also constituted an event of default under the Predecessor Company’s credit facilities. However, pursuant to the Plan, these secured lenders received 100% principal recovery and scheduled amortization and interest subsequent to the filing of the Chapter 11 petitions. The Predecessor Company has determined that the fair value of the collateral securing each of its credit facilities exceeded the book value of such credit facilities, including accrued interest and interest rate swap liabilities associated with each of the credit facilities, and therefore, the credit facilities were excluded from liabilities subject to compromise on the consolidated balance sheet at December 31, 2009.
As a result of filing the Chapter 11 petitions, certain interest rate swaps were terminated by the respective counterparties and, as such, were no longer deemed financial instruments to be measured at fair value. These interest rate swaps were not settled prior to the Effective Date. In conjunction with the amendment and restatement of the Predecessor Company’s credit facilities on the Effective Date, these interest rate swaps were converted into a new tranche of term loans under each of the related credit facilities. See Note 7, “Derivative Financial Instruments” for additional information.
For periods subsequent to the Chapter 11 bankruptcy filing, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations (“FASB ASC 852”), has been applied in preparing the Predecessor Company’s consolidated financial statements. FASB ASC 852 requires that the financial statements distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses including professional fees, realized gains and losses and provisions for losses that were realized from the reorganization and restructuring process were classified as reorganization items on the consolidated statement of operations. Additionally, on the consolidated balance sheet at December 31, 2009, liabilities were segregated between liabilities not subject to compromise and liabilities subject to compromise. Liabilities subject to compromise were reported at their pre-petition amounts or current unimpaired values, even if they were settled for lesser amounts.
The Predecessor Company’s financial statements included in this Annual Report do not purport to reflect or provide for the consequences of the Chapter 11 bankruptcy proceeding. In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareholders’ deficit accounts, the effects of any changes that may be made in the Predecessor Company’s capitalization; or (iv) as to operations, the effects of any changes that may be made to the Predecessor Company’s business.
Going Concern
As a result of our emergence from the Chapter 11 proceedings and the restructuring of the Predecessor Company’s outstanding debt, we believe that Dex One will generate sufficient cash flow from operations to satisfy all of its debt obligations according to applicable terms and conditions for a reasonable period of time. See Note 3, “Fresh Start Accounting” for information and analysis on our emergence from the Chapter 11 proceedings and the impact on our financial position. The Company’s goodwill and non-goodwill intangible asset impairment charges during the eleven months ended December 31, 2010 do not affect our ability to continue as a going concern, as we are permitted to exclude such charges from debt covenant evaluations.

2. Summary of Significant Accounting Policies
Fresh start accounting and reporting permits a company to select its appropriate accounting policies. As of February 1, 2010 (the “Fresh Start Reporting Date”), the Company adopted the Predecessor Company’s significant accounting policies, which are disclosed below. As a result, there is no separate distinction of significant accounting policies between the Company and the Predecessor Company other than to present financial results for the respective reporting periods.
Revenue Recognition
Our advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish. Advertising revenues also include revenues for Internet-based advertising products including online directories, such as DexKnows.com and DexNet. Advertising revenues are affected by several factors, including changes in the quantity and size of advertisements, acquisition of new clients, renewal rates of existing clients, premium advertisements sold, changes in advertisement pricing, the introduction of new products, an increase in competition and more fragmentation in the local business search market and general economic factors. Revenues with respect to print advertising and Internet-based advertising products that are sold with print advertising are recognized under the deferral and amortization method. Revenues related to our print advertising and Internet-based advertising products that are sold with print advertising are initially deferred when a directory is published, net of sales claims and allowances, and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to Internet-based services that are sold standalone, such as DexNet, are recognized as delivered or fulfilled. Revenues with respect to our advertising products that are non-performance based are recognized ratably over the life of the contract commencing when they are first delivered or fulfilled. Revenues with respect to our advertising products that are performance-based are recognized as the service is delivered or fulfilled.
Revenue and deferred revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based primarily on historical experience. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer represent the amount of claims we may incur in the future. The Company recorded sales claims allowances of $9.9 million for the eleven months ended December 31, 2010. The Predecessor Company recorded sales claims allowances of $3.5 million, $43.8 million and $45.3 million for the one month ended January 31, 2010 and years ended December 31, 2009 and 2008, respectively.
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

Accounts Receivable
Accounts receivable consist of balances owed to us by our advertising clients. Our clients typically enter into a twelve-month contract for their advertising. Most local clients are billed a pro rata amount of their contract value on a monthly basis. On behalf of our national clients, Certified Marketing Representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to our clients. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience. We increase or decrease this estimate as information or circumstances indicate that the estimate no longer appropriately represents the amount of bad debts and sales claims that are probable to be incurred. Unbilled receivables represent contractually owed amounts, net of an allowance for doubtful accounts and sales claims, for published directories that have yet to be billed to our clients.
The Company’s write-off policy for accounts receivables associated with our local clients is designed to secure the collection of past-due funds as part of the sales renewal cycle, while the write-off policy for our national clients is determined based on the delinquency stage combined with CMR responsiveness to collection requests. Generally, local client accounts receivable balances are considered eligible for write-off following completion of the annual sales renewal cycle and identification of those local clients with past due accounts receivable balances who have not renewed contracts with the Company for the following year, as management has deemed collectability of these past-due accounts receivables to be impaired. Exceptions to the Company’s standard write-off policy include: (1) acceleration of write-off for clients who are out of business as demonstrated via disconnected phone lines or declaring bankruptcy, (2) deferral of write-offs for clients prepaying in full for new advertising with a commitment to pay off past-due balances and (3) deferral of write-off for clients continuing to make payments on past-due accounts receivables, even if the client has not renewed its contract for the following year. The Company does not have either a threshold dollar amount or aging period to trigger an accounts receivable balance write-off. Collection processes are performed in accordance with the Fair Debt Collections Practices Act where appropriate and contacts to clients are made at defined time intervals to solicit payment and/or determine why payment has not been made. When appropriate in the collection process, clients are transferred to Company designated resources to resolve outstanding issues or file claims for adjustments of accounts receivable balances. The Company’s bad debt policy includes guidelines for write-off of accounts as well as authorization and approval requirements. The process for estimating the ultimate collection of accounts receivables involves significant assumptions and judgments regarding the write-off of accounts receivables and estimates on recovery expectations relative to bad debt write-offs. The Company believes that its credit, collection, bad debt recovery and reserve processes, combined with monitoring of its billing process, help to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in reimbursement experience.
The Company recently initiated an update to its credit policies associated with accounts receivables, whereby we may extend partial or full open credit terms to clients with bad debt write-offs associated with prior year contracts. Terms of this program require clients to either complete a credit application for review and/or satisfy defined advance payment or personal guarantee requirements. Under the terms of this program, the accounts receivable balances previously designated as bad debt write-offs continue to be pursued for full recovery by designated outside collection agencies.
Identifiable Intangible Assets and Goodwill
Successor Company
Goodwill of $2.1 billion was recorded in connection with the Company’s adoption of fresh start accounting as discussed in Note 3, “Fresh Start Accounting” and represented the excess of the reorganization value of Dex One over the fair value of identified tangible and intangible assets. Goodwill is not amortized but is subject to impairment testing on an annual basis as of October 31st or more frequently if indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level, which represents one level below an operating segment in accordance with FASB ASC 350, Intangibles — Goodwill and Other (“FASB ASC 350”). As of December 31, 2010, the Company’s reporting units are RHDI, DME Inc., and DMW Inc. The Company performed its annual impairment test of goodwill as of October 31, 2010 and, as a result of identifying indicators of impairment noted below, an impairment test of goodwill as of September 30, 2010 and June 30, 2010 in accordance with FASB ASC 350. As a result of identifying indicators of impairment and in conjunction with our impairment test of goodwill as of September 30, 2010 and June 30, 2010, we also performed an impairment test of our definite-lived intangible assets and other long-lived assets in accordance with FASB ASC 360, Property, Plant and Equipment (“FASB ASC 360”). The results of these tests are discussed below.

The Company and the Predecessor Company review the carrying value of goodwill, definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. The Company and the Predecessor Company reviewed the following information, estimates and assumptions to determine if any indicators of impairment existed during the eleven months ended December 31, 2010 and the one month ended January 31, 2010, respectively:
•	Historical financial information, including revenue, profit margins, customer attrition data and price premiums enjoyed relative to competing independent publishers;

•	Long-term financial projections, including, but not limited to, revenue trends and profit margin trends;

•	Intangible asset and other long-lived asset carrying values and any changes in current and future use;

•	Trading values of our debt and equity securities;

•	Industry and economic trends; and

•	Other Company-specific and Predecessor Company-specific information.
Based upon the decline in the trading value of our debt and equity securities during the three months ended September 30, 2010, among other indicators, the Company concluded that there were indicators of impairment during the three months ended September 30, 2010. In addition, based upon the decline in the trading value of our debt and equity securities during the three months ended June 30, 2010 and the departure of our Chairman and Chief Executive Officer on May 28, 2010, among other indicators, the Company concluded that there were indicators of impairment during the three months ended June 30, 2010. The Company and the Predecessor Company concluded that there were no indicators of impairment during the three months ended December 31, 2010, two months ended March 31, 2010 and the one month ended January 31, 2010, respectively.
Our impairment tests of goodwill, definite-lived intangible assets and other long-lived assets were performed using information, estimates and assumptions described above. The Company’s definite-lived intangible assets and other long-lived assets have been assigned to the respective reporting unit they represent for impairment testing. The fair values of our definite-lived intangible assets were determined using unobservable inputs (level 3 in the fair value hierarchy) based on a discounted cash flow valuation technique. See Note 3, “Fresh Start Accounting” for additional information on how the fair values of our intangible assets were determined for our impairment testing, as a similar methodology and process was used in conjunction with our adoption of fresh start accounting. The impairment test of our definite-lived intangible assets and other long-lived assets was performed by comparing the carrying amount of our asset groups including definite-lived intangible assets and other long-lived assets, including goodwill, to the sum of their undiscounted expected future cash flows. In accordance with FASB ASC 360, impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the intangible asset, or its related group of assets, and other long-lived assets. The testing results of our definite-lived intangible assets and other long-lived assets resulted in an impairment charge associated with trade names and trademarks, technology, local customer relationships and other from our former Business.com reporting unit of $4.3 million and $17.3 million during the three months ended September 30, 2010 and June 30, 2010, respectively, for a total non-goodwill intangible asset impairment charge of $21.6 million during the eleven months ended December 31, 2010.
Our impairment test of goodwill was performed at the reporting unit level and involved a two-step process. The first step involved comparing the fair value of each reporting unit with the carrying amount of its assets and liabilities, including goodwill, as goodwill was specifically assigned to each of the reporting units upon our adoption of fresh start accounting. The fair value was determined by valuing the Company’s debt securities at par value, as the respective debt agreements include provisions that would require the debt securities to be repaid at par value upon a change of control, and by using a market based approach for the Company’s publicly traded common stock, which included a trailing 20-day average of the closing market price of our common stock ending October 31, 2010, September 30, 2010 and June 30, 2010, respectively. The aggregate debt and equity values were used to arrive at a consolidated Business Enterprise Value (“BEV”) for the Company. Since our reporting units’ equity securities are not publicly traded, there is no observable market information for these securities. As such, for our impairment test as of October 31, 2010 and September 30, 2010, we calculated a BEV for the RHDI, DME Inc. and DMW Inc. reporting units using unobservable inputs (level 3 in the fair value hierarchy) based on a discounted cash flow valuation technique. Our impairment test as of September 30, 2010 calculated a BEV for the former Business.com reporting unit using unobservable inputs (level 3 in the fair value hierarchy) based on a fair value of net asset approach. The fair value of net asset approach was deemed more appropriate based on revised financial projections through 2014 for the former Business.com reporting unit. Our impairment test as of June 30, 2010 calculated a BEV for each of our reporting units using unobservable inputs (level 3 in the fair value hierarchy)

based on a discounted cash flow valuation technique. The Company ensured that the sum of the individual reporting units’ BEVs was consistent with the Company’s consolidated BEV using observable market pricing.
As a result of our annual impairment test of goodwill, we determined that each of our reporting unit’s fair value exceeded the carrying amount of its assets and liabilities. Therefore the second step of the goodwill impairment test was not required to be performed. However, our impairment test of goodwill as of September 30, 2010 and June 30, 2010 determined that each of our reporting unit’s fair value was less than the carrying amount of its assets and liabilities, requiring us to proceed with the second step of the goodwill impairment test. In the second step of the testing process, the impairment loss was determined by comparing the implied fair value of each reporting unit’s goodwill to the recorded amount of goodwill. Determining the implied fair value of a reporting unit requires judgment and the use of significant estimates and assumptions noted above as well as other inputs such as discount rates and terminal growth rates where applicable. We believe that the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated or the amount of impairment recorded.
Determination of reporting unit fair value using the discounted cash flow method was based on the estimated future cash flows of each reporting unit, discounted to present value using risk-adjusted discount rates, which reflect the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Cash flow projections for our impairment test as of October 31, 2010 were derived from management’s financial projections for the period 2010 to 2015. Cash flow projections for our impairment test as of September 30, 2010 were derived from management’s financial projections for the period 2010 to 2014. Cash flow projections for our impairment test as of June 30, 2010 were derived from management’s financial projections for the period 2010 to 2013. Subsequent period cash flows were developed for each reporting unit using growth rates that the Company believes are reasonably likely to occur along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization. Supporting analyses used to determine each reporting unit’s fair value included (a) a comparison of selected financial data of the Company with similar data of other publicly held companies in businesses similar to ours and (b) an assessment of tax attributes. A detailed discussion of the discounted cash flow methodology, supporting analyses used and development of the Company’s business plan and long-term financial projections is presented in Note 3, “Fresh Start Accounting - Methodology, Analysis and Assumptions,” as a similar methodology and process was utilized to value the Company for fresh start accounting on February 1, 2010.
The fair value of net assets approach used for the valuation of the former Business.com reporting unit as of September 30, 2010 included a review of Business.com’s balance sheet at September 30, 2010 and resulted in an adjustment of certain amounts to their respective fair value. The methodology and assumptions used to determine the fair value of Business.com’s net assets at September 30, 2010 were similar to the methodology and assumptions used to value our net assets in fresh start accounting on February 1, 2010. See Note 3, “Fresh Start Accounting — Final Enterprise Value, Accounting Policies and Reorganized Consolidated Balance Sheet” for information on the methodologies and assumptions used to value our net assets in fresh start accounting. As of September 30, 2010, we determined that the remaining goodwill assigned to the former Business.com reporting unit was fully impaired.
Based upon this analysis, we recognized a goodwill impairment charge of $385.3 million and $752.3 million during the three months ended September 30, 2010 and June 30, 2010, respectively, for a total goodwill impairment charge of $1,137.6 million during the eleven months ended December 31, 2010, which has been recorded at each of our reporting units as follows:

	Three Months Ended		Eleven Months Ended
Reporting Unit	September 30, 2010	June 30, 2010	December 31, 2010

RHDI	$134,072	$243,674	$377,746
DME Inc.	103,169	241,512	344,681
DMW Inc.	141,868	225,955	367,823
Business.com	6,174	41,199	47,373

Total	$385,283	$752,340	$1,137,623

The following tables present a summary of the Company’s goodwill by reporting unit as well as critical assumptions used in the valuation of the reporting units at October 31, 2010, September 30, 2010 and June 30, 2010, respectively:

							Percentage
							By Which
							Reporting
							Unit Fair
						Reporting	Value
					Years of Cash	Unit	Exceeds
Reporting Unit				Terminal	Flow Before	Fair Value	its
at October 31,	Goodwill	Percentage of	Discount	Growth	Terminal	at October	Carrying
2010	Balance	Total	Rate	Rate (1)	Value	31, 2010	Value

RHDI	$246,089	25.7%	9.3%	0.0%	5.0 years	$1,385,000	10.8%
DME Inc.	327,402	34.1	9.3%	0.0%	5.0 years	1,010,000	1.9%
DMW Inc.	386,010	40.2	9.3%	0.0%	5.0 years	1,150,000	1.2%

Total	$959,501	100.0%	—	—	—	$3,545,000	—

							Percentage
							By Which
							Reporting
						Reporting	Unit Fair
						Unit	Value
					Years of Cash	Fair Value	Exceeds
Reporting Unit				Terminal	Flow Before	at	its
at September	Goodwill	Percentage of	Discount	Growth	Terminal	September	Carrying
30, 2010	Balance	Total	Rate	Rate (1)	Value	30, 2010	Value

RHDI	$246,089	25.7%	10.3%	0.0%	4.25 years	$1,310,000	0.0%
DME Inc.	327,402	34.1	10.3%	0.0%	4.25 years	1,045,000	0.0%
DMW Inc.	386,010	40.2	10.3%	0.0%	4.25 years	1,145,000	0.0%
Business.com	—	—	N/A	N/A	N/A	6,100	0.0%

Total	$959,501	100.0%	—	—	—	$3,506,100	—

N/A: Not applicable as the fair value of net assets approach was used for the valuation of the former Business.com reporting unit.

							Percentage
							By Which
							Reporting
							Unit Fair
						Reporting	Value
					Years of Cash	Unit	Exceeds
Reporting Unit				Terminal	Flow Before	Fair Value	its
At June	Goodwill	Percentage of	Discount	Growth	Terminal	at June 30,	Carrying
30, 2010	Balance	Total	Rate	Rate (1)	Value	2010	Value

RHDI	$380,161	28.3%	10.5%	0.0%	3.5 years	$1,540,000	0.0%
DME Inc.	430,571	32.0	10.5%	0.0%	3.5 years	1,180,000	0.0%
DMW Inc.	527,878	39.2	10.5%	0.0%	3.5 years	1,335,000	0.0%
Business.com	6,174	0.5	16.0%	1.0%	9.5 years	15,600	0.0%

Total	$1,344,784	100.0%	—	—	—	$4,070,600	—

(1)	Terminal growth rate is determined by reconciling the market value of our debt and equity securities as of October 31, 2010, September 30, 2010 and June 30, 2010, respectively, to the Company’s long-term financial projections.

The change in the carrying amount of goodwill for the eleven months ended December 31, 2010 is as follows:

Balance at February 1, 2010.	$2,097,124
Goodwill impairment charge during the three months ended June 30, 2010	(752,340)
Goodwill impairment charge during the three months ended September 30, 2010	(385,283)
Reduction in goodwill during the three months ended December 31, 2010	(158,427)

Balance at December 31, 2010	$801,074

The sum of the goodwill and non-goodwill intangible asset impairment charges totaled $1,159.3 million during the eleven months ended December 31, 2010. These impairment charges had no impact on current or future operating cash flow, compliance with debt covenants or tax attributes.
During the three months ended December 31, 2010, the Company recognized a reduction in goodwill of $158.4 million related to the finalization of cancellation of indebtedness income (“CODI”) and tax attribute reduction calculations required to be performed at December 31, 2010 associated with fresh start accounting.
The allocation of goodwill by reporting unit at December 31, 2010 is as follows:

Allocation of Goodwill at
Reporting Unit	December 31, 2010

RHDI	$250,518
DME Inc.	236,159
DMW Inc.	314,397

Total	$801,074

In connection with the Company’s adoption of fresh start accounting, identifiable intangible assets that were either developed by the Predecessor Company or acquired by the Predecessor Company in prior acquisitions have been recorded at their estimated fair value and are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. See Note 3, “Fresh Start Accounting” for additional information and how the fair values of our intangible assets were determined. Amortization expense related to the Company’s intangible assets was $167.0 million for the eleven months ended December 31, 2010 and was impacted by the increase in fair value of our intangible assets and the establishment of the estimated useful lives resulting from our adoption of fresh start accounting. Amortization expense for these intangible assets for the five succeeding years is estimated to be approximately $152.8 million, $152.2 million, $163.4 million, $152.9 million and $142.7 million, respectively. Amortization of intangible assets for tax purposes is approximately $481.0 million in 2010.
Our identifiable intangible assets and their respective book values at December 31, 2010, which are shown in the following table, have been adjusted for the impairment charges during the eleven months ended December 31, 2010 as noted above. The adjusted book values of these intangible assets represent their new cost basis. Accumulated amortization prior to the impairment charges has been eliminated and the new cost basis will be amortized over the remaining useful lives of the intangible assets.

					Technology,
	Directory	Local	National	Trade	Advertising
	Services	Customer	Customer	Names and	Commitments
	Agreements	Relationships	Relationships	Trademarks	& Other	Total

Net intangible assets carrying value	$1,330,000	$560,000	$175,000	$381,000	$85,500	$2,531,500
Accumulated amortization	(80,010)	(49,388)	(6,538)	(19,848)	(6,560)	(162,344)

Net intangible assets at December 31, 2010	$1,249,990	$510,612	$168,462	$361,152	$78,940	$2,369,156

The combined weighted average useful life of our identifiable intangible assets at December 31, 2010 is 21 years. The weighted average useful lives and amortization methodology for each of our identifiable intangible assets at December 31, 2010 are shown in the following table:

Weighted Average
Intangible Asset	Useful Lives	Amortization Methodology
Directory services agreements	26 years	Income forecast method (1)
Local customer relationships	14 years	Income forecast method (1)
National customer relationships	25 years	Income forecast method (1)
Trade names and trademarks	14 years	Straight-line method
Technology, advertising commitments and other	8 years	Income forecast method (1)

(1)	These identifiable intangible assets are being amortized under the income forecast method, which assumes the value derived from these intangible assets is greater in the earlier years and steadily declines over time.
The Company and the Predecessor Company evaluate the remaining useful lives of identifiable intangible assets and other long-lived assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible assets and other long-lived assets would be amortized prospectively over that revised remaining useful life. In conjunction with our impairment testing during the eleven months ended December 31, 2010, the Company evaluated the remaining useful lives of identifiable intangible assets and other long-lived assets by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit we have over competing independent publishers in our markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. In addition, in conjunction with our adoption of fresh start accounting and the determination of the fair value of our assets and liabilities in the first quarter of 2010, we evaluated the remaining useful lives of identifiable intangible assets and other long-lived assets by considering the factors noted above. Based on this evaluation, the Company has determined that the estimated useful lives of intangible assets presented above reflect the period they are expected to contribute to future cash flows and are therefore deemed appropriate.
If industry and local business conditions in our markets deteriorate in excess of current estimates, potentially resulting in further declines in advertising sales and operating results, and if the trading value of our debt and equity securities decline significantly, we will be required to once again assess the recoverability of goodwill in addition to our annual evaluation and recoverability and useful lives of our intangible assets and other long-lived assets. These factors, including changes to assumptions used in our impairment analysis as a result of these factors, could result in future impairment charges, a reduction of remaining useful lives associated with our intangible assets and other long-lived assets and acceleration of amortization expense.
Predecessor Company
As a result of prior acquisitions, certain long-term intangible assets were identified and recorded at their estimated fair values. The excess purchase price resulting from each of these acquisitions over the net tangible and identifiable intangible assets acquired was recorded as goodwill, all of which was impaired in 2008 as noted below.
Amortization expense related to the Predecessor Company’s intangible assets was $15.6 million for the one month ended January 31, 2010 and was impacted by the reduced carrying values of intangible assets resulting from impairment charges recorded by the Predecessor Company during the fourth quarter of 2009 and the associated reduction in remaining useful lives effective January 1, 2010 noted below. Amortization expense related to the Predecessor Company’s intangible assets was $514.6 million and $415.9 million for the years ended December 31, 2009 and 2008, respectively.

The acquired long-term intangible assets and their respective book values at December 31, 2009 were adjusted for the impairment charges during the fourth quarter of 2009 noted below and are shown in the following table.

	Directory Services	Local Customer	National CMR			Advertising	Technology, Network
	Agreements	Relationships	Relationships	Third-Party Contract	Trade Names	Commitment	Platforms & Other	Total

Carrying value:
Qwest	$989,738	$229,807	$50,044	$—	$490,000	$25,000	$—	$1,784,589
AT&T	151,964	90,000	10,003	—	—	—	—	251,967
CenturyLink	289,734	40,433	9,500	—	—	—	—	339,667
Business.com	—	1,184	—	4,699	18,500	—	17,467	41,850

Total	1,431,436	361,424	69,547	4,699	508,500	25,000	17,467	2,418,073
Accumulated amortization	—	(99,666)	(11,267)	—	(130,418)	(8,167)	(10,332)	(259,850)

Net intangible assets	$1,431,436	$261,758	$58,280	$4,699	$378,082	$16,833	$7,135	$2,158,223

As a result of filing the Chapter 11 petitions, the Predecessor Company performed impairment tests of its definite-lived intangible assets and other long-lived assets during the year ended December 31, 2009. During the fourth quarter of 2009 and in conjunction with the filing of its amended Plan and amended Disclosure Statement, the Predecessor Company finalized an extensive analysis associated with our emergence from Chapter 11. The Predecessor Company utilized information and assumptions discussed above, which were obtained from this analysis, to complete its impairment evaluation. As a result of the impairment evaluation, the Predecessor Company recognized an impairment charge of $7.3 billion during the fourth quarter of 2009 associated with directory services agreements, advertiser relationships, third party contracts and network platforms acquired in prior acquisitions. The fair values of these intangible assets were derived from a discounted cash flow analysis using a discount rate that is indicative of the risk that a market participant would be willing to accept. This analysis included a review of relevant financial metrics of peers within our industry.
In connection with the Predecessor Company’s impairment evaluation during 2009, the Predecessor Company also evaluated the remaining useful lives of its definite-lived intangible assets and other long-lived assets by considering the relevant factors noted above. At December 31, 2009, the Predecessor Company determined that due to the compression of its price premium benefit over competing independent publishers in its markets as well as a decline in market share during the year ended December 31, 2009, the remaining useful lives of the directory services agreements acquired in prior acquisitions were reduced from 33 years to weighted average remaining useful lives of 25 years for Dex Media East, 26 years for Dex Media West, 29 years for AT&T and 28 years for CenturyLink, effective January 1, 2010. Based on an assessment of future estimated cash flows, increased attrition rates and the impact on long-term financial projections, the remaining useful lives of third party contracts, advertiser relationships and network platforms acquired in a prior acquisition were reduced to 1, 5 and 9 years, respectively, effective January 1, 2010. The reduction to the remaining useful lives was necessary in order to better reflect the period these intangible assets were expected to contribute to future cash flow.
As a result of the decline in the trading value of the Predecessor Company’s debt and equity securities during 2008 and continuing negative industry and economic trends that directly affected its business, the Predecessor Company performed impairment tests of its goodwill, definite-lived intangible assets and other long-lived assets. The Predecessor Company used estimates and assumptions as noted above in its impairment evaluation. Based upon the impairment test of its goodwill, the Predecessor Company recognized goodwill impairment charges of $2.5 billion and $660.2 million during the three months ended March 31, 2008 and June 30, 2008, respectively, for total goodwill impairment charges of $3.1 billion during the year ended December 31, 2008. As a result of these impairment charges, the Predecessor Company had no recorded goodwill at December 31, 2008.

In addition, as a result of these tests, the Predecessor Company recognized an impairment charge of $744.0 million during the fourth quarter of 2008 associated with the local and national customer relationships acquired in prior acquisitions. The fair values of these intangible assets were derived from a discounted cash flow analysis using a discount rate that results in the present value of assets and liabilities equal to the then current fair value of the Predecessor Company’s debt and equity securities. Lastly, in connection with the launch of the next version of DexKnows.com, the tradenames and technology acquired in a prior acquisition were discontinued, which resulted in an impairment charge of $2.2 million during the fourth quarter of 2008. Total impairment charges related to the Predecessor Company’s intangible assets, excluding goodwill, were $746.2 million during the year ended December 31, 2008.
Additional Information
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
Directory services agreements between AT&T and the Company include a directory services license agreement, a non-competition agreement, an Internet Yellow Pages reseller agreement and a directory publishing listing agreement (collectively, “AT&T Directory Services Agreements”) with certain affiliates of AT&T. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for AT&T (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as AT&T’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the AT&T brand and logo on print directories in the Territory. The non-competition agreement prohibits AT&T (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing AT&T marks to any third party for that purpose. The Internet Yellow Pages reseller agreement grants us the (a) exclusive right to sell to local advertisers within the Territory Internet yellow pages advertising focused upon products and services to be offered within that territory, and (b) non-exclusive right to sell to local (excluding National advertisers) advertisers within the Territory Internet yellow pages advertising focused upon products and services to be offered outside of the Territory, in each case, onto the YellowPages.com platform. The directory publishing listing agreement gives us the right to purchase and use basic AT&T subscriber listing information and updates for the purpose of publishing directories. The AT&T Directory Services Agreements (other than the Internet Yellow Pages reseller agreement) have initial terms of 50 years, commencing in September 2004, subject to automatic renewal and early termination under specified circumstances. The Internet Yellow Pages reseller agreement had a term of 5 years that commenced in September 2004.

Directory services agreements between CenturyLink and the Company, which were executed in May 2006 in conjunction with Sprint’s spin-off of its local telephone business, include a directory services license agreement, a trademark license agreement and a non-competition agreement with certain affiliates of CenturyLink, as well as a non-competition agreement with Sprint entered into in January 2003 (collectively “CenturyLink Directory Services Agreements”). The CenturyLink Directory Services Agreements replaced the previously existing analogous agreements with Sprint, except that Sprint remained bound by its non-competition agreement. The directory services license agreement grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute yellow and white pages directories for CenturyLink (and its successors) in 18 states where CenturyLink provided local telephone service at the time of the agreement. The trademark license agreement grants us the exclusive license (and obligation as specified in the agreement) to use certain specified CenturyLink trademarks in those markets, and the non-competition agreements prohibit CenturyLink and Sprint (and their respective affiliates and successors) in those markets from selling local directory advertising, with certain limited exceptions, or producing, publishing and distributing print directories. The CenturyLink Directory Services Agreements have initial terms of 50 years, commencing in January 2003, subject to automatic renewal and early termination under specified circumstances.
Fixed Assets and Computer Software
Fixed assets and computer software are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are thirty years for buildings, five years for machinery and equipment, ten years for furniture and fixtures and three to five years for computer equipment and computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Fixed assets and computer software of the Successor Company at December 31, 2010 and the Predecessor Company at December 31, 2009 consisted of the following:

	Successor	Predecessor
	Company	Company
	December 31,	December 31,
	2010	2009

Computer software	$154,485	$208,058
Computer equipment	777	51,370
Machinery and equipment	27,537	9,725
Furniture and fixtures	13,824	18,297
Leasehold improvements	23,420	37,497
Buildings	1,760	1,956
Construction in Process — Computer software and equipment	16,511	7,461

Total cost	238,314	334,364
Less accumulated depreciation and amortization	(49,565)	(177,092)

Net fixed assets and computer software	$188,749	$157,272

Depreciation and amortization expense on fixed assets and computer software of the Successor Company for the eleven months ended December 31, 2010 and the Predecessor Company for the one month ended January 31, 2010 and years ended December 31, 2009 and 2008 was as follows:

	Successor Company	Predecessor Company
	Eleven Months Ended	One Month Ended
	December 31,	January 31,	Years Ended December 31,
	2010	2010	2009	2008

Depreciation of fixed assets	$15,486	$1,416	$16,789	$17,841
Amortization of computer software	35,191	3,188	47,481	49,503

Total depreciation and amortization on fixed assets and computer software	$50,677	$4,604	$64,270	$67,344

During the year ended December 31, 2009, the Predecessor Company identified certain fixed assets no longer in service, which resulted in an acceleration of depreciation expense of $8.7 million.

During the years ended December 31, 2009 and 2008, the Predecessor Company retired certain computer software fixed assets, which resulted in an impairment charge of $0.4 million and $0.4 million, respectively.
Interest Expense and Deferred Financing Costs
Successor Company
Gross interest expense for the eleven months ended December 31, 2010 was $249.7 million.
In conjunction with our adoption of fresh start accounting and reporting on the Fresh Start Reporting Date, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $29.3 million for the eleven months ended December 31, 2010. See Note 3, “Fresh Start Accounting” for additional information.
In connection with the amendment and restatement of the Dex Media East LLC and RHDI credit facilities on the Effective Date, we entered into interest rate swap and interest rate cap agreements during the first quarter of 2010, which have not been designated as cash flow hedges. The Company’s interest expense for the eleven months ended December 31, 2010 includes expense of $8.2 million resulting from the change in fair value of these interest rate swaps and interest rate caps.
Predecessor Company
Contractual interest expense that would have appeared on the Predecessor Company’s consolidated statement of operations if not for the filing of the Chapter 11 petitions was $65.9 million and $802.4 million for the one month ended January 31, 2010 and year ended December 31, 2009, respectively.
Gross interest expense recognized for the one month ended January 31, 2010 and years ended December 31, 2009 and 2008 was $19.7 million, $489.8 million and $836.7 million, respectively. Certain costs associated with the issuance of debt instruments were capitalized and included in other non-current assets on the consolidated balance sheets. These costs were amortized to interest expense over the terms of the related debt agreements. The bond outstanding method was used to amortize deferred financing costs relating to debt instruments with respect to which we made accelerated principal payments. Other deferred financing costs were amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $1.8 million, $27.5 million and $29.0 million for the one month ended January 31, 2010 and years ended December 31, 2009 and 2008, respectively.
The Predecessor Company’s interest expense for the one month ended January 31, 2010 and year ended December 31, 2009 includes expense of $0.8 million and $5.6 million, respectively, associated with the change in fair value of the Dex Media East LLC interest rate swaps no longer deemed financial instruments as a result of filing the Chapter 11 petitions. The Predecessor Company’s interest expense for the one month ended January 31, 2010 and year ended December 31, 2009 also includes expense of $1.1 million and $9.6 million, respectively, resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. The amounts previously charged to accumulated other comprehensive loss related to the Dex Media East LLC interest rate swaps were to be amortized to interest expense over the remaining life of the interest rate swaps based on future interest payments, as it was not probable that those forecasted transactions would not occur. In accordance with fresh start accounting and reporting, unamortized amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps have been eliminated as of the Fresh Start Reporting Date. See Note 3, “Fresh Start Accounting” for additional information.
As a result of the amendment of the RHDI credit facility and the refinancing of the former Dex Media West LLC credit facility on June 6, 2008, the Predecessor Company’s interest rate swaps associated with these two debt arrangements were no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment was no longer permitted. In addition, as a result of filing the Chapter 11 petitions, these interest rate swaps were required to be settled or terminated during 2009. As a result of the change in fair value of these interest rate swaps prior to the Effective Date, the Predecessor Company’s interest expense includes expense of $0.4 million for the one month ended January 31, 2010, a reduction of $10.7 million for the year ended December 31, 2009 and expense of $3.7 million for the year ended December 31, 2008. Interest expense for the year ended December 31, 2008 also includes a non-cash charge of $21.0 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps.

In conjunction with the Dex Media Merger and as a result of purchase accounting required under generally accepted accounting principles (“GAAP”), the Predecessor Company recorded Dex Media’s debt at its fair value on January 31, 2006. The Predecessor Company recognized an offset to interest expense in each period subsequent to the Dex Media Merger through May 28, 2009 for the amortization of the corresponding fair value adjustment. The offset to interest expense was $7.7 million and $17.6 million for the years ended December 31, 2009 and 2008, respectively. The offset to interest expense was to be recognized over the life of the respective debt, however due to filing the Chapter 11 petitions, unamortized fair value adjustments at May 28, 2009 of $78.5 million were written-off and recognized as a reorganization item on the consolidated statement of operations for the year ended December 31, 2009.
Gain on Debt Transactions, Net
Predecessor Company
Effective October 21, 2008, the Predecessor Company obtained a waiver under the RHDI credit facility to permit RHDI to make voluntary prepayments of the Term Loan D-1 and Term Loan D-2 at a discount to par provided that such discount is acceptable to those lenders who choose to participate. RHDI was not obligated to make any such prepayments. As a result of the voluntary prepayments made during the year ended December 31, 2008, the Predecessor Company recognized a gain of $20.0 million consisting of the difference between the face amount of the Term Loans repaid and the voluntary prepayments made, offset by the write-off of unamortized deferred financing costs of $0.2 million.
In October 2008, the Predecessor Company repurchased $21.5 million of its senior notes (collectively with the senior notes and senior discount notes repurchased in September 2008 noted below, referred to as the “Notes”) for a purchase price of $7.4 million (the “October 2008 Debt Repurchases”). As a result of the October 2008 Debt Repurchases, the Predecessor Company recognized a gain of $13.6 million during the year ended December 31, 2008, consisting of the difference between the par value and purchase price of the Notes, offset by the write-off of unamortized deferred financing costs of $0.5 million.
In September 2008, the Predecessor Company repurchased $165.5 million ($159.9 million accreted value, as applicable) of its Notes for a purchase price of $84.7 million (the “September 2008 Debt Repurchases”). As a result of the September 2008 Debt Repurchases, the Predecessor Company recognized a gain of $72.4 million during the year ended December 31, 2008, consisting of the difference between the accreted value (in the case of the senior discount notes) or par value, as applicable, and the purchase price of the Notes, offset by the write-off of unamortized deferred financing costs of $2.9 million.
On June 25, 2008, RHDI exchanged $594.2 million ($585.7 million accreted value, as applicable) of RHD’s senior notes and senior discount notes (collectively referred to as the “RHD Notes”) for $412.9 million aggregate principal amount of RHDI’s newly issued 11.75% Senior Notes due May 15, 2015 (“RHDI Senior Notes”), referred to as “Debt Exchanges.” As a result of the Debt Exchanges, the Predecessor Company’s outstanding debt was reduced by $172.8 million and a gain of $161.3 million was recognized for the year ended December 31, 2008.
On June 6, 2008 and in conjunction with the Debt Exchanges, the Predecessor Company amended the RHDI credit facility in order to, among other things, permit the Debt Exchanges and provide additional covenant flexibility. In addition, on June 6, 2008, the Predecessor Company refinanced the Dex Media West LLC credit facility. During the year ended December 31, 2008, the Predecessor Company recognized a charge of $2.2 million for the write-off of unamortized deferred financing costs associated with the refinancing of the former Dex Media West LLC credit facility and portions of the amended RHDI credit facility, which have been accounted for as extinguishments of debt.
As a result of the financing activities noted above, the Predecessor Company recorded a net gain of $265.2 million during the year ended December 31, 2008.

Advertising Expense
The Company and the Predecessor Company recognize advertising expenses as incurred. These expenses include media, public relations, promotional and sponsorship costs and on-line advertising. Total advertising expense of the Successor Company for the eleven months ended December 31, 2010 was $27.9 million. Total advertising expense of the Predecessor Company for the one month ended January 31, 2010 and years ended December 31, 2009 and 2008 was $1.0 million, $31.0 million and $32.7 million, respectively.
Concentration of Credit Risk
Trade Receivables
Approximately 85% of our advertising revenue is derived from the sale of our marketing solutions to local businesses. These clients typically enter into 12-month advertising sales contracts and make monthly payments over the term of the contract. Some clients prepay the full amount or a portion of the contract value. Most new clients and clients desiring to expand their advertising programs are subject to a credit review. If the clients qualify, we may extend credit to them in the form of a trade receivable for their advertising purchase. Local businesses tend to have fewer financial resources and higher failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. We do not require collateral from our clients, although we do charge late fees to clients that do not pay by specified due dates.
The remaining approximately 15% of our advertising revenue is derived from the sale of our marketing solutions to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs from which we accept orders. CMRs are independent third parties that act as agents for national clients. The CMRs are responsible for billing the national clients for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk associated with trade receivables, the amount of losses from these accounts has been historically less than the local accounts as the clients, and in some cases the CMRs, tend to be larger companies with greater financial resources than local clients. However, during the fourth quarter of 2010, our bad debt provision was negatively impacted by delinquent balances associated with a CMR.
Derivative Financial Instruments
At December 31, 2010, we had interest rate swap and interest rate cap agreements with major financial institutions with a notional amount of $500.0 million and $400.0 million, respectively. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount for interest rate swaps is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the interest rate swap agreement. Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates. Any loss would be limited to the amount that would have been received based on the spread in rates over the remaining life of the interest rate cap agreement. The counterparties to the interest rate swap and interest rate cap agreements are major financial institutions with credit ratings of AA- or higher, or the equivalent dependent upon the credit rating agency.
Labor Unions
Approximately 32% of our employees are represented by labor unions covered by two collective bargaining agreements with Dex Media in the Qwest States. The unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”) or the Communication Workers of America (“CWA”). Dex Media’s collective bargaining agreement with the IBEW expires in May 2012 and Dex Media’s collective bargaining agreement with the CWA expires in September 2012.

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
On the day a derivative contract is executed, the Company may designate the derivative instrument as a hedge of the variability of cash flows to be received or paid (cash flow hedge). For all designated hedging relationships, the Company would formally document the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company would also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
All derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair values of our interest rate swaps and interest rate caps are determined based on quoted market prices. These derivative instruments have not been designated as cash flow hedges and as such, the initial fair value and any subsequent gains or losses on the change in the fair value of the interest rate swaps and interest rate caps are reported in earnings as a component of interest expense. Any gains or losses related to the quarterly fair value adjustments are presented as an operating activity on the consolidated statements of cash flows. For derivative instruments that are designated as cash flow hedges and that are determined to provide an effective hedge, the differences between the fair value and the book value of the derivative instruments are recognized in accumulated other comprehensive income (loss), a component of shareholders’ equity (deficit).
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
See Note 7, “Derivative Financial Instruments” for additional information regarding our derivative financial instruments and hedging activities.

Pension and Postretirement Benefits
Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. For the eleven months ended December 31, 2010, the Company utilized an outsource provider’s t yield curve to determine the appropriate discount rate for each of the defined benefit pension plans based on the individual plans’ expected future cash flows. During January 2010 and the year ended December 31, 2009, the Predecessor Company utilized an outsource provider’s yield curve to determine the appropriate discount rate for the defined benefit pension plans. During the year ended December 31, 2008, the Predecessor Company utilized the Citigroup Pension Liability Index as the appropriate discount rate for its defined benefit pension plans. The Predecessor Company changed to an outsource provider’s yield curve during 2009 to better reflect the specific cash flows of these plans in determining the discount rate. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future healthcare costs is based on historical experience and external factors.
See Note 10, “Benefit Plans,” for further information regarding our benefit plans.
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
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. See Note 8, “Income Taxes,” for additional information regarding our (provision) benefit for income taxes.

Earnings (Loss) Per Share
The calculation of basic and diluted earnings (loss) per share (“EPS”) of the Successor Company for the eleven months ended December 31, 2010 and the Predecessor Company for the one month ended January 31, 2010 and years ended December 31, 2009 and 2008, respectively, is presented below.

	Successor Company	Predecessor Company
	Eleven Months Ended	One Month Ended	Years Ended December 31,
	December 31,	January 31,
	2010	2010	2009	2008

Basic EPS
Net income (loss)	$(923,592)	$6,920,009	$(6,453,293)	$(2,298,327)
Weighted average common shares outstanding	50,020	69,013	68,896	68,793

Basic EPS	$(18.46)	$100.3	$(93.67)	$(33.41)

Diluted EPS
Net income (loss)	$(923,592)	$6,920,009	$(6,453,293)	$(2,298,327)
Weighted average common shares outstanding	50,020	69,013	68,896	68,793
Dilutive effect of stock awards	—	39	—	—

Weighted average diluted shares outstanding	50,020	69,052	68,896	68,793

Diluted EPS	$(18.46)	$100.2	$(93.67)	$(33.41)

Diluted EPS is calculated by dividing net income by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights (“SARs”) and restricted stock, the dilutive effect of which is calculated using the treasury stock method.
Due to the Company’s reported net loss for the eleven months ended December 31, 2010 and the Predecessor Company’s reported net loss for the years ended December 31, 2009 and 2008, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of diluted EPS. For the eleven months ended December 31, 2010, 1.3 million shares of the Successor Company’s stock-based awards had exercise prices that exceeded the average market price of the Successor Company’s common stock for the period. For the one month ended January 31, 2010 and years ended December 31, 2009 and 2008, 4.6 million shares, 4.6 million shares and 4.1 million shares, respectively, of the Predecessor Company’s stock-based awards had exercise prices that exceeded the average market price of the Predecessor Company’s common stock for the respective period.
Stock-Based Awards
On the Effective Date, the Company’s Board of Directors ratified the Dex One Equity Incentive Plan (“EIP”), which was previously approved as part of the Confirmation Order. Under the EIP, certain employees and non-employee directors of the Company are eligible to receive stock options, SARs, limited stock appreciation rights in tandem with stock options, restricted stock and restricted stock units. Under the EIP, 5.6 million shares of our common stock were authorized for grant. To the extent that shares of our common stock are not issued or delivered by reason of (i) the expiration, termination, cancellation or forfeiture of such award, with certain exceptions, or (ii) the settlement of such award in cash, then such shares of our common stock shall again be available under the EIP. Stock awards will typically be granted at the market value of our common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to four years from the date of grant, and may be exercised up to a maximum of ten years from the date of grant. The Company’s Compensation & Benefits Committee determines termination, vesting and other relevant provisions at the date of the grant.
Non-employee directors of the Company are eligible to receive stock-based awards on an annual basis with a grant date value equal to $75,000.

Upon emergence from Chapter 11 and pursuant to the Plan, all outstanding equity securities of the Predecessor Company including all stock options, SARs and restricted stock, were cancelled. For periods prior to the Effective Date, the Predecessor Company maintained a shareholder approved stock incentive plan, the 2005 Stock Award and Incentive Plan (“2005 Plan”), whereby certain employees and non-employee directors were eligible to receive stock options, SARs, limited stock appreciation rights in tandem with stock options and restricted stock. Prior to adoption of the 2005 Plan, the Predecessor Company maintained a shareholder approved stock incentive plan, the 2001 Stock Award and Incentive Plan (“2001 Plan”). Under the 2005 Plan and 2001 Plan, 5 million and 4 million shares, respectively, were originally authorized for grant. Stock awards were typically granted at the market value of the Predecessor Company’s common stock at the date of the grant, became exercisable in ratable installments or otherwise, over a period of one to five years from the date of grant, and were able to be exercised up to a maximum of ten years from the date of grant. The Predecessor Company’s Compensation & Benefits Committee determined termination, vesting and other relevant provisions at the date of the grant. The Predecessor Company implemented a policy of issuing treasury shares to satisfy stock issuances associated with stock-based award exercises.
The Company and the Predecessor Company record stock-based compensation expense in the consolidated statements of operations for all employee stock-based awards based on their grant date fair values. The Company and the Predecessor Company estimate forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. The Company used an estimated weighted average forfeiture rate in determining stock-based compensation expense of 8.9% during the eleven months ended December 31, 2010. The Predecessor Company used an estimated forfeiture rate in determining stock-based compensation expense of 8.0% during the first quarter of 2009 and 10.2% for the remainder of 2009 and January 2010. For the year ended December 31, 2008, the Predecessor Company utilized an estimated forfeiture rate of 8% in determining stock-based compensation expense.
See Note 9, “Stock Incentive Plans” for additional information regarding the Company’s and the Predecessor Company’s stock incentive plans.
2009 Long-Term Incentive Plan for Executive Officers
The Company’s 2009 LTIP is a cash-based plan designed to provide long-term incentive compensation to participants based on the achievement of performance goals. The 2009 LTIP was originally approved by the Predecessor Company’s Compensation & Benefits Committee in 2009. During the bankruptcy proceedings, the Bankruptcy Court approved for the 2009 LTIP to be carried forward by the Company upon emergence from Chapter 11. The Company’s Compensation & Benefits Committee administers the 2009 LTIP in its sole discretion and may, subject to certain exceptions, delegate some or all of its power and authority under the 2009 LTIP to the Chief Executive Officer or other executive officer of the Company. Participants in the 2009 LTIP consist of (i) such executive officers of the Company and the Predecessor Company and its affiliates as the Compensation & Benefits Committee in its sole discretion may select from time to time and (ii) such other employees of the Company and the Predecessor Company and its subsidiaries and affiliates as the Chief Executive Officer in his sole discretion may select from time to time. The amount of each award under the 2009 LTIP will be paid in cash and is dependent upon the attainment of certain performance measures related to the amount of the Company’s and Predecessor Company’s cumulative free cash flow for the 2009, 2010 and 2011 fiscal years (the “Performance Period”). Participants who are executive officers of the Company and Predecessor Company, and certain other participants designated by the Chief Executive Officer, were also eligible to receive a payment upon the achievement of a restructuring, reorganization and/or recapitalization relating to the Predecessor Company’s outstanding indebtedness and liabilities (the “Specified Actions”) during the Performance Period. Payments are to be made following the end of the Performance Period or the date of a Specified Action, as the case may be. Upon emergence from Chapter 11 and the achievement of the Specified Actions, the Company made cash payments associated with the 2009 LTIP of $8.0 million during the eleven months ended December 31, 2010.
These cash-based awards were granted to participants in April 2009. The Company recognized compensation expense related to the 2009 LTIP of $4.8 million during the eleven months ended December 31, 2010, which includes $2.3 million of accelerated compensation expense associated with the departure of our former Chief Executive Officer. The Predecessor Company recognized compensation expense related to the 2009 LTIP of $0.5 million and $5.0 million during the one month ended January 31, 2010 and year ended December 31, 2009, respectively.

Fair Value of Financial Instruments
At December 31, 2010 and 2009, the fair value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximated their carrying value based on the net short-term nature of these instruments. As discussed in Note 3, “Fresh Start Accounting,” all of the Company’s assets and liabilities were fair valued as of the Fresh Start Reporting Date in connection with our adoption of fresh start accounting. The Company has utilized quoted market prices, where available, to compute the fair market value of our long-term debt at December 31, 2010 as disclosed in Note 6, “Long-Term Debt, Credit Facilities and Notes.” These estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange. As a result of filing the Chapter 11 petitions and the Plan, the Predecessor Company does not believe that it is meaningful to present the fair market value of its long-term debt at December 31, 2009.
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
As required by FASB ASC 820, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s and the Predecessor Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company and the Predecessor Company had interest rate swaps with a notional amount of $500.0 million and $200.0 million at December 31, 2010 and 2009, respectively, that are and were measured at fair value on a recurring basis. At December 31, 2010, the Company had interest rate caps with a notional amount of $400.0 million that are measured at fair value on a recurring basis. The following table presents the Company’s and the Predecessor Company’s assets and liabilities that were measured at fair value on a recurring basis at December 31, 2010 and 2009, respectively, and the level within the fair value hierarchy in which the fair value measurements were included.

	Fair Value Measurements
	Using Significant Other Observable Inputs (Level 2)
	Successor Company	Predecessor Company
Derivatives:	December 31, 2010	December 31, 2009

Interest Rate Swap — Liabilities	$(6,365)	$(6,695)
Interest Rate Cap — Assets	$308	$—
There were no transfers of assets or liabilities into or out of Level 2 during the eleven months ended December 31, 2010, one month ended January 31, 2010 or year ended December 31, 2009. The Company has established a policy of recognizing transfers between levels in the fair value hierarchy as of the end of a reporting period. In conjunction with the classification of the Predecessor Company’s credit facilities at December 31, 2009, interest rate swap liabilities were excluded from liabilities subject to compromise on the consolidated balance sheet at December 31, 2009, as both the Predecessor Company’s credit facilities and interest rate swaps were fully collateralized and the fair value of such collateral exceeded the carrying value of the credit facilities and interest rate swaps.

Valuation Techniques — Interest Rate Swaps and Interest Rate Caps
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s and the Predecessor Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company and the Predecessor Company use prices and inputs that are current as of the measurement date.
Fair value for our derivative instruments was derived using pricing models based on a market approach. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value for each of our derivative instruments incorporate specific contract terms for valuation inputs, including effective dates, maturity dates, interest rate swap pay rates, interest rate cap rates and notional amounts, as disclosed and presented in Note 7, “Derivative Financial Instruments,” interest rate yield curves, and the creditworthiness of the counterparty and the Company. Counterparty credit risk and the Company’s credit risk could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. At December 31, 2010, the impact of applying counterparty credit risk in determining the fair value of our derivative instruments was an increase to our derivative instruments liability of less than $0.1 million. At December 31, 2010, the impact of applying the Company’s credit risk in determining the fair value of our derivative instruments was a decrease to our derivative instruments liability of $1.2 million.
Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for our derivative instruments. The pricing models used by the Company and the Predecessor Company are widely accepted by the financial services industry. As such and as noted above, our derivative instruments are categorized within Level 2 of the fair value hierarchy.
Fair Value Control Processes— Interest Rate Swaps and Interest Rate Caps
The Company and the Predecessor Company employ control processes to validate the fair value of its derivative instruments derived from the pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.
Benefit Plan Assets
The fair values of the Company’s and the Predecessor Company’s benefit plan assets and the disclosures required by FASB ASC 715-20, Compensation — Retirement Benefits are presented in Note 10, “Benefit Plans.”
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of recoverability of long-lived assets, sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans expense, restructuring expense and accruals, deferred income taxes, certain assumptions pertaining to our stock-based awards, certain estimates associated with liabilities classified as liabilities subject to compromise, and certain estimates and assumptions used in our impairment evaluation of goodwill, definite-lived intangible assets and other long-lived assets, among others.

New Accounting Pronouncements
In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of the nature of an entity’s credit risk associated with its financing receivables and the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The enhanced disclosure requirements provided by ASU 2010-20 are not required for short-term receivables that have maturity dates of less than one year, other than credit card receivables. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has adopted the disclosure provisions of ASU 2010-20 that are effective for interim and annual reporting periods ending on or after December 15, 2010. Excluding credit card receivables, which are immaterial to our operations, all of our financing receivables have maturity dates of less than one year. Therefore certain of the enhanced disclosure requirements of ASU 2010-20 are not applicable to the Company and have not been provided.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends FASB ASC 820 to clarify existing disclosure requirements and require additional disclosure about fair value measurements. ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation presented and about inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the fair value hierarchy. The additional disclosure requirements include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about Level 3 activity of purchases, sales, issuances and settlements, which is effective for interim and annual reporting periods beginning after December 15, 2010. Effective January 1, 2010, we adopted the disclosure provisions of ASU 2010-06 that are effective for interim and annual reporting periods beginning after December 15, 2009. These disclosures are required to be provided only on a prospective basis.
In September 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which updates the current guidance pertaining to multiple-element revenue arrangements included in FASB ASC 605-25, Revenue Recognition — Multiple Element Arrangements. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. ASU 2009-13 will be effective for the Company in the annual reporting period beginning January 1, 2011. ASU 2009-13 may be applied retrospectively or prospectively and early adoption is permitted. The Company does not expect the adoption of ASU 2009-13 to have an impact on its financial position, results of operations or cash flows.
We have reviewed other accounting pronouncements that were issued as of December 31, 2010, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.
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
In accordance with FASB ASC 852, the results of operations of RHD prior to the Fresh Start Reporting Date include (i) a pre-emergence gain of approximately $4.5 billion resulting from the discharge of liabilities under the Plan, partially offset by the issuance of new Dex One common stock and additional paid-in capital and the Dex One Senior Subordinated Notes; (ii) pre-emergence charges to earnings recorded as reorganization items resulting from certain costs and expenses relating to the Plan becoming effective; and (iii) a pre-emergence increase in earnings of $3.3 billion resulting from the aggregate changes to the net carrying value of our pre-emergence assets and liabilities to reflect their fair values under fresh start accounting, as well as the recognition of goodwill. See Note 4, “Reorganization Items, Net and Liabilities Subject to Compromise” for additional information.
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
Fresh start accounting and reporting permits the selection of appropriate accounting policies for Dex One. The Predecessor Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009 were adopted by Dex One as of the Fresh Start Reporting Date, though many of the account balances were affected by the reorganization and fresh start adjustments presented below.
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

In connection with the Company’s adoption of fresh start accounting, the following table presents the amounts included in accumulated other comprehensive loss at January 31, 2010 that were eliminated as part of fresh start accounting adjustments:

Interest rate swaps, net	$15,278
Employee benefit plans, net	44,666

Total	$59,944

(7)	Represents reorganization adjustments associated with the Predecessor Company’s deferred income taxes, interest rate swap liabilities and related interest receivables that have been converted into a new tranche of term loans under the amended and restated credit facilities and the reclass of certain liabilities from liabilities subject to compromise.

(8)	Represents the adjustment to record our long-term debt, including the current portion, at fair value as of the Fresh Start Reporting Date. See Note 2, “Summary of Significant Accounting Policies — Interest Expense and Deferred Financing Costs” and Note 6, “Long-Term Debt, Credit Facilities and Notes” for additional information. The following tables present the fair value adjustments to our long-term debt, including the current portion, by issuance:

Current portion of long-term debt:
RHDI Amended and Restated Credit Facility	$4,149
Dex Media East Amended and Restated Credit Facility	22,424
Dex Media West Amended and Restated Credit Facility	5,002

Total fair value adjustments	$31,575

Long-term debt:
RHDI Amended and Restated Credit Facility	$14,224
Dex Media East Amended and Restated Credit Facility	63,633
Dex Media West Amended and Restated Credit Facility	10,813

Total fair value adjustments	$88,670

(9)	Represents elimination of deferred financing costs associated with the Predecessor Company’s existing credit facilities and the write-off of other non-current assets as a result of fresh start accounting.

(10)	The following table summarizes the allocation of fair values of the Predecessor Company’s assets and liabilities as shown in the reorganized condensed consolidated balance sheet at January 31, 2010:

January 31, 2010
Cash and cash equivalents	$199,455
Net accounts receivable	756,957
Prepaid expenses and other current assets	95,181
Fixed assets and computer software, net	204,253
Other non-current assets	2,712
Goodwill	2,097,124
Intangible assets, net	2,557,800

Total assets	5,913,482
Less: accounts payable and accrued liabilities	161,712
Less: short-term deferred income taxes, net	221,002
Less: deferred directory revenues	20,965
Less: current portion of long-term debt	134,372
Less: long-term debt	3,130,206
Less: deferred income taxes, net	311,347
Less: other non-current liabilities	483,094

Net assets acquired	$1,450,784

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

Other non-current assets
Historically, other non-current assets were comprised of unamortized deferred financing costs as well as various other items. Unamortized deferred financing costs associated with the Predecessor Company’s credit facilities have been written off in fresh start accounting. Throughout bankruptcy and until the adoption of fresh start accounting, these credit facilities were not subject to compromise on the condensed consolidated balance sheet and therefore the unamortized deferred financing costs associated with these credit facilities were not written off to reorganization items, net on the consolidated statement of operations until the Fresh Start Reporting Date.
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

4. Reorganization Items, Net and Liabilities Subject to Compromise
Reorganization Items, Net
Reorganization items directly associated with the process of reorganizing the business under Chapter 11 were recorded on a separate line item on the consolidated statement of operations. The Predecessor Company had recorded $7.8 billion of reorganization items during the one month ended January 31, 2010 comprised of a $4.5 billion gain on reorganization / settlement of liabilities subject to compromise and fresh start accounting adjustments of $3.3 billion. The following table displays the details of reorganization items for the one month ended January 31, 2010:

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
During the year ended December 31, 2009, the Predecessor Company recorded $94.8 million of reorganization items on a separate line item on the consolidated statement of operations. The following table displays the details of reorganization items for the year ended December 31, 2009:

Predecessor Company
Year Ended
December 31, 2009
Professional fees	$77,375
Write-off of unamortized deferred financing costs	64,475
Write-off of unamortized net premiums / discounts on long-term debt	34,886
Write-off of debt related unamortized fair value adjustments	(78,511)
Lease rejections, abandoned property and other	(3,457)

Total reorganization items	$94,768

The Predecessor Company incurred professional fees associated with filing the Chapter 11 petitions of $77.4 million during the year ended December 31, 2009, of which $67.6 million were paid in cash. Professional fees include financial, legal and valuation services directly associated with the reorganization process.

The write-off of unamortized deferred financing costs of $64.5 million, unamortized net premiums / discounts of $34.9 million and unamortized fair value adjustments required by GAAP as a result of the Dex Media Merger of $78.5 million at May 28, 2009, relate to long-term debt classified as liabilities subject to compromise at December 31, 2009.
The Predecessor Company recognized $3.5 million during the year ended December 31, 2009 associated with rejected leases, abandoned property and other, which have been approved by the Bankruptcy Court through December 31, 2009 as part of the Chapter 11 Cases.
In 2009, the Predecessor Company did not receive any operating cash receipts resulting from the filing of the Chapter 11 petitions.
Liabilities Subject to Compromise
See Note 3, “Fresh Start Accounting” for information on accounting and reporting for items identified as liabilities subject to compromise. The table below identifies the principal categories of liabilities subject to compromise at December 31, 2009:

Predecessor Company
December 31, 2009
Notes in default	$6,071,756
Accrued interest	241,585
Tax related liabilities	28,845
Accounts payable and accrued liabilities	10,627

Total liabilities subject to compromise	$6,352,813

5. Restructuring Charges
Successor Company Actions
During the fourth quarter of 2010, the Company initiated a restructuring plan that includes headcount reductions, consolidation of responsibilities and vacating leased facilities (“2010 Actions”), which will continue into 2011. Employees affected as a result of the 2010 Actions were notified of their termination during the fourth quarter of 2010 and none of our leased facilities were vacated. As a result of the 2010 Actions, we have recognized a restructuring charge to earnings of $18.6 million and made payments of $0.7 million during the eleven months ended December 31, 2010 related to severance. The following table shows the activity in our restructuring reserve associated with the 2010 Actions.

2010 Actions
Balance at February 1, 2010	$—
Additions to reserve charged to earnings	18,586
Payments	(728)

Balance at December 31, 2010	$17,858

The Company anticipates additional charges to earnings related to severance and charges to earnings associated with vacating leased facilities in conjunction with the 2010 Actions during 2011. These amounts have not been determined at this time.

Predecessor Company Actions
During 2009, the Predecessor Company initiated a restructuring plan that included vacating leased facilities and headcount reductions (“2009 Actions”). During the eleven months ended December 31, 2010, the Company relieved the remaining restructuring reserve associated with the 2009 Actions of $0.2 million to earnings. The Company made payments associated with the 2009 Actions of $0.3 million during the eleven months ended December 31, 2010. During the one month ended January 31, 2010, the Predecessor Company relieved a portion of the restructuring reserve associated with the 2009 Actions by $0.6 million with a corresponding credit to earnings. The Predecessor Company did not make any payments associated with the 2009 Actions during the one month ended January 31, 2010. During the year ended December 31, 2009, the Predecessor Company recognized a restructuring charge to earnings associated with the 2009 Actions of $5.4 million and made payments of $2.4 million.
During the second quarter of 2008, the Predecessor Company initiated a restructuring plan that included headcount reductions, consolidation of responsibilities and vacating leased facilities (“2008 Actions”) that occurred during 2008 and continued into 2009. During the years ended December 31, 2009 and 2008, the Predecessor Company recognized a restructuring charge to earnings associated with the 2008 Actions of $9.3 million and $38.6 million, respectively. Payments of $17.5 million and $28.4 million were made with respect to outside consulting services, severance, and vacated leased facilities during the years ended December 31, 2009 and 2008, respectively.
Restructuring charges that are (credited) charged to earnings are included in production and distribution expenses, selling and support expenses or general and administrative expenses on the consolidated statements of operations, as applicable.
6. Long-Term Debt, Credit Facilities and Notes
Successor Company
The following table presents the fair market value of our long-term debt at December 31, 2010 based on quoted market prices on that date, as well as the carrying value of our long-term debt at December 31, 2010, which includes $91.0 million of unamortized fair value discount adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date. See Note 3, “Fresh Start Accounting” for additional information.

	Successor Company
	Fair Market Value	Carrying Value
	December 31, 2010	December 31, 2010

RHDI Amended and Restated Credit Facility	$800,175	$1,014,485
Dex Media East Amended and Restated Credit Facility	597,185	739,090
Dex Media West Amended and Restated Credit Facility	618,214	683,646
Dex One 12%/14% Senior Subordinated Notes due 2017	204,750	300,000

Total Dex One consolidated	2,220,324	2,737,221
Less current portion	208,340	249,301

Long-term debt	$2,011,984	$2,487,920

Credit Facilities
RHDI Amended and Restated Credit Facility
As of December 31, 2010, the outstanding balance under the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”) totaled $1,014.5 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:

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
The RHDI Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at December 31, 2010.
Dex Media East Amended and Restated Credit Facility
As of December 31, 2010, the outstanding balance under the amended and restated Dex Media East credit facility (“Dex Media East Amended and Restated Credit Facility”) totaled $739.1 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:
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
The Dex Media East Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 2.8% at December 31, 2010.
Dex Media West Amended and Restated Credit Facility
As of December 31, 2010, the outstanding balance under the amended and restated Dex Media West credit facility (“Dex Media West Amended and Restated Credit Facility”) totaled $683.6 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:
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
The Dex Media West Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.0% at December 31, 2010.
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
Each of the amended and restated credit facilities described above contain certain covenants that, subject to exceptions, limit or restrict each borrower and its subsidiaries’ incurrence of liens, investments (including acquisitions), sales of assets, indebtedness, payment of dividends, distributions and payments of certain indebtedness, sale and leaseback transactions, swap transactions, affiliate transactions, capital expenditures and mergers, liquidations and consolidations. Each amended and restated credit facility also contains certain covenants that, subject to exceptions, limit or restrict each borrower’s incurrence of liens, indebtedness, ownership of assets, sales of assets, payment of dividends or distributions or modifications of the Dex One Senior Subordinated Notes. Each borrower is required to maintain compliance with a consolidated leverage ratio covenant. RHDI and DMW Inc. are also required to maintain compliance with a consolidated interest coverage ratio covenant. DMW Inc. is also required to maintain compliance with a consolidated senior secured leverage ratio covenant. The Dex Media West Amended and Restated Credit Agreement includes an option for additional covenant relief under the senior secured leverage covenant through the fourth quarter of 2011, subject to increased amortization of the loans through the first quarter of 2012, an increase in the excess cash flow sweep for 2011 and payment of a 25 basis point fee ratably to the lenders under the Dex Media West Amended and Restated Credit Agreement. On March 31, 2010, the Company exercised the Senior Secured Leverage Ratio Election, as defined in the Dex Media West Amended and Restated Credit Agreement. The Company incurred a fee of $2.1 million to exercise this option.
The obligations under each of the amended and restated credit facilities are guaranteed by our subsidiaries and are secured by a lien on substantially all of our and our subsidiaries’ tangible and intangible assets, including a pledge of the stock of their respective subsidiaries, as well as a mortgage on certain real property, if any.
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
Notes
Dex One Senior Subordinated Notes
On the Effective Date, we issued the $300.0 million Dex One Senior Subordinated Notes in exchange for the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011. Interest on the Dex One Senior Subordinated Notes is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects paid-in-kind (“PIK”) interest payments. The

Company may elect, prior to the start of each interest payment period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as incremental or additional senior secured notes. During the eleven months ended December 31, 2010, the Company elected to make interest payments entirely in cash. The interest rate on the Dex One Senior Subordinated Notes may be subject to adjustment in the event the Company incurs certain specified debt with a higher effective yield to maturity than the yield to maturity of the Dex One Senior Subordinated Notes. The Dex One Senior Subordinated Notes are unsecured obligations of the Company, effectively subordinated in right of payment to all of the Company’s existing and future secured debt, including Dex One’s guarantee of borrowings under each of the amended and restated credit facilities and are structurally subordinated to any existing or future liabilities (including trade payables) of our direct and indirect subsidiaries.
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
The Dex One Senior Subordinated Notes with a remaining face value of $300.0 million at December 31, 2010 are redeemable at our option beginning in 2011 at the following prices (as a percentage of face value):

Redemption Year	Price
2011	106.000%
2012	102.000%
2013	101.000%
2014 and thereafter	100.000%
Aggregate maturities of our long-term debt (including current portion and excluding fair value adjustments as a result of fresh start accounting) at December 31, 2010 are as follows:

2011	$283,022
2012	187,963
2013	276,119
2014	1,781,084
2015	—
Thereafter	300,000

Total	$2,828,188

Impact of Fresh Start Accounting
In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our amended and restated credit facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our amended and restated credit facilities, of which $91.0 million remains unamortized at December 31, 2010, as shown in the following table.

			Outstanding Debt at
			December 31, 2010
		Unamortized Fair	Excluding the
		Value Adjustments	Impact of
	Carrying Value at	at December 31,	Unamortized Fair
	December 31, 2010	2010	Value Adjustments

RHDI Amended and Restated Credit Facility	$1,014,485	$14,463	$1,028,948
Dex Media East Amended and Restated Credit Facility	739,090	64,735	803,825
Dex Media West Amended and Restated Credit Facility	683,646	11,769	695,415
Dex One 12%/14% Senior Subordinated Notes due 2017	300,000	—	300,000

Total	$2,737,221	$90,967	$2,828,188

Predecessor Company
On the Effective Date and in accordance with the Plan, $6.1 billion of the Predecessor Company’s Notes in Default, which are presented as long-term debt subject to compromise in the table below, were exchanged for (a) 100% of the reorganized Dex One equity and (b) $300.0 million of the Dex One Senior Subordinated Notes issued to the holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011 on a pro rata basis in addition to their share of the reorganized Dex One equity. In accordance with the Plan, the Predecessor Company’s existing credit facilities were amended and restated on the Effective Date, the terms and conditions of which are noted above. The following table presents the carrying value of the Predecessor Company’s long-term debt at December 31, 2009. As a result of filing the Chapter 11 petitions and the Plan, we do not believe that it is meaningful to present the fair market value of the Predecessor Company’s long-term debt at December 31, 2009.

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

7. Derivative Financial Instruments
Successor Company
The Company has entered into the following interest rate swaps that effectively convert $500.0 million, or 21%, of the Company’s variable rate debt to fixed rate debt as of December 31, 2010. Since the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility, are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at December 31, 2010, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At December 31, 2010, approximately 89% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 29% of our total debt portfolio as of December 31, 2010. The interest rate swaps mature at varying dates from February 2012 through February 2013.
Interest Rate Swaps — Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$300	(2)	1.20% - 1.796%	February 29, 2012 — February 28, 2013
March 5, 2010	100	(1)	1.688%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013

Total	$500

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.5%. The weighted average rate received on our interest rate swaps was 0.3% for the eleven months ended December 31, 2010. These periodic payments and receipts are recorded as interest expense.
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

The following tables present the fair value of our interest rate swaps and interest rate caps at December 31, 2010. The fair value of our interest rate swaps is presented in accounts payable and accrued liabilities and other non-current liabilities and the fair value of our interest rate caps is presented in prepaid expenses and other current assets and other non-current assets on the consolidated balance sheet at December 31, 2010. The following tables also present the loss recognized in interest expense from the change in fair value of our interest rate swaps and interest rate caps for the eleven months ended December 31, 2010.

		Loss Recognized in
		Interest Expense
		From the Change in Fair Value of
	Fair Value	Interest Rate Swaps
	Measurements	Eleven Months Ended
	at December 31, 2010	December 31, 2010

Interest Rate Swaps:
Accounts payable and accrued liabilities	$(4,376)	$4,376
Other non-current liabilities	(1,989)	1,989

Total	$(6,365)	$6,365

		Loss Recognized in
		Interest Expense
		From the Change in Fair Value of
	Fair Value	Interest Rate Caps
	Measurements	Eleven Months Ended
	at December 31, 2010	December 31, 2010

Interest Rate Caps:
Prepaid expenses and other current assets	$5	$64
Other non-current assets	303	1,766

Total	$308	$1,830

During the eleven months ended December 31, 2010, the Company recorded $13.2 million of losses related to our interest rate swaps and interest rate caps into earnings, including accrued interest.
Predecessor Company
As a result of filing the Chapter 11 petitions, the Predecessor Company does not have any interest rate swaps designated as cash flow hedges. The following table presents the fair value of the Predecessor Company’s interest rate swaps at December 31, 2009. The fair value of the Predecessor Company’s interest rate swaps is presented in accounts payable and accrued liabilities and other non-current liabilities on the consolidated balance sheet at December 31, 2009. The following table also presents the (gain) loss recognized in interest expense from the change in fair value of the Predecessor Company’s interest rate swaps for the one month ended January 31, 2010 and year ended December 31, 2009 and (gain) loss recognized in accumulated other comprehensive loss from effective interest rate swaps for the year ended December 31, 2009.

				(Gain) Loss
				Recognized
				in Accumulated
		(Gain) Loss Recognized in		Other Comprehensive
		Interest Expense		Loss From Effective
		From the Change in Fair Value of		Interest
	Fair Value	Interest Rate Swaps		Rate Swaps
	Measurements at	One Month Ended	Year Ended	Year Ended
	December 31, 2009	January 31, 2010	December 31, 2009	December 31, 2009

Interest Rate Swaps:
Accounts payable and accrued liabilities	$(5,043)	$3,898	$16,798	$4,480
Other non-current liabilities	(1,652)	(1,600)	(12,260)	(8,166)

Total	$(6,695)	$2,298	$4,538	$(3,686)

During the one month ended January 31, 2010, the Predecessor Company recorded $3.0 million of losses related to interest rate swaps into earnings, including accrued interest. In accordance with fresh start accounting, unamortized amounts previously charged to accumulated other comprehensive loss of $15.3 million related to the Predecessor Company’s interest rate swaps were eliminated as of the Fresh Start Reporting Date. See Note 3, “Fresh Start Accounting” for additional information. During the years ended December 31, 2009 and 2008, the Predecessor Company recorded $41.0 million and $57.1 million of losses related to interest rate swaps into earnings, including accrued interest.
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

8. Income Taxes
Current income tax provision or benefit represents estimated taxes payable or refundable for the current year based on enacted tax laws and rates. Deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by tax rates at which temporary differences are expected to reverse. Deferred income tax (provision) benefit is the result of changes in deferred income tax assets and liabilities. A valuation allowance is recognized to reduce gross deferred tax assets to the amount that will more likely than not be realized.
Components of (Provision) Benefit for Income Taxes

	Successor Company	Predecessor Company
	Eleven Months Ended	One Month Ended
	December 31,	January 31,	Years Ended December 31,
	2010	2010	2009	2008

Current (provision) benefit
Federal	$(1,263)	$(600)	$2,875	$(23,900)
State and local	3,772	(20)	11,773	(10,295)

Total current (provision) benefit	2,509	(620)	14,648	(34,195)

Deferred (provision) benefit
Federal	568,938	(792,162)	780,678	1,152,636
State and local	48,668	(124,759)	133,194	159,255

Total deferred (provision) benefit	617,606	(916,921)	913,872	1,311,891

(Provision) benefit for income taxes	$620,115	$(917,541)	$928,520	$1,277,696

Reconciliation of Statutory Federal Tax Rate to Effective Tax Rate

	Successor Company	Predecessor Company
	Eleven Months Ended	One Month Ended
	December 31,	January 31,	Years Ended December 31,
	2010	2010	2009	2008

Income (loss) before income taxes	$(1,543,707)	$7,837,550	$(7,381,813)	$(3,576,023)

Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	3.6	2.6	3.3	2.9
Non-taxable fresh start adjustments	—	(28.0)	—	—
Non-deductible impairment expenses	(19.5)	—	—	(3.6)
Other nondeductible expenses	—	—	(0.2)	—
Section 382 limitation	22.9	1.1	(4.5)	—
Section 108 tax attribution reduction	—	21.4	—	—
Change in valuation allowance	(2.3)	(19.5)	(20.7)	0.1
Other, net	0.5	(0.9)	(0.3)	1.3

Effective tax rate	40.2%	11.7%	12.6%	35.7%

Components of Deferred Tax Assets and Liabilities

	Successor Company	Predecessor Company
	December 31, 2010	December 31, 2009

Deferred tax assets:
Allowance for doubtful accounts	$20,234	$22,303
Accounts receivable	4,009	—
Deferred and other compensation	8,205	33,364
Deferred directory revenue and costs	—	23,598
Deferred financing costs	—	45,411
Capital investments	6,201	6,220
Debt and other interest	2,274	12,098
Pension and other retirement benefits	27,093	29,915
Restructuring reserves	6,895	—
Net operating loss and credit carryforwards	212,793	532,222
Goodwill and intangible assets	—	1,246,106
Other, net	15,590	37,760

Total deferred tax assets	303,294	1,988,997
Valuation allowance	(97,642)	(1,531,905)

Net deferred tax assets	$205,652	$457,092

Deferred tax liabilities:
Fixed assets and capitalized software	$56,136	$28,321
Goodwill and intangible assets	156,140	—
Debt and other interest	—	135,610
Deferred directory revenue and costs	19,596	—
Investment in subsidiaries	89,481	7
Restructuring reserves	—	967
Other, net	5,962	486

Total deferred tax liabilities	327,315	165,391

Net deferred tax asset (liability)	$(121,663)	$291,701

Reconciliation of Gross Unrecognized Tax Benefits

	Successor Company	Predecessor Company
	Eleven Months Ended	One Month Ended
	December 31,	January 31,	Years Ended December 31,
	2010	2010	2009	2008

Balance at beginning of period	$390,872	$298,001	$32,637	$9,988
Gross additions for tax positions related to the current year	693	95,555	277,740	—
Gross additions for tax positions related to the prior year	—	—	—	23,182
Gross reductions for tax positions related to the current year	(370,611)	(2,684)	(9,929)	—
Settlements	—	—	(2,447)	(533)

Balance at end of period	$20,954	$390,872	$298,001	$32,637

Successor Company
Components of Benefit for Income Taxes
The income tax benefit of $620.1 million for the eleven months ended December 31, 2010 is comprised of a federal tax benefit of $567.7 million and a state tax benefit of $52.4 million. The federal tax benefit of $567.7 million is comprised of a current tax provision of $(1.3) million, primarily related to unrecognized tax benefits, and a deferred tax benefit of $569.0 million, primarily related to current year net operating loss, recognition of an unrecognized tax position and goodwill impairment charges during the eleven months ended December 31, 2010. The state tax benefit of $52.4 million is comprised of a current tax benefit of $3.8 million, primarily related to expected state tax refunds, and a deferred tax benefit of $48.6 million, primarily related to the recognition of an unrecognized tax position during the eleven months ended December 31, 2010.
Reconciliation of Statutory Federal Tax Rate to Effective Tax Rate
Our effective tax rate benefit of 40.2% is higher than the federal statutory tax rate of 35.0% primarily due to increases in income tax benefits from the recognition of an unrecognized tax position offset, in part, by an increase in income tax expense related to a non-deductible impairment charge.
Components of Deferred Tax Assets and Liabilities
Total deferred tax assets before the valuation allowance are $303.3 million and total deferred tax liabilities are $327.3 million at December 31, 2010. Deferred tax assets of $212.8 million represent net operating loss and credit carryforwards. After assessing the amount of deferred tax assets that are more likely than not to be realized, we established a valuation allowance of $97.6 million, representing the extent to which deferred tax assets are not supported by future reversals of existing taxable temporary differences.
Reconciliation of Gross Unrecognized Tax Benefits
Tax years 2007 through 2009 are subject to examination by the Internal Revenue Service (“IRS”). Certain state tax returns are under examination by various regulatory authorities. Our state tax return years are open to examination for an average of three years. However, certain jurisdictions remain open to examination longer than three years due to the existence of net operating loss carryforwards and statutory waivers.
We continually review issues raised in connection with ongoing examinations and open tax years to evaluate the adequacy of our reserves. We believe that our accrued tax liabilities under FASB ASC 740 are adequate to cover uncertain tax positions related to federal and state income taxes.
Included in the balance of unrecognized tax benefits at December 31, 2010 are $24.6 million of tax benefits that, if recognized, would favorably affect the effective tax rate.
Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. During the eleven months ended December 31, 2010, the Company recognized $0.5 million in interest and penalties due to unrecognized tax benefits. As of December 31, 2010, we have accrued $8.0 million related to interest. No amounts were accrued for tax penalties as of December 31, 2010.
During the eleven months ended December 31, 2010, we decreased our liability for unrecognized tax benefits by $370.6 million primarily related to Internal Revenue Code Section 382 (“Section 382”) limitations. See “Other” below for additional information on the impact this decrease in our liability for unrecognized tax benefits had on our effective tax rate for the eleven months ended December 31, 2010.
It is reasonably possible that $20.3 million of unrecognized tax benefits as of December 31, 2010 could decrease within the next twelve months, as this amount relates to the uncertainty surrounding the deductibility of certain other accrued expenses. It is reasonably possible that the applicable statute of limitations may lapse within the next twelve months, which could require the reduction in unrecognized tax benefits.

Other
At December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $359.8 million and $1,956.1 million, respectively, which will begin to expire in 2030 and 2011, respectively.
During 2009, the Predecessor Company accrued an unrecognized tax benefit for the uncertainty surrounding a potential ownership change under Section 382 that occurred prior to the date on which it made a “check-the-box” election for two of its subsidiaries. The date of the change in ownership was in question since as of the December 31, 2009 balance sheet date, the Predecessor Company was unable to confirm the actual date of the ownership change until all SEC Forms 13-G were filed. However, based upon the closing of the SEC filing period for Schedules 13-G and review of these schedules filed through February 15, 2010, the Company determined that it was more likely than not that certain “check-the-box” elections were effective prior to the date of the 2009 ownership change under Section 382. As a result, the Company recorded a tax benefit for the reversal of a liability for unrecognized tax benefit of $352.3 million in the Company’s statement of operations for the eleven months ended December 31, 2010, which significantly impacted our effective tax rate for the period.
As a result of the goodwill and non-goodwill intangible asset impairment charges during the eleven months ended December 31, 2010, we recognized a non-deductible adjustment to our effective tax rate of 19.5%, or $299.9 million.
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
In connection with the Company’s adoption of fresh start accounting, we evaluated all temporary differences. The Company recorded significant deferred tax liabilities associated with intangible assets and deferred revenue, and reduced our deferred tax liabilities to zero related to interest costs and deferred tax assets to zero related to deferred financing costs, which were recognized though the cancellation of our debt. Due to this reduction in tax basis, an incremental deferred tax liability was created, which can be utilized in the Company’s valuation allowance assessment. As a result, the Company reduced its valuation allowance and is in a net deferred tax liability position of $121.7 million at December 31, 2010.
The discharge of our debt in conjunction with our emergence from Chapter 11 resulted in a tax gain of $5,016.6 million. Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of indebtedness income (“CODI”), which must be included in the Company’s taxable income. However, recognition of CODI is limited for a taxpayer that is a debtor in a reorganization case if the discharge is granted by the Bankruptcy Court or pursuant to a plan of reorganization approved by the Bankruptcy Court. The Plan enabled the Predecessor Company to qualify for this bankruptcy exclusion rule and exclude all of the gain on the settlement of debt obligations and derivative liabilities from taxable income. However, in accordance with Internal Revenue Code (“IRC”) Section 108, in lieu of recognizing taxable income from bankruptcy-related CODI, the Company is required to reduce existing tax attributes. As a result, upon our emergence from bankruptcy, the Company adjusted certain deferred tax assets and liabilities to reflect estimated future reductions in certain tax attributes primarily net operating loss carryforwards, intangible asset basis, and subsidiary stock basis. In accordance with FASB ASC 852, the Company has trued-up its previous attribute reduction estimates at January 31, 2010 to reflect actual attribute reduction at December 31, 2010, resulting in a $158.4 million decrease in deferred tax liabilities and goodwill.

Predecessor Company — One Month Ended January 31, 2010
Components of Provision for Income Taxes
The income tax provision of $(917.5) million for the one month ended January 31, 2010 is comprised of a federal tax provision of $(792.8) million and a state tax provision of $(124.8) million. The federal tax provision is comprised of a current tax provision of $(0.6) million, primarily related to an increase in the federal tax accrual related to unrecognized tax benefits, and a deferred tax provision of $(792.2) million, primarily related to the reduction of the Predecessor Company’s tax attributes in accordance with IRC Section 108. The state tax provision of $(124.8) million is comprised of a current tax provision of less than $(0.1) million and a deferred tax provision of $(124.7) million, primarily related to the reduction of the Predecessor Company’s tax attributes in accordance with IRC section 108.
Reconciliation of Statutory Federal Tax Rate to Effective Tax Rate
Our effective tax rate provision of 11.7% was lower than the statutory federal tax rate of 35.0% primarily due to decreases in income tax expense for non-taxable fresh start adjustments and the release of our valuation allowance offset, in part, by increases in income tax expense for the estimated loss of tax attributes due to cancellation of debt income at emergence, and the impact of state taxes.
Reconciliation of Gross Unrecognized Tax Benefits
Included in the balance of unrecognized tax benefits at January 31, 2010 are $377.0 million of tax benefits that, if recognized, would favorably affect the effective tax rate.
During the one month ended January 31, 2010, the Predecessor Company recognized $0.4 million in interest and penalties due to unrecognized tax benefits. As of January 31, 2010, the Predecessor Company accrued $8.3 million related to interest. No amounts were accrued for tax penalties as of January 31, 2010.
Predecessor Company — Year Ended December 31, 2009
Components of Benefit for Income Taxes
The 2009 income tax benefit of $928.5 million is comprised of a federal tax benefit of $783.5 million and a state tax benefit of $145.0 million. The 2009 federal tax benefit is comprised of a current tax benefit of $2.9 million, primarily related to a decrease in the federal tax accrual due to our amended return filings and a deferred tax benefit of $780.7 million, primarily related to intangible asset impairment charges during 2009, offset in part by a valuation allowance as discussed below. The 2009 state tax benefit of $145.0 million is comprised of a current tax benefit of $11.8 million, which relates to the favorable settlement of prior year state tax audits in 2009 and reversal of the associated state liabilities, and a deferred tax benefit of $133.2 million, primarily related to intangible asset impairment charges during 2009, offset, in part, by a valuation allowance as discussed below.
As a result of filing the Chapter 11 petitions, the Predecessor Company reclassified certain income tax liabilities relating to tax periods prior to the Petition Date of $28.8 million to liabilities subject to compromise on the consolidated balance sheet at December 31, 2009. See Note 3, “Reorganization Items, Net and Liabilities Subject to Compromise” for additional information.
Reconciliation of Statutory Federal Tax Rate to Effective Tax Rate
Our 2009 effective tax rate benefit of 12.6% was lower than the statutory federal tax rate of 35.0% primarily due to the recording of a valuation allowance against deferred tax assets and the IRC Section 382 limitation on loss carryforwards, offset, in part, by the impact of state taxes.

Components of Deferred Tax Assets and Liabilities
Total deferred tax assets before the valuation allowance are $1,989.0 million and total deferred tax liabilities are $165.4 million. Deferred tax assets of $1,246.1 million represent tax deductible IRC Section 197 intangible assets amortizing over a 15-year period, of which approximately 8 to 15 years remain. After assessing the amount of deferred tax assets that are more likely than not to be realized, we established a full valuation allowance of $1,531.9 million, representing the extent to which deferred tax assets are not supported by future reversals of existing taxable temporary differences, taxable income in net operating loss carryback years and unrecognized tax benefits.
Reconciliation of Gross Unrecognized Tax Benefits
Included in the balance of unrecognized tax benefits at December 31, 2009 are $288.9 million of tax benefits that, if recognized, would favorably affect the effective tax rate.
During year ended December 31, 2009, the Predecessor Company recognized $(3.3) million in interest and penalties due to unrecognized tax benefits. As of December 31, 2009, the Predecessor Company accrued $7.5 million related to interest. No amounts were accrued for tax penalties as of December 31, 2009.
In December 2009, the Predecessor Company effectively settled all issues under consideration with the Department of Finance for New York State for its audit of tax years 2000 through 2006 and the Department of Revenue for North Carolina for its audit of tax years 2003 through 2008. As a result of these settlements, the unrecognized tax benefit associated with the Predecessor Company’s uncertain state tax positions decreased by $7.6 million for New York State and by $9.7 million for North Carolina during the year ended December 31, 2009. The decrease in the unrecognized tax benefits has decreased the Predecessor Company’s effective tax rate for the year ended December 31, 2009. The unrecognized tax benefits impacted by the New York State and North Carolina audits primarily related to apportionment and allocation of income among the Predecessor Company’s legal entities.
During 2009, the Predecessor Company increased its liability for unrecognized tax benefits by $276.4 million reflecting the uncertainty as to whether the ownership change under Section 382 occurred prior to the date on which it elected to modify the tax classification for two of its subsidiaries. The date of the change in ownership was in question because as of the balance sheet date the Predecessor Company was not able to confirm the actual date of the ownership change until all SEC Forms 13-G were filed. Stockholders have until forty five days following the end of the calendar year to file these forms with the SEC. Based on this due date, the actual ownership change date was not confirmed until February 15, 2010. In addition, the Predecessor Company increased the liability for unrecognized tax benefits by $1.5 million relating to the uncertainty surrounding the deductibility of certain other accrued expenses.
Predecessor Company — Year Ended December 31, 2008
Components of Benefit for Income Taxes
The 2008 income tax benefit of $1,277.7 million is comprised of a federal tax benefit of $1,128.7 million and a state tax benefit of $149.0 million. The 2008 federal tax benefit is comprised of a current tax provision of $23.9 million, primarily related to an increase to the Predecessor Company’s liability for unrecognized tax benefit, offset by a deferred income tax benefit of $1,152.6 million, primarily related to the goodwill impairment charges during 2008. The 2008 state tax benefit of $149.0 million is comprised of a current tax provision of $10.3 million, which relates to taxes due in states where subsidiaries of the Predecessor Company file separate tax returns, as well as an increase in the Predecessor Company’s liability for unrecognized tax benefit, offset by a deferred income tax benefit of $159.3 million, primarily related to the goodwill impairment charges during 2008. During 2008, the Predecessor Company utilized federal net operating losses for income tax purposes of $4.1 million primarily resulting from taxable gains associated with certain financing activities conducted during 2008.
The 2008 income tax benefit includes an income tax benefit of $20.3 million from correcting overstated income tax expense in fiscal years 2004 through 2007. The Predecessor Company evaluated the materiality of this correction and concluded it was not material to 2008 or earlier financial statements. Accordingly the Predecessor Company recorded this correction during the fourth quarter of 2008.

Reconciliation of Statutory Federal Tax Rate to Effective Tax Rate
Our effective tax rate benefit of 35.7% was slightly higher than the federal statutory tax rate of 35.0% primarily due to the impact of state income taxes and other permanent book/tax differences offset, in part, by nondeductible impairment expenses.
Reconciliation of Gross Unrecognized Tax Benefits
Included in the balance of unrecognized benefits at December 31, 2008 are $34.6 million of tax benefits that, if recognized, would favorably affect the effective tax rate. During the year ended December 31, 2008, the Company recognized approximately $4.4 million in interest and penalties due to unrecognized tax benefits.
9. Stock Incentive Plans
For the eleven months ended December 31, 2010, the Company recognized $4.5 million of stock-based compensation expense related to stock-based awards granted under the EIP and the CEO Stock-Based Awards. Prior to the cancellation of its equity awards, the Predecessor Company recognized stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $0.6 million, $11.4 million and $29.5 million during the one month ended January 31, 2010 and years ended December 31, 2009 and 2008, respectively.
The fair value of the Company’s and the Predecessor Company’s stock options and SARs that do not have a market condition is calculated using the Black-Scholes model at the time the stock-based awards are granted. The fair value of the Company’s stock options and SARs that have a market condition is calculated using the Monte Carlo model at the time the stock-based awards are granted. The fair value, net of estimated forfeitures, is then amortized over the vesting period of the respective stock-based award.
Compensation expense related to restricted stock granted to employees, including executive officers, and non-employee directors is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s or Predecessor Company’s common stock at such time. The fair value, net of estimated forfeitures, is then amortized over the vesting period of the respective stock-based award.
The Company granted 2.1 million stock options and SARs and 0.2 million shares of restricted stock during the eleven months ended December 31, 2010. The Predecessor Company did not grant any stock options, SARs or restricted stock during the one month ended January 31, 2010 or year ended December 31, 2009. The weighted average fair value per share of stock options and SARs granted by the Company during the eleven months ended December 31, 2010 was $8.13. The weighted average fair value per share of stock options and SARs granted by the Predecessor Company during the year ended December 31, 2008 was $2.49. The following assumptions were used in valuing stock-based awards and for recognition and allocation of stock-based compensation expense for the eleven months ended December 31, 2010 and year ended December 31, 2008, respectively:

	Successor Company	Predecessor Company
	Eleven Months Ended	Year Ended
	December 31, 2010	December 31, 2008

Expected volatility	37.3%	58.8%
Risk-free interest rate	2.6%	2.8%
Expected life	7.1 Years	5 Years
Derived service period (grants using Monte Carlo model)	3.6 Years	—
Forfeiture rate	8.9%	8.0%
Dividend yield	0%	0%

Since the Company recently emerged from bankruptcy, we do not have sufficient Company-specific historical data in order to determine certain assumptions used for valuing stock-based awards. As such, the Company utilized data from industry sources and peer and competitive company data in order to estimate the expected volatility assumption used for valuing stock based awards during the eleven months ended December 31, 2010. The Predecessor Company estimated expected volatility based on the historical volatility of the price of its common stock over the expected life of its stock-based awards. The expected life represents the period of time that stock-based awards granted are expected to be outstanding. The Company and the Predecessor Company estimated the expected life by using the simplified method permitted by Staff Accounting Bulletin No. 110, Use of a Simplified Method in Developing Expected Term of Share Options, as these stock-based awards satisfied the “plain vanilla” criteria. The simplified method calculates the expected life as the average of the vesting and contractual terms of the award. The risk-free interest rate for both the Company and the Predecessor Company is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted by the Company and the Predecessor Company. During the eleven months ended December 31, 2010, the Company used actual voluntary turnover data during the first quarter of 2010 to estimate a weighted average forfeiture rate. The Predecessor Company used historical data to estimate a forfeiture rate for the one month ended January 31, 2010 and years ended December 31, 2009 and 2008. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. Derived service periods associated with stock-based awards that have a market condition were calculated by determining the average time until the Company’s stock price reached the given exercise price across the Monte Carlo simulations. For simulations where the stock price did not reach the exercise price, the Company has excluded such paths.
The following table presents a summary of the Predecessor Company’s and Successor Company’s stock options and SARs activity and related information for the one month ended January 31, 2010 and eleven months ended December 31, 2010, respectively:

		Weighted Average	Aggregate
		Exercise/Grant	Intrinsic
	Shares	Price Per Share	Value

Predecessor Company
Awards outstanding, January 1, 2010	3,754,714	$10.55	$—
Granted	—	—	—
Exercises	—	—	—
Forfeitures and cancellations (1)	(3,754,714)	10.55	—

Awards outstanding, January 31, 2010	—	$—	$—

Successor Company
Awards outstanding, February 1, 2010	—	$—	$—
Granted	2,147,008	25.42	—
Exercises	—	—	—
Forfeitures	(481,327)	28.68	—

Awards outstanding, December 31, 2010	1,665,681	$24.48	$—

Available for future grants at December 31, 2010	3,889,876

(1)	Upon emergence from Chapter 11 and pursuant to the Plan, all outstanding equity securities of the Predecessor Company including all stock options, SARs and restricted stock, were cancelled.
There was no intrinsic value of the Company’s and the Predecessor Company’s stock options and SARs vested as of December 31, 2010 and December 31, 2009, respectively. The total fair value of the Company’s stock options and SARs vested during the year ended December 31, 2010 was $2.0 million. The total fair value of the Predecessor Company’s stock options and SARs vested during the one month ended January 31, 2010 and year ended December 31, 2009 was $3.7 million and $4.0 million, respectively.

The following table summarizes information about the Company’s stock-based awards outstanding and exercisable at December 31, 2010:

	Stock Awards Outstanding			Stock Awards Exercisable
Range of		Weighted Average	Weighted Average		Weighted Average	Weighted Average
Exercise/Grant		Remaining Contractual	Exercise/Grant		Remaining Contractual	Exercise/Grant
Prices	Shares	Life (In Years)	Price Per Share	Shares	Life (In Years)	Price Per Share

$9.75 - $9.75	200,000	9.68	$9.75	—	—	$—
$15.00 - $15.00	200,000	9.68	15.00	200,000	9.68	15.00
$23.00 - $23.00	200,000	9.68	23.00	200,000	9.68	23.00
$28.68 - $28.68	865,681	9.17	28.68	—	—	—
$32.00 - $32.00	200,000	9.68	32.00	200,000	9.68	32.00

	1,665,681	9.41	$24.48	600,000	9.68	$23.33

There is no aggregate intrinsic value of the Company’s exercisable stock-based awards as of December 31, 2010.
The following table summarizes the status of the Predecessor Company’s and Successor Company’s non-vested stock awards as of January 31, 2010 and December 31, 2010, respectively, and changes during the one month ended January 31, 2010 and eleven months ended December 31, 2010, respectively:

	Non-vested Stock	Weighted Average	Non-Vested	Weighted Average
	Options	Grant Date Exercise	Restricted	Grant Date Fair
	and SARs	Price Per Award	Stock	Value Per Award

Predecessor Company
Non-vested at January 1, 2010	2,174,282	$6.48	521,215	$4.52
Granted	—	—	—	—
Vested	(698,305)	7.79	(349,481)	5.40
Forfeitures and cancellations	(1,475,977)	5.86	(171,734)	2.74

Non-vested at January 31, 2010	—	$—	—	$—

Successor Company
Non-vested at February 1, 2010	—	$—	—	$—
Granted	2,147,008	25.42	231,440	10.97
Vested	(600,000)	23.33	(31,440)	19.59
Forfeitures	(481,327)	28.68	—	—

Non-vested at December 31, 2010	1,065,681	$25.12	200,000	$9.62

As of December 31, 2010, there was $10.2 million of total unrecognized compensation cost related to non-vested stock-based awards. There was no intrinsic value of non-vested stock-based awards expected to vest as of December 31, 2010 and the corresponding weighted average grant date exercise price is $25.12 per share.

Components of Successor Company Stock-Based Compensation Expense
All of the CEO Stock-Based Awards have a grant date for accounting and reporting purposes of September 13, 2010, which represents the date on which the grant date determination provisions outlined in FASB ASC 718, Compensation — Stock Compensation, were satisfied. See Note 1, “Business and Basis of Presentation — New Chief Executive Officer and President,” for information on all of the CEO Stock-Based Awards. During the eleven months ended December 31, 2010, we recognized stock-based compensation expense of $0.4 million associated with the CEO Stock-Based Awards.
On September 13, 2010, the Company issued less than 0.1 million shares of common stock to members of the Executive Oversight Committee (“EOC”) for their service on the EOC. These shares of common stock vested immediately upon issuance. The Company recorded $0.2 million of stock-based compensation expense related to this issuance during the eleven months ended December 31, 2010.
On March 1, 2010 and pursuant to the Plan, the Company granted 1.3 million SARs to certain employees, including executive officers, as intended in the Plan and in conjunction with the EIP. These SARs, which are settled in our common stock, were granted at a grant price of $28.68 per share, which was equal to the volume weighted average market value of our common stock during the first thirty calendar days upon emergence from Chapter 11, and vest ratably over three years. On March 1, 2010, the Company also issued less than 0.1 million shares of common stock to members of its Board of Directors. These shares of common stock vested immediately upon issuance. The Company recorded $3.9 million of stock-based compensation expense related to the March 1, 2010 grants during the eleven months ended December 31, 2010.
Components of Predecessor Company Stock-Based Compensation Expense
Upon emergence from Chapter 11 and pursuant to the Plan, all outstanding equity securities of the Predecessor Company including all stock options, SARs and restricted stock, were cancelled. As a result, the Predecessor Company recognized $1.9 million of remaining unrecognized compensation expense related to these stock-based awards as reorganization items, net during the one month ended January 31, 2010.
In April 2009, the Predecessor Company increased its estimated forfeiture rate in determining compensation expense from 8% to 10.2%. This adjustment was based on a review of historical forfeiture information and resulted in a reduction to compensation expense of $0.4 million during the year ended December 31, 2009.
On March 4, 2008, the Predecessor Company granted 2.2 million SARs to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs were granted at a grant price of $7.11 per share, which was equal to the market value of the Predecessor Company’s common stock on the grant date, and vested ratably over three years. The Predecessor Company recognized compensation expense related to these SARs of $0.1 million, $2.2 million and $4.3 million for the one month ended January 31, 2010 and years ended December 31, 2009 and 2008, respectively.
On February 27, 2007, the Predecessor Company granted 1.1 million SARs to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs were granted at a grant price of $74.31 per share, which was equal to the market value of the Predecessor Company’s common stock on the grant date, and vested ratably over three years. The Predecessor Company recognized compensation expense related to these SARs of $0.4 million, $5.2 million and $5.5 million for the one month ended January 31, 2010 and years ended December 31, 2009 and 2008, respectively.
As a result of the Business.com Acquisition, 4.2 million outstanding Business.com equity awards were converted into 0.2 million RHD equity awards on August 23, 2007. For the one month ended January 31, 2010 and years ended December 31, 2009 and 2008, the Predecessor Company recognized compensation expense related to these converted equity awards of $0.1 million, $0.3 million and $3.7 million, respectively.

On December 13, 2006, the Predecessor Company granted 0.1 million shares of restricted stock to certain executive officers. These restricted shares were granted at a grant price of $60.64 per share, which was equal to the market value of the Predecessor Company’s common stock on the date of grant. The vesting of these restricted shares was contingent upon the Predecessor Company’s common stock equaling or exceeding $65.00 per share for 20 consecutive trading days and continued employment with the Predecessor Company through the third anniversary of the date of grant. The Predecessor Company recognized compensation expense related to these restricted shares of $0.7 million for each of the years ended December 31, 2009 and 2008.
On February 21, 2006, the Predecessor Company granted 0.1 million shares of restricted stock to certain employees, including executive officers. These restricted shares were granted at a grant price of $64.26 per share, which was equal to the market value of the Predecessor Company’s common stock on the date of grant, and vested ratably over three years. The Predecessor Company recognized compensation expense related to these restricted shares of $0.3 million and $1.6 million for the years ended December 31, 2009 and 2008, respectively.
On February 21, 2006, the Predecessor Company granted 0.6 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs were granted at a grant price of $64.26 per share, which was equal to the market value of the Predecessor Company’s common stock on the grant date, and vested ratably over three years. The Predecessor Company recognized compensation expense related to this and other smaller SAR grants of $0.6 million and $3.6 million for the years ended December 31, 2009 and 2008, respectively.
In connection with the Dex Media Merger, the Predecessor Company granted on October 3, 2005, 1.1 million SARs to certain employees, including executive officers. These SARs were granted at an exercise price of $65.00 (above the then prevailing market price of the Predecessor Company’s common stock) and vested ratably over three years. The award of these SARs was contingent upon the successful completion of the Dex Media Merger. These SARs became fully vested during 2008 and as such, no compensation expense was recognized for the year ended December 31, 2009. The Predecessor Company recognized compensation expense related to these SARs of $5.4 million for the year ended December 31, 2008.
As a result of the Dex Media Merger, all outstanding Dex Media equity awards were converted to RHD equity awards on February 1, 2006. The Predecessor Company did not recognize compensation expense related to these converted awards for the year ended December 31, 2009. For the year ended December 31, 2008, compensation expense related to these converted awards totaled $1.8 million.
The Dex Media Merger triggered a change in control under the Predecessor Company’s stock incentive plans. Accordingly, all awards granted to employees through January 31, 2006, with the exception of stock-based awards held by executive officers and members of the Board of Directors (who waived the change of control provisions of such awards), became fully vested. The Predecessor Company did not recognize compensation expense related to these modifications for the year ended December 31, 2009. For the year ended December 31, 2008, $0.2 million of compensation expense, which is included in the total compensation expense amounts noted above, was recognized as a result of these modifications. Stock-based compensation expense relating to existing stock options held by executive officers and members of the Predecessor Company’s Board of Directors as of January 1, 2006, which were not modified as a result of the Dex Media Merger, as well as stock-based compensation expense from smaller grants issued subsequent to the Dex Media Merger not mentioned above, totaled $2.1 million and $2.8 million for the years ended December 31, 2009 and 2008, respectively.

10. Benefit Plans
The Company has two defined benefit pension plans (the Dex One Retirement Plan, formerly the RHD Retirement Plan, and the Dex Media Pension Plan, defined below), which participate in the Dex One Corporation Retirement Account Master Trust (“Master Trust”), three defined contribution plans (the Dex One 401(k) Savings Plan, the Dex Media, Inc. Employee Savings Plan and the Business.com, Inc. 401(k) Plan) and two postretirement plans (the Dex One Group Benefit Plan and the Dex Media Group Benefit Plan). A summary of each of these plans is provided below.
Dex One Retirement Plan. The Dex One cash balance defined benefit pension plan (“Dex One Retirement Plan”) covers substantially all legacy Dex One employees with at least one year of service. The benefits to be paid to employees are based on age, years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Annual pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. The Company was required to make contributions of $1.0 million to the Dex One Retirement Plan during the eleven months ended December 31, 2010. The Predecessor Company was not required to make contributions to the Dex One Retirement Plan during the one month ended January 31, 2010. The Predecessor Company was required to make contributions of $10.2 million and $5.7 million to the Dex One Retirement Plan during the years ended December 31, 2009 and 2008, respectively. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.
We also have an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan).
Dex Media Pension Plan. We have a noncontributory defined benefit pension plan covering substantially all non-union and union employees within Dex Media (“Dex Media Pension Plan”). Annual pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. The Company was required to make contributions of $8.8 million to the Dex Media Pension Plan during the eleven months ended December 31, 2010. The Predecessor Company was not required to make contributions to the Dex Media Pension Plan during the one month ended January 31, 2010. The Predecessor Company was required to make contributions of $39.8 million and $9.5 million to the Dex Media Pension Plan during the years ended December 31, 2009 and 2008, respectively. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.
The Company has frozen the Dex Media Pension Plan covering CWA and IBEW represented employees and the Dex One Retirement Plan and Dex Media Pension Plan covering all non-union employees. In connection with the freeze, all pension plan benefit accruals for CWA and IBEW plan participants ceased as of December 31, 2009 and all pension plan benefit accruals for non-union plan participants ceased as of December 31, 2008, however, all plan balances remained intact and interest credits on participant account balances under an account balance formula, as well as service credits for vesting and retirement eligibility, continue in accordance with the terms of the plans. In addition, supplemental transition credits have been provided to certain plan participants nearing retirement who would otherwise lose a portion of their anticipated pension benefit at age 65 as a result of freezing the current plans. Similar supplemental transition credits will be provided to certain plan participants who were grandfathered under a final average pay formula when the defined benefit plans were previously converted from traditional pension plans to cash balance plans.
Dex One, Dex Media and Business.com Savings Plans. Under each of our savings plans, we contribute 100% for each dollar contributed by participating employees, up to a maximum of 6% of each participating employee’s salary, including bonus and commissions, and contributions made by the Company are fully vested for participants who have completed one year of service with the Company. The Company made contributions to the Dex One 401(k) Savings Plan of $8.7 million, the Dex Media, Inc. Employee Savings Plan of $4.7 million and the Business.com, Inc. 401(k) Plan of $0.3 million during the eleven months ended December 31, 2010. Contributions made by the Predecessor

Company to the Dex One 401(k) Savings Plan were $0.5 million, $8.8 million and $2.7 million for the one month ended January 31, 2010 and years ended December 31, 2009 and 2008, respectively. Contributions made by the Predecessor Company to the Dex Media, Inc. Employee Savings Plan were $0.4 million, $2.3 million and $5.1 million for the one month ended January 31, 2010 and years ended December 31, 2009 and 2008, respectively. Contributions made by the Predecessor Company to the Business.com, Inc. 401(k) Plan were $0.1 million and $0.5 million for the one month ended January 31, 2010 and year ended December 31, 2009, respectively. No contributions were made by the Predecessor Company to the Business.com, Inc. 401(k) Plan during 2008.
The Company maintains the Dex One 401(k) Restoration Plan for those employees with compensation in excess of the IRS annual limits.
Other Benefits Information — Union Employees
•	All access to retiree health care and life insurance benefits has been eliminated for IBEW represented employees retiring after May 8, 2009 and for CWA represented employees retiring after October 2, 2009;

•	Retiree life insurance benefits have been eliminated effective January 1, 2010;

•	The two-year phase out of subsidized retiree health care benefits commenced January 1, 2010; and

•	Effective January 1, 2012, retiree health care benefits will be eliminated for all retirees.
Other Benefits Information — Non-Union Employees
•	All non-subsidized access to retiree health care and life insurance benefits were eliminated effective January 1, 2009;

•	Subsidized retiree health care benefits for any Medicare-eligible retirees were eliminated effective January 1, 2009; and

•	The three-year phase out of subsidized retiree health care benefits commenced January 1, 2009 (with non-union retiree health care benefits terminating December 31, 2011, except for continued non-subsidized access to retiree benefits for retirees enrolled as of December 31, 2008). With respect to the phase out of subsidized retiree health care benefits, if an eligible retiree becomes Medicare-eligible at any point in time during the phase out process noted above, such retiree will no longer be eligible for retiree health care coverage.
During the second quarter of 2010, we recognized a one-time curtailment gain of $3.8 million associated with the departure of the Company’s former Chief Executive Officer, which is included in general and administrative expenses on the consolidated statement of operations for the eleven months ended December 31, 2010.
As a result of implementing the freeze on the Dex Media Pension Plan covering CWA and IBEW represented employees, the Predecessor Company recognized a one-time net curtailment gain of $4.2 million during the year ended December 31, 2009, which has been entirely offset by losses incurred on plan assets and previously unrecognized prior service costs that had been charged to accumulated other comprehensive loss. As a result of eliminating retiree health care and life insurance benefits for CWA and IBEW represented employees, the Predecessor Company recognized a one-time curtailment gain of $52.0 million, which is included in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2009. As a result of these actions, we will no longer incur funding expenses and administrative costs associated with the retiree health care and life insurance plans for CWA and IBEW represented employees.
As a result of implementing the freeze on the defined benefit plans covering non-union employees, the Predecessor Company recognized a one-time net curtailment loss of $1.6 million during the year ended December 31, 2008, consisting of a curtailment gain of $13.6 million, entirely offset by losses incurred on plan assets and recognition of previously unrecognized prior service costs that had been charged to accumulated other comprehensive loss. As a result of eliminating retiree health care and life insurance benefits for non-union employees, the Predecessor Company recognized a one-time curtailment gain of $39.6 million, which is included in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2008. As a result of these actions, we will no longer incur funding expenses and administrative costs associated with the retiree health care and life insurance plans for non-union employees.

Benefit Obligation and Funded Status
A summary of the funded status of the Company’s benefit plans at December 31, 2010 and the Predecessor Company’s benefit plans at December 31, 2009 is as follows:

	Pension Plans		Postretirement Plans
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Change in benefit obligation
Benefit obligation, February 1, 2010	$250,671		$3,475
Benefit obligation, January 1, 2009		$278,290		$55,282
Transfer of Supplemental Executive Retirement Plan liability	—	6,228	—	—
Service cost	—	4,394	—	647
Interest cost	12,432	14,481	107	2,608
Actuarial loss (gain)	19,133	2,203	(675)	(4,253)
Plan curtailments	(3,754)	(4,162)	—	(46,704)
Benefits paid	(19,910)	(9,559)	(1,867)	(4,122)
Plan settlements	(1,327)	(42,271)	—	—

Benefit obligation, end of year	$257,245	$249,604	$1,040	$3,458

Change in plan assets
Fair value of plan assets, February 1, 2010	$170,859		$—
Fair value of plan assets, January 1, 2009		$148,115		$—
Return on plan assets	21,664	27,362	—	—
Employer contributions	9,770	49,984	1,867	4,122
Benefits paid	(14,966)	(8,955)	(1,867)	(4,122)
Plan settlements	—	(42,271)	—	—

Fair value of plan assets, end of year	$187,327	$174,235	$—	$—

Funded status at end of year	$(69,918)	$(75,369)	$(1,040)	$(3,458)

Net amounts recognized in the Company’s consolidated balance sheet at December 31, 2010 and the Predecessor Company’s consolidated balance sheet at December 31, 2009 were as follows:

	Pension Plans		Postretirement Plans
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Current liabilities	$(357)	$(275)	$(1,040)	$(2,848)
Non-current liabilities	(69,561)	(75,094)	—	(610)

Net amount recognized	$(69,918)	$(75,369)	$(1,040)	$(3,458)

The accumulated benefit obligation for all qualified defined benefit pension plans of the Company was $257.2 million at December 31, 2010. The accumulated benefit obligation for all qualified defined benefit pension plans of the Predecessor Company was $249.6 million at December 31, 2009.

The Company’s and the Predecessor Company’s projected benefit obligation and accumulated benefit obligation for the unfunded PBEP at December 31, 2010 and 2009 was as follows:

	Successor Company	Predecessor Company
	December 31, 2010	December 31, 2009

Projected benefit obligation	$3,427	$4,988
Accumulated benefit obligation	$3,427	$4,988
Components of Net Periodic Benefit (Income) Expense
The net periodic benefit (income) expense of the Company’s pension plans for the eleven months ended December 31, 2010 and the Predecessor Company’s pension plans for the one month ended January 31, 2010 and years ended December 31, 2009 and 2008 was as follows:

	Successor Company	Predecessor Company
	Eleven Months Ended	One Month Ended
	December 31,	January 31,	Years Ended December 31,
	2010	2010	2009	2008

Service cost	$—	$—	$4,394	$12,736
Interest cost	12,432	1,124	14,481	18,416
Expected return on plan assets	(12,201)	(1,385)	(17,899)	(19,719)
Amortization of unrecognized prior service cost	—	81	975	163
Settlement loss	17	—	6,083	3,504
Curtailment (gain) loss	(3,754)	—	—	1,590
Amortization of unrecognized net loss (gain)	—	122	(190)	373

Net periodic benefit (income) expense	$(3,506)	$(58)	$7,844	$17,063

The net periodic benefit (income) expense of the Company’s postretirement plans for the eleven months ended December 31, 2010 and the Predecessor Company’s postretirement plans for the one month ended January 31, 2010 and years ended December 31, 2009 and 2008 was as follows:

	Successor Company	Predecessor Company
	Eleven Months Ended	One Month Ended
	December 31,	January 31,	Years Ended December 31,
	2010	2010	2009	2008

Service cost	$—	$—	$647	$1,621
Interest cost	107	10	2,608	5,632
Amortization of unrecognized prior service (credit)	—	—	(6)	(6)
Curtailment gain	—	—	(52,019)	(39,588)
Amortization of unrecognized net (gain) loss	(291)	(21)	(608)	524

Net periodic benefit (income)	$(184)	$(11)	$(49,378)	$(31,817)

In accordance with fresh start accounting and reporting, unamortized amounts previously charged to accumulated other comprehensive loss were eliminated on the Fresh Start Reporting Date. See Note 3, “Fresh Start Accounting” for additional information.
As of December 31, 2010, there are no previously unrecognized actuarial gains and losses or prior service cost in accumulated other comprehensive loss expected to be recognized as net periodic benefit expense in 2011.

Amounts recognized in accumulated other comprehensive loss for the Company at December 31, 2010 and the Predecessor Company at December 31, 2009 consist of the following:

	Pension		Postretirement
	Plans		Plans
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Net actuarial loss (gain)	$9,653	$(11,422)	$(384)	$(5,885)
Prior service (credit)	$—	$—	$—	$(45)
Assumptions
In conjunction with our emergence from Chapter 11, the Predecessor Company performed a remeasurement of its pension and postretirement obligations as of January 31, 2010. The following assumptions were used in determining the benefit obligations for the Company’s pension plans and postretirement plans for the eleven months ended December 31, 2010 and the Predecessor Company’s pension plans and postretirement plans for the one month ended January 31, 2010 and year ended December 31, 2009:

	Successor Company	Predecessor Company
	Eleven Months Ended	One Month Ended
	December 31,	January 31,	Year Ended December
	2010	2010	31, 2009

Weighted average discount rates:
Dex One Retirement Plan	5.30%	5.70%	5.72%
Dex Media Pension Plan	5.06%	5.70%	5.72%
The discount rate reflects the current rate at which the pension and postretirement obligations could effectively be settled at the end of the year. For the eleven months ended December 31, 2010, the Company utilized an outsource provider’s yield curve to determine the appropriate discount rate for each of the defined benefit pension plans based on the individual plans’ expected future cash flows. During January 2010 and the year ended December 31, 2009, the Predecessor Company utilized an outsource provider’s yield curve to determine the appropriate discount rate for the defined benefit pension plans. During the year ended December 31, 2008, the Predecessor Company utilized the Citigroup Pension Liability Index as the appropriate discount rate for its defined benefit pension plans. The Predecessor Company changed to an outsource provider’s yield curve during 2009 to better reflect the specific cash flows of these plans in determining the discount rate. Since the pension plans have been frozen, no rate of increase in future compensation was utilized to calculate the benefit obligations of the Company at December 31, 2010 or the Predecessor Company at December 31, 2009.
The ratification of the freeze on the Predecessor Company’s defined benefit plans on November 6, 2009 and June 12, 2009 (“Ratification Dates”) and October 21, 2008 (“Notification Date”), resulted in curtailments. These curtailments required re-measurement of the plans’ liabilities and net periodic benefit expense at December 31, 2009, July 1, 2009 and November 1, 2008.
On December 31, 2010 and May 31, 2009, settlements of Dex One’s PBEP occurred. At that time, lump sum payments to participants exceeded the sum of the service cost plus interest cost components of the net periodic benefit expense for the year. These settlements resulted in recognition of an actuarial loss of less than $0.1 million for the eleven months ended December 31, 2010 and an actuarial gain of less than $0.1 million for the year ended December 31, 2009. Pension expense for Dex One’s PBEP was recomputed based on assumptions as of June 1, 2009 and December 31, 2009, resulting in an increase in the discount rate from 5.87% to 6.87%.

On December 31, 2009, June 1, 2009, April 1, 2009, December 31, 2008, October 31, 2008 and July 1, 2008 and thereafter, settlements of Dex Media’s pension plan occurred. At that time, lump sum payments to participants exceeded the sum of the service cost plus interest cost components of the net periodic benefit expense for the year. These settlements resulted in the recognition of actuarial losses of $6.1 million and $3.5 million for the years ended December 31, 2009 and 2008, respectively. Pension expense for the one month ended January 31, 2010 was recomputed based on assumptions as of January 31, 2010, resulting in a decrease in the discount rate from 5.72% to 5.70%. Pension expense in 2009 was recomputed based on assumptions as of June 1, 2009 and December 31, 2009, resulting in an increase in the discount rate from 5.87% to 6.87%. Pension expense in 2008 was recomputed based on assumptions as of the July 1, 2008 and November 1, 2008 settlement dates, resulting in an increase in the discount rate from 6.48% to 6.82% and finally to 8.01%.
The following assumptions were used in determining the Company’s net periodic benefit expense for the Dex One Retirement Plan and Dex Media Pension Plan during the eleven months ended December 31, 2010:

	Dex One Retirement Plan	Dex Media Pension Plan

Weighted average discount rate	5.70%	5.70%
Expected return on plan assets	8.00%	8.00%
The following assumptions were used in determining the Predecessor Company’s net periodic benefit expense for the Dex One Retirement Plan:

			November 1, 2008	January 1, 2008
	One Month Ended		through	through
	January 31, 2010	2009	December 31, 2008	October 31, 2008

Weighted average discount rate	5.70%	5.87%	8.01%	6.48%
Rate of increase in future compensation	—	—	3.66%	3.66%
Expected return on plan assets	8.00%	8.00%	8.50%	8.50%
The following assumptions were used in determining the Predecessor Company’s net periodic benefit expense for the Dex Media Pension Plan:

		June 1, 2009	January 1, 2009	November 1, 2008	July 1,	January 1, 2008
	One Month Ended	through December	through May 31,	through December	2008 through	through June 30,
	January 31, 2010	31, 2009	2009	31, 2008	October 31, 2008	2008

Weighted average discount rate	5.70%	6.87%	5.87%	8.01%	6.82%	6.48%
Rate of increase in future compensation	—	3.66%	3.66%	3.66%	3.66%	3.66%
Expected return on plan assets	8.00%	8.00%	8.00%	8.50%	8.50%	8.50%
The weighted average discount rate used by the Company to determine the net periodic benefit expense for both the Dex One postretirement plan and the Dex Media postretirement plan was 5.70% for the eleven months ended December 31, 2010. The elimination of the retiree health care and life insurance benefits on the Ratification Dates and the Notification Date resulted in curtailments. These curtailments required re-measurement of the plans’ liabilities and net periodic benefit expense at June 1, 2009, December 31, 2009 and November 1, 2008. The weighted average discount rate used by the Predecessor Company to determine the net periodic benefit expense for the Dex One postretirement plan was 5.70% for the one month ended January 31, 2010, 5.87% for 2009, 8.01% for the period of November 1, 2008 through December 31, 2008 and 6.48% from January 1, 2008 through October 31, 2008, respectively. The weighted average discount rate used by the Predecessor Company to determine the net periodic benefit expense for the Dex Media postretirement plan was 5.70% for the one month ended January 31, 2010, 6.87% for the period of June 1, 2009 through December 31, 2009, 5.87% for the period of January 1, 2009 through May 31, 2009, 8.01% for the period of November 1, 2008 through December 31, 2008, 6.82% from July 1, 2008 through October 31, 2008 and 6.48% from January 1, 2008 through June 30, 2008, respectively.

Healthcare cost trend rate assumptions are no longer required since the Company has terminated its post-retirement plans. The following table reflects assumed healthcare cost trend rates used in determining the net periodic benefit expense and benefit obligations for the Predecessor Company’s postretirement plans prior to termination:

Year Ended
December 31, 2009
Healthcare cost trend rate assumed for next year:
Under 65	9.4%
65 and older	9.4%
Rate to which the cost trend rate is assumed to decline:
Under 65	5.0%
65 and older	5.0%
Year ultimate trend rate is reached	2015
Plan Assets
The fair value of the assets held in the Master Trust at December 31, 2010 and 2009, by asset category, is as follows:

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Using
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
	Total	(Level 1)	(Level 2)

Cash	$460	$460	$—
U.S. Government securities (a)	23,210	—	23,210
Common/collective trusts (b)	67,375	—	67,375
Corporate debt (c)	19,736	—	19,736
Corporate stock (d)	19,720	19,720	—
Registered investment companies (e)	29,860	29,860	—
Real estate investment trust (f)	338	338	—
Credit default swaps and futures (g)	1,149	—	1,149
Collective Fund — Group Trust (h)	25,479	—	25,479

Total	$187,327	$50,378	$136,949

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Using
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
	Total	(Level 1)	(Level 2)

Cash	$1,860	$1,860	$—
U.S. Government securities (a)	14,755	—	14,755
Common/collective trusts (b)	80,062	—	80,062
Corporate debt (c)	20,879	—	20,879
Corporate stock (d)	22,051	22,051	—
Registered investment companies (e)	34,036	34,036	—
Real estate investment trust (f)	198	198	—
Credit default swaps and futures (g)	394	—	394

Total	$174,235	$58,145	$116,090

(a)	This category includes investments in U.S. Government bonds, government mortgage-backed securities, index-linked government bonds, guaranteed commercial paper, short-term treasury bills and notes. Fair value for these assets is determined using a bid evaluation process of observable, market based inputs effective as of the last business day of the plan year.

(b)	This category includes investments in two common/collective funds of which 89% is invested in stocks comprising the Russell 1000 equity index and the remaining 11% is comprised of short-term investments at December 31, 2010. Fair value for these assets is determined based on the contract value, which is based on the provisions of the underlying guaranteed investment contracts.

(c)	This category includes investments in corporate bonds, commercial mortgage-backed and asset-backed securities, collateralized mortgage obligations and commercial paper. Fair value for these assets is determined using a bid evaluation process of observable, market based inputs effective as of the last business day of the plan year.

(d)	This category includes investments in small cap stocks of U. S. issuers across diverse industries. Fair value for these assets is determined using quoted market prices on a recognized securities exchange at the last reported trading price on the last business day of the plan year.

(e)	This category is comprised of two mutual funds, one fund that invests in value-oriented international stocks across diverse industries and one that invests in intermediate term fixed income instruments such as treasuries and high grade corporate bonds. Fair value for these assets is determined using quoted market prices on a recognized securities exchange at the last reported trading price on the last business day of the plan year.

(f)	This category is comprised of a healthcare real estate investment trust. Fair value for these assets is determined based on traded market prices.

(g)	This category includes investments in a combination of 5, 10 and 30 year U.S. Treasury notes and bond futures and credit default swaps. Fair value for these assets is determined based on either settlement prices, prices on a recognized securities exchange or a mid/bid evaluation process using observable, market based inputs.

(h)	This category includes investments in passively managed funds composed of international stocks across diverse industries. Fair value for these assets is calculated based upon a compilation of observable market information.
The Company’s pension plan weighted-average asset allocation at December 31, 2010, by asset category on a weighted average basis, is as follows:

	Master Trust
	Plan Assets at	Asset Allocation
	December 31, 2010	Target

Equity securities	62%	65%
Debt securities	38%	35%

Total	100%	100%

The Predecessor Company’s pension plan weighted-average asset allocation at December 31, 2009, by asset category on a weighted average basis, is as follows:

	Master Trust
	Plan Assets at	Asset Allocation
	December 31, 2009	Target

Equity securities	60%	65%
Debt securities	40%	35%

Total	100%	100%

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
For the eleven months ended December 31, 2010, the Company used a rate of 8.00% as the expected long-term rate of return assumption on the plan assets for the Dex One Retirement Plan and Dex Media Pension Plan. For the one month ended January 31, 2010 and years ended December 31, 2009 and 2008, the Predecessor Company used a rate of 8.00%, 8.00% and 8.50%, respectively, as the expected long-term rate of return assumption on the plan assets for the Dex One Retirement Plan and Dex Media Pension Plan. The basis used for determining these rates was the long-term capital market return forecasts for an asset mix similar to the plans’ asset allocation target of 65% equity securities and 35% debt securities at the beginning of each such year. The basis used for determining these rates also included an opportunity for active management of the assets to add value over the long term. The active management expectation was supported by calculating historical returns for the investment managers who actively managed the plans’ assets.
Although we review our expected long-term rate of return assumption annually, our performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

Estimated Future Benefit Payments
The Company’s pension plans benefits and postretirement plans benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

	Pension Plans	Postretirement Plans
2011	$26,048	$1,066
2012	18,219	—
2013	18,382	—
2014	18,094	—
2015	17,981	—
Years 2016-2020	91,812	—
We expect to make contributions of approximately $16.0 million and $1.1 million to our pension plans and postretirement plans, respectively, in 2011.
Subsequent Events
In January 2011, the Business.com, Inc. 401(k) Plan was merged with and into the Dex One 401(k) Savings Plan. Effective January 1, 2011, the Dex One 401(k) Restoration Plan was amended to eliminate matching credits.
11. Commitments
We lease office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2016. Rent and lease expense of the Company for the eleven months ended December 31, 2010 was $22.1 million. Rent and lease expense of the Predecessor Company for the one month ended January 31, 2010 and years ended December 31, 2009 and 2008 was $1.6 million, $27.7 million and $26.8 million, respectively. The future non-cancelable minimum rental payments applicable to operating leases at December 31, 2010 are:

2011	$20,007
2012	15,194
2013	8,918
2014	8,540
2015	3,461
Thereafter	109

Total	$56,229

In connection with our software system modernization and on-going support services, we are obligated to pay an IT outsource service provider approximately $45.0 million over the years 2011 through 2012. Effective January 1, 2010, an Internet Yellow Pages reseller agreement was amended and restated whereby we are obligated to pay to AT&T $21.8 million over the years 2011 through 2012. We have entered into a Directory Advertisement agreement with a CMR to cover advertising placed with the Company by the CMR on behalf of Qwest. Under this agreement, we are obligated to pay the CMR approximately $5.2 million for commissions over the years 2011 through 2014.

12. Legal Proceedings
We are subject to various lawsuits, claims, and regulatory and administrative proceedings arising out of our business covering matters such as general commercial, governmental regulations, intellectual property, employment, tax and other actions. In the opinion of management, the ultimate resolution of these matters, including the two cases described below, will not have a material adverse effect on our results of operations, cash flows or financial position.
Beginning on October 23, 2009, a series of putative securities class action lawsuits were commenced in the United States District Court for the District of Delaware on behalf of all persons who purchased or otherwise acquired our publicly traded securities between July 26, 2007 and the time we filed for bankruptcy on May 28, 2009, alleging that certain of our officers issued false and misleading statements regarding our business and financial condition and seeking damages and equitable relief. On August 19, 2010, an amended consolidated class action complaint was filed as the operative securities class action complaint (the “Securities Class Action Complaint”). The Securities Class Action Complaint extends the class to include all persons who purchased or otherwise acquired our publicly traded securities between October 26, 2006 and May 28, 2009. On December 7, 2009, a putative ERISA class action lawsuit was commenced in the United States District Court for the Northern District of Illinois on behalf of certain participants in, or beneficiaries of, the R.H. Donnelley 401(k) Savings Plan at any time between July 26, 2007 and the time the lawsuit was filed and whose plan accounts included investments in R.H. Donnelley common stock. The putative ERISA class action complaint contains allegations against certain current and former directors, officers and employees similar to those set forth in the Securities Class Action Complaint as well as allegations of breaches of fiduciary duties under ERISA and seeks damages and equitable relief. We believe the allegations set forth in both of these lawsuits are without merit and we are vigorously defending the suits.
13. Business Segments
Management reviews and analyzes its business of providing marketing solutions as one operating segment.
14. Dex One Corporation (“Parent Company”) Financial Statements
The following condensed Parent Company financial statements should be read in conjunction with the consolidated financial statements of the Company and the Predecessor Company. As provided for in our amended and restated credit facilities, each of the Company’s operating subsidiaries are permitted to fund a share of the Parent Company’s interest obligations on the Dex One Senior Subordinated Notes. In addition, each of the operating subsidiaries is permitted to send up to $5 million annually to the Parent Company for its use on an unrestricted basis. Other funds, based on a percentage of each operating subsidiaries’ excess cash flow, as defined in each credit agreement, may be provided to the Parent Company to fund specific activities, such as acquisitions. Lastly, our operating subsidiaries fund on a proportionate basis those expenses paid by the Parent Company to fund the daily operations of our operating subsidiaries. Excluding the very limited exceptions noted above, all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to us under the terms of our amended and restated credit facilities. See Note 6, “Long-Term Debt, Credit Facilities and Notes” for a further description of our debt instruments.

Condensed Parent Company Balance Sheets

	Successor	Predecessor
	Company	Company
	December 31,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$2,134	$5,007
Intercompany, net	—	109,102
Intercompany loan receivable	4,900	5,000
Prepaid and other current assets	282	8,055

Total current assets	7,316	127,164

Investment in subsidiaries	900,409	—
Fixed assets and computer software, net	—	5,990
Deferred income taxes, net	—	71,878
Intercompany note receivable	—	300,000

Total assets	$907,725	$505,032

Liabilities and Shareholders’ Equity (Deficit)
Accounts payable, accrued liabilities and other	$46	$80,061
Accrued interest	9,198	—
Intercompany, net	15,460	—
Short-term deferred income taxes, net	2,116	—

Total current liabilities not subject to compromise	26,820	80,061

Long-term debt	300,000	—
Deferred income taxes, net	54,989	—
Deficit in subsidiaries	—	3,950,031
Other non-current liabilities	—	8,232

Total liabilities not subject to compromise	381,809	4,038,324

Liabilities subject to compromise	—	3,385,756

Shareholders’ equity (deficit)	525,916	(6,919,048)

Total liabilities and shareholders’ equity (deficit)	$907,725	$505,032

Condensed Parent Company Statements of Operations

	Successor Company	Predecessor Company
	Eleven Months Ended	One Month Ended	Year Ended	Year Ended
	December 31, 2010	January 31, 2010	December 31, 2009	December 31, 2008

Expenses	$18,019	$891	$21,631	$18,490
Partnership and equity income (loss)	(1,492,376)	643,971	(7,155,397)	(3,521,790)

Operating income (loss)	(1,510,395)	643,080	(7,177,028)	(3,540,280)
Interest expense, net	(33,312)	—	(106,034)	(297,119)
Gain on debt transactions, net	—	—	—	247,297

Income (loss) before reorganization items, net and income taxes	(1,543,707)	643,080	(7,283,062)	(3,590,102)
Reorganization items, net	—	7,194,470	(98,751)	—

Income (loss) before income taxes	(1,543,707)	7,837,550	(7,381,813)	(3,590,102)
(Provision) benefit for income taxes	620,115	(917,541)	928,520	1,291,775

Net income (loss)	$(923,592)	$6,920,009	$(6,453,293)	$(2,298,327)

Condensed Parent Company Statements of Cash Flows

	Successor Company	Predecessor Company
	Eleven Months Ended	One Month Ended	Year Ended	Year Ended
	December 31, 2010	January 31, 2010	December 31, 2009	December 31, 2008

Cash flow used in operating activities	$(23,422)	$(531)	$(118,814)	$(306,471)
Cash flow from investing activities:
Additions to fixed assets and computer software, net	—	(643)	(1,705)	(1,391)
Intercompany loan	(4,900)	—	(5,000)	—
Equity investment disposition	—	—	—	4,318

Net cash (used in) provided by investing activities	(4,900)	(643)	(6,705)	2,927
Cash flow from financing activities:
Note repurchases and related costs	—	—	—	(92,130)
Proceeds from employee stock option exercises	—	—	—	95
Debt issuance and other financing costs	—	(370)	—	(433)
(Decrease) increase in checks not yet presented for payment	(1,025)	(182)	(22)	1,131
Repurchase of common stock	—	—	—	(6,112)
Excess tax benefits from the exercise of stock options	—	—	—	(1,059)
Dividends from subsidiaries	28,200	—	129,600	384,100

Net cash provided by (used in) financing activities	27,175	(552)	129,578	285,592

Change in cash	(1,147)	(1,726)	4,059	(17,952)
Cash at beginning of period	3,281	5,007	948	18,900

Cash at end of period	$2,134	$3,281	$5,007	$948

15. Capital Stock
The Company has authority to issue (i) 300,000,000 shares of common stock, $.001 par value per share (“Common Stock”), and (ii) 10,000,000 shares of preferred stock, $.001 par value per share (“Preferred Stock”). The powers, preferences and rights of holders of shares of our Common Stock are subject to, and may be adversely affected by, the powers, preferences and rights of the holders of shares of any series of Preferred Stock that we may designate and issue in the future without stockholder approval. As of December 31, 2010, the Company had not issued any shares of Preferred Stock.

16. Valuation and Qualifying Accounts

		Net	Net Changes
		Additions	to Other
	Balance at	Charged To	Balance	Write-offs	Balance at
	Beginning	Revenue	Sheet	and Other	End of
	of Period	And Expense	Accounts	Deductions	Period

Allowance for Doubtful Accounts
Successor Company:
For the eleven months ended December 31, 2010	$—	16,364	119,230	(59,703)	$75,891
Predecessor Company:
For the one month ended January 31, 2010	$54,612	7,822	(54,591)	(7,843)	$—
For the year ended December 31, 2009	$48,727	146,553	—	(140,668)	$54,612
For the year ended December 31, 2008	$35,959	138,353	—	(125,585)	$48,727

Deferred Income Tax Asset Valuation Allowance
Successor Company:
For the eleven months ended December 31, 2010	$7,876	89,766	—	—	$97,642
Predecessor Company:
For the one month ended January 31, 2010	$1,531,905	—	—	(1,524,029)	$7,876
For the year ended December 31, 2009	$9,252	1,522,653	—	—	$1,531,905
For the year ended December 31, 2008	$13,726	—	—	(4,474)	$9,252
17. Quarterly Information

	Predecessor
	Company	Successor Company
	(Audited)	(Unaudited)
	One Month	Two Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended
	January 31, 2010	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Net revenues	$160,372	$53,145	$160,891	$259,231	$357,620
Impairment charges (1)	—	—	769,674	389,592	—
Operating income (loss)	64,074	(95,370)	(853,544)	(391,348)	46,006
Reorganization items, net (2)	7,793,132	—	—	—	—
(Provision) benefit for income taxes	(917,541)	401,522	157,044	68,241	(6,692)
Net income (loss)	$6,920,009	$257,218	$(769,923)	$(390,643)	$(20,244)
Basic earnings (loss) per share	$100.3	$5.14	$(15.39)	$(7.81)	$(0.41)
Diluted earnings (loss) per share	$100.2	$5.14	$(15.39)	$(7.81)	$(0.41)

	Predecessor Company (Unaudited)
	Three Months Ended
	March 31	June 30	September 30	December 31

2009
Net revenues	$601,986	$565,628	$533,990	$500,843
Impairment charges (1)	—	—	—	(7,337,775)
Operating income (loss)	163,644	143,858	116,506	(7,221,511)
Reorganization items, net (2)	—	(70,781)	(7,107)	(16,880)
(Provision) benefit for income taxes	(366,019)	12,910	(21,925)	1,303,554
Net income (loss)	$(401,210)	$(75,482)	$23,930	$(6,000,531)

Basic and diluted earnings (loss) per share	$(5.83)	$(1.10)	$0.35	$(87.05)

(1)	We recognized goodwill impairment charges of $752.3 million and $385.3 million during the second and third quarters of 2010. Non-goodwill intangible asset impairment charges of $17.3 million and $4.3 million were recognized during the second and third quarters of 2010 associated with trade names and trademarks, technology, local customer relationships and other from our former Business.com reporting unit. We recognized a non-goodwill intangible asset impairment charge of $7.3 billion during the fourth quarter of 2009 associated with directory services agreements, advertiser relationships, third party contracts and network platforms acquired in prior acquisitions. See Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for further discussion.

(2)	Reorganization items, net represent charges that are directly associated with the process of reorganizing the business under Chapter 11. See Note 3, “Fresh Start Accounting” and Note 4, “Reorganization Items, Net and Liabilities Subject to Compromise” for further discussion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no disagreements with the Company’s and the Predecessor Company’s principal independent registered public accounting firm for the two-year period ended December 31, 2010.
ITEM 9A. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specific in the Securities and Exchanges Commission’s rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
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
Management assessed the effectiveness of Dex One Corporation’s internal control over financial reporting as of December 31, 2010. In undertaking this assessment, management used the criteria established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control — Integrated Framework.
Based on its assessment, management has concluded that as of December 31, 2010, the Company’s internal control over financial reporting is effective based on the COSO criteria.
The Company’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears in page F-3. KPMG LLP has also audited the Consolidated Financial Statements of Dex One Corporation and subsidiaries as of and for the eleven months ended December 31, 2010 and R.H. Donnelley Corporation and subsidiaries as of and for the one month ended January 31, 2010, included in this Annual Report on Form 10-K, as stated in their report that appears on page F-2.
(c) Changes in Internal Controls
There have not been any changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information in response to this Item is incorporated herein by reference to the sections entitled “Election of Directors” and “Stock Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed on or prior to May 2, 2011 with the Securities and Exchange Commission, except that “Executive Officers of the Registrant” in Item 1 of this Annual Report responds to Item 401(b), (d) and (e) of Regulation S-K with respect to executive officers.
ITEM 11. EXECUTIVE COMPENSATION.
Information in response to this Item is incorporated herein by reference to the section entitled “Executive and Director Compensation” in the Company’s Proxy Statement to be filed on or prior to May 2, 2011 with the Securities and Exchange Commission.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information in response to this Item is incorporated herein by reference to Item 5 of this Annual Report under the heading “Equity Compensation Plan Information” and the section entitled “Stock Ownership Information — Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed on or prior to May 2, 2011 with the Securities and Exchange Commission.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information in response to this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Director Independence” and “ — Related Person Transactions” and “Executive and Director Compensation — Compensation Committee Interlocks and Insider Participation in the Company’s Proxy Statement to be filed on or prior to May 2, 2011 with the Securities and Exchange Commission.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information in response to this Item is incorporated herein by reference to the section entitled “Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed on or prior to May 2, 2011 with the Securities and Exchange Commission.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     (a)(1) and (2) — List of financial statements and financial statement schedules
The following consolidated financial statements of the Company and the Predecessor Company are included under Item 8:
Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 (Successor Company) and December 31, 2009 (Predecessor Company)

Consolidated Statements of Operations and Comprehensive Income (Loss) for the eleven months ended December 31, 2010 (Successor Company), the one month ended January 31, 2010 and each of the years in the two year period ended December 31, 2009 (Predecessor Company)

Consolidated Statements of Cash Flows for the eleven months ended December 31, 2010 (Successor Company), the one month ended January 31, 2010 and each of the years in the two year period ended December 31, 2009 (Predecessor Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the eleven months ended December 31, 2010 (Successor Company), the one month ended January 31, 2010 and each of the years in the two year period ended December 31, 2009 (Predecessor Company)

Notes to Consolidated Financial Statements

Financial statement schedules for the Company and the Predecessor Company have not been prepared because the required information has been included in the Company’s and the Predecessor Company’s consolidated financial statements included in Item 8 of this Annual Report.

     (b) Exhibits:

Exhibit No.	Document
2.1	Joint Plan of Reorganization, as confirmed by the Bankruptcy Court on January 12, 2010. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2010, Commission File No. 001-07155).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

3.2	Sixth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

4.1	Indenture, dated as of January 29, 2010, between the Company and The Bank of New York Mellon, as Trustee, with respect to the Company’s 12%/14% Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

4.2	Form of 12%/14% Senior Subordinated Notes due 2017 (attached as Exhibit A to Exhibit 4.1).

4.3	Registration Rights Agreement, dated as of January 29, 2010, among the Company and Franklin Advisers, Inc. and certain of its affiliates (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

10.1	Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon, L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155).

10.2	Letter from Sprint Nextel Corporation, dated as of May 16, 2006, acknowledging certain matters with respect to the Non-Competition Agreement described above as Exhibit 10.1 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.3	Directory Services License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation, Embarq Directory Trademark Company, LLC and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).

10.4	Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley Directory Company and Embarq Directory Trademark Company, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).

Exhibit No.	Document
10.5	Publisher Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company and Embarq Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).

10.6	Non-Competition Agreement, dated as of May 16, 2006, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).

10.7	Subscriber Listings Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).

10.8	Standstill Agreement, dated as of May 16, 2006, by and between R.H. Donnelley Publishing & Advertising, Inc. and Embarq Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).

10.9	Directory Services License Agreement, dated as of September 1, 2004, among the Company, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155).

10.10	Non-Competition Agreement, dated as of September 1, 2004, by and between the Company and SBC Communications Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155).

10.11	Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155).

10.12	Publishing Agreement, dated November 8, 2002, as amended, by and among Dex Holding LLC., Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/ GPP LLC) and Qwest Corporation (incorporated by reference to Exhibit 10.19 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).

Exhibit No.	Document
10.13	Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and between Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc. (incorporated by reference to Exhibit 10.10 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).

10.14	Third Amended and Restated Credit Agreement, dated as of January 29, 2010, by and among the Company, R.H. Donnelley Inc., as borrower, the lenders parties thereto and Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

10.15	Credit Agreement, dated as of June 6, 2008, as amended and restated as of January 29, 2010, by and among the Company, Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, as borrower, the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

10.16	Credit Agreement, dated as of October 24, 2007, as amended and restated as of January 29, 2010, by and among the Company, Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, as borrower, the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

10.17^*	Board of Director Compensation Program (as modified and in effect as of June 24, 2010).

10.18^*	Dex One Pension Benefit Equalization Plan, as Amended and Restated as of January 1, 2011.

10.19 ^*	Dex One Corporation Restoration Plan, as Amended and Restated as of January 1, 2011.

10.20^	R.H. Donnelley Corporation 2005 Stock Award and Incentive Plan, as Amended and Restated as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2009, Commission File No. 001-07155).

10.21^	Dex One Corporation 2009 Long-Term Incentive Program for Executive Officers (as adopted and effective as of March 9, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the Securities and Exchange Commission on May 8, 2009, Commission File No. 001-07155).

10.22^	Dex One Corporation Equity Incentive Plan adopted and effective as of January 29, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

10.23^	Form of Stock Appreciation Rights Agreement for Executive Officers who are Senior Vice Presidents and Above for the March 2010 SAR Awards (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010, Commission File No. 001-07155).

Exhibit No.	Document
10.24^	Form of Stock Appreciation Right Agreement for Employees other than Executive Officers who are Senior Vice Presidents and Above for the March 2010 SAR Awards (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010, Commission File No. 001-07155).

10.25^	Employment Agreement, dated as of September 6, 2010, by and between the Company and Alfred T. Mockett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2010, Commission File No. 001-07155).

10.26^	Stand-Alone Nonqualified Stock Option Agreement, dated as of September 6, 2010, by and between the Company and Alfred T. Mockett (attached as Exhibit A to Exhibit 10.25).

10.27^	Form of Stand-Alone Restricted Stock Award Agreement by and between the Company and Alfred T. Mockett (attached as Exhibit B to Exhibit 10.25).

10.28^	Stand-Alone Premium Nonqualified Stock Option Agreement ($15 Exercise Price), dated as of September 6, 2010, by and between the Company and Alfred T. Mockett (attached as Exhibit C to Exhibit 10.25).

10.29^	Stand-Alone Premium Nonqualified Stock Option Agreement ($23 Exercise Price), dated as of September 6, 2010, by and between the Company and Alfred T. Mockett (attached as Exhibit D to Exhibit 10.25).

10.30^	Stand-Alone Premium Nonqualified Stock Option Agreement ($32 Exercise Price), dated as of September 6, 2010, by and between the Company and Alfred T. Mockett (attached as Exhibit E to Exhibit 10.25).

10.31^	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2009, Commission File No. 001-07155).

10.32^	Amendment No. 1 to Employment Agreement, dated as of March 9, 2009, between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the Securities and Exchange Commission on May 5, 2009, Commission File No. 001-07155).

10.33^	Amendment, dated as of January 29, 2010 to Amended and Restated Employment Agreement, effective as of December 31, 2008, between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

10.34^*	Stand-Alone Restricted Stock Award Agreement, dated as of January 18, 2011, between the Company and Atish Banerjea.

10.35^*	Stand-Alone Nonqualified Stock Option Agreement, dated as of January 18, 2011, between the Company and Atish Banerjea.

10.36^*	Dex One Corporation Severance Plan — Senior Vice President, effective as amended October 14, 2010.

Exhibit No.	Document
10.37^	Separation Agreement, dated as of May 20, 2010, by and between the Company, R.H. Donnelley Inc., Dex Media West, Inc. Dex media East, Inc. and David C. Swanson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2010, Commission File No. 001-07155).

10.38^	Form of Indemnification Agreement for Directors of the Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2010 by Alfred T. Mockett, Chief Executive Officer and President of the Company under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Annual Report on Form 10-K for the period ended December 31, 2010 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2010 under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for the Company.

99.1	Order Confirming Joint Plan of Reorganization, as entered by the Bankruptcy Court on January 12, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2010, Commission File No. 001-07155).

*	Filed herewith.

^	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March 2011.

Dex One Corporation
By:	/s/ Alfred T. Mockett
Alfred T. Mockett, Chief Executive Officer And President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Alfred T. Mockett	Chief Executive Officer and President (Principal Executive Officer)	March 4, 2011

(Alfred T. Mockett)

/s/ Steven M. Blondy	Executive Vice President and	March 4, 2011

(Steven M. Blondy)	Chief Financial Officer (Principal Financial Officer)

/s/ Sylvester J. Johnson	Vice President — Corporate	March 4, 2011

(Sylvester J. Johnson)	Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Jonathan B. Bulkeley	Director	March 4, 2011

(Jonathan B. Bulkeley)

/s/ Eugene I Davis	Director	March 4, 2011

(Eugene I. Davis)

/s/ W. Kirk Liddell	Director	March 4, 2011

(W. Kirk Liddell)

/s/ Richard L. Kuersteiner	Director	March 4, 2011

(Richard L. Kuersteiner)

/s/ Mark A. McEachen	Director	March 4, 2011

(Mark A. McEachen)

/s/ Alan F. Schultz	Director	March 4, 2011

(Alan F. Schultz)

Exhibit Index

Exhibit No.	Document
10.17^*	Board of Director Compensation Program (as modified and in effect as of June 24, 2010).

10.18^*	Dex One Pension Benefit Equalization Plan, as Amended and Restated as of January 1, 2011.

10.19 ^*	Dex One Corporation Restoration Plan, as Amended and Restated as of January 1, 2011.

10.34^*	Stand-Alone Restricted Stock Award Agreement, dated as of January 18, 2011, between the Company and Atish Banerjea.

10.35^*	Stand-Alone Nonqualified Stock Option Agreement, dated as of January 18, 2011, between the Company and Atish Banerjea.

10.36^*	Dex One Corporation Severance Plan — Senior Vice President, effective as amended October 14, 2010.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2010 by Alfred T. Mockett, Chief Executive Officer and President of the Company under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Annual Report on Form 10-K for the period ended December 31, 2010 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2010 under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for the Company.

*	Filed herewith.

^	Management contract or compensatory plan.