Form 10-Q
period 2011-03-31
DEX ONE Corp
filed 2011-05-02
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Title of class	Shares Outstanding at April 15, 2011
Common Stock, par value $.001 per share	50,058,556

DEX ONE CORPORATION
INDEX TO FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2011, the two months ended March 31, 2010 (Successor Company) and the one month ended January 31, 2010 (Predecessor Company)	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011, the two months ended March 31, 2010 (Successor Company) and the one month ended January 31, 2010 (Predecessor Company)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A Risk Factors	36

Item 6. Exhibits	36

SIGNATURES	37
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Dex One Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	March 31, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$136,642	$127,852
Accounts receivable:
Billed	194,716	186,477
Unbilled	546,635	567,839
Allowance for doubtful accounts	(79,065)	(75,891)

Net accounts receivable	662,286	678,425
Deferred directory costs	136,477	147,025
Short-term deferred income taxes, net	58,630	84,149
Prepaid expenses and other current assets	67,894	82,656

Total current assets	1,061,929	1,120,107

Fixed assets and computer software, net	177,303	188,749
Other non-current assets	10,785	9,762
Intangible assets, net	2,330,958	2,369,156
Goodwill, net	801,074	801,074

Total Assets	$4,382,049	$4,488,848

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$143,834	$154,540
Accrued interest	18,499	30,905
Deferred directory revenues	701,117	722,566
Current portion of long-term debt	224,555	249,301

Total current liabilities	1,088,005	1,157,312

Long-term debt	2,425,110	2,487,920
Deferred income taxes, net	195,335	205,812
Other non-current liabilities	91,425	111,888

Total liabilities	3,799,875	3,962,932

Commitments and contingencies

Shareholders’ Equity
Common stock, par value $.001 per share, authorized — 300,000,000 shares; issued and outstanding — 50,058,556 shares at March 31, 2011 and 50,031,441 shares at December 31, 2010	50	50
Additional paid-in capital	1,456,071	1,455,223
Accumulated deficit	(868,182)	(923,592)
Accumulated other comprehensive loss	(5,765)	(5,765)

Total shareholders’ equity	582,174	525,916

Total Liabilities and Shareholders’ Equity	$4,382,049	$4,488,848

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Successor Company		Predecessor Company
	Three Months Ended	Two Months Ended	One Month Ended
(in thousands, except per share data)	March 31, 2011	March 31, 2010	January 31, 2010
Net revenues	$391,235	$53,145	$160,372

Expenses:
Production and distribution expenses (exclusive of depreciation and amortization shown separately below)	75,059	27,564	26,949
Selling and support expenses	104,059	59,335	40,866
General and administrative expenses	38,097	22,191	8,322
Depreciation and amortization	54,082	39,425	20,161

Total expenses	271,297	148,515	96,298

Operating income (loss)	119,938	(95,370)	64,074

Gain on sale of assets	13,437	—	—

Interest expense, net	(57,720)	(48,934)	(19,656)

Income (loss) before reorganization items, net and income taxes	75,655	(144,304)	44,418

Reorganization items, net	—	—	7,793,132

Income (loss) before income taxes	75,655	(144,304)	7,837,550

(Provision) benefit for income taxes	(20,245)	401,522	(917,541)

Net income	$55,410	$257,218	$6,920,009

Earnings per share:
Basic	$1.11	$5.14	$100.3

Diluted	$1.11	$5.14	$100.2

Shares used in computing earnings per share:
Basic	50,040	50,008	69,013

Diluted	50,040	50,008	69,052

Comprehensive Income
Net income	$55,410	$257,218	$6,920,009
Amortization of gain on interest rate swaps, net of tax	—	—	1,083
Benefit plans adjustment, net of tax	—	—	(4,535)

Comprehensive income	$55,410	$257,218	$6,916,557

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor Company		Predecessor Company
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
(in thousands)	2011	2010	2010
Cash Flows Provided By Operating Activities	$109,533	$105,283	$71,741

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(4,860)	(6,386)	(1,766)
Proceeds from sale of assets	15,391	—	—

Net cash provided by (used in) investing activities	10,531	(6,386)	(1,766)

Cash Flows from Financing Activities
Credit facilities repayments	(94,846)	(153,179)	(511,272)
Debt issuance costs and other financing items, net	315	(949)	(22,096)
(Decrease) increase in checks not yet presented for payment	(16,743)	3,303	(3,092)

Net cash used in financing activities	(111,274)	(150,825)	(536,460)

Increase (decrease) in cash and cash equivalents	8,790	(51,928)	(466,485)
Cash and cash equivalents, beginning of period	127,852	199,455	665,940

Cash and cash equivalents, end of period	$136,642	$147,527	$199,455

Supplemental Information:
Cash paid (received):
Interest, net	$63,716	$19,208	$15,460

Income taxes, net	$(626)	$2,002	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data and where otherwise indicated)
1. Business and Basis of Presentation
The interim condensed consolidated financial statements of Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” the “Successor Company,” the “Company,” “we,” “us” and “our”) have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to this Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The interim condensed consolidated financial statements include the accounts of Dex One and its direct and indirect wholly-owned subsidiaries. As of March 31, 2011, R.H. Donnelley Corporation, R.H. Donnelley Inc. (“RHDI”), Dex Media, Inc. (“Dex Media”), the legal entity of Business.com, Inc. (“Business.com”) and Dex One Service, Inc. (“Dex One Service”) were our only direct wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
Dex One became the successor registrant to R.H. Donnelley Corporation (“RHD” or the “Predecessor Company”) upon emergence from Chapter 11 relief under Title 11 of the United States Code (“Chapter 11”) on January 29, 2010 (the “Effective Date”). References to the Predecessor Company in this Quarterly Report on Form 10-Q pertain to periods prior to the Effective Date.
In conjunction with our restructuring plan that commenced during the fourth quarter of 2010 and the resulting changes in our organizational structure, certain prior period amounts included in the unaudited condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. See Note 4, “Restructuring Charges” for additional information.
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
Our proprietary marketing solutions include our Dex published yellow pages directories, which we co-brand with other recognizable brands in the industry such as Qwest, CenturyLink and AT&T, our Internet yellow pages site, DexKnows.com ® and our mobile application, Dex Mobile ®. Our growing list of marketing solutions also includes local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, keyword and search engine optimization strategies and programs, distribution strategies, social strategies, and tracking and reporting. Our digital affiliate marketing solutions are powered by our search engine marketing product, DexNet™, which extends our clients’ reach to our leading Internet and mobile partners to attract consumers searching for local products and services within our markets.

2. Summary of Significant Accounting Policies
Revenue Recognition
Our advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish. Advertising revenues also include revenues from our Internet-based marketing solutions including online directories, such as DexKnows.com and DexNet. Advertising revenues are affected by several factors, including changes in the quantity, size and characteristics of advertisements, acquisition of new clients, renewal rates of existing clients, premium advertisements sold, changes in advertisement pricing, the introduction of new marketing solutions, an increase in competition and more fragmentation in the local business search market and general economic factors. Revenues with respect to print advertising and Internet-based marketing solutions that are sold with print advertising are recognized under the deferral and amortization method whereby revenues are initially deferred when a directory is published, net of sales claims and allowances, and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to Internet-based marketing solutions that are sold standalone, such as DexNet, are recognized ratably over the life of the contract commencing when they are first delivered or fulfilled. Revenues with respect to our marketing solutions that are non-performance based are recognized ratably over the life of the contract commencing when they are first delivered or fulfilled. Revenues with respect to our marketing solutions that are performance-based are recognized as the service is delivered or fulfilled.
More specifically, we recognize revenue when all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists: This criterion is satisfied with the execution of a signed contract between the Company and our client. This contract includes specifications that must be adhered to over the term of the agreement by both parties.

•	Delivery has occurred: This criterion is satisfied for our print marketing solutions when physical distribution of a given print directory is substantially complete. This criterion is satisfied for our Internet-based marketing solutions upon fulfillment.

•	The fee is fixed or determinable: This criterion is satisfied with the execution of a signed contract between the Company and our client including the final negotiated price.

•	Collectability is reasonably assured: This criterion is satisfied by performing credit evaluations of our clients before the signed contract is executed or by requiring our clients to prepay in full for our marketing solutions. Reasonable assurance of collection is also evidenced by a review of the client’s payment history.
Revenue and deferred revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based primarily on historical experience. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer represent the amount of claims we may incur in the future.
In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 amends the current guidance pertaining to multiple-deliverable revenue arrangements included in FASB Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition — Multiple Element Arrangements to:
•	Provide updated guidance on determining whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how consideration should be allocated;

•	Require an entity to allocate revenue in a multiple element arrangement using a selling price hierarchy of (1) vendor specific objective evidence of selling price (“VSOE”), if available; (2) third party evidence of selling price (“TPE”), if VSOE is not available; or (3) estimated selling price (“ESP”), if a vendor does not have either VSOE or TPE; and

•	Eliminate the use of the residual method for revenue recognition and require an entity to allocate revenue using the relative selling price method.
The Company adopted ASU 2009-13 effective January 1, 2011 on a prospective basis. The adoption of ASU 2009-13 did not have any impact on our financial position, results of operations or cash flows.

We enter into multiple-deliverable revenue arrangements that may include any combination of our print or Internet-based marketing solutions and that are designed specifically to meet the needs of our clients. Our print and Internet-based marketing solutions are also sold on a stand-alone basis. The timing of delivery or fulfillment of our marketing solutions in a multiple-deliverable arrangement may differ, whereby the fulfillment of Internet-based marketing solutions typically precedes delivery of our print marketing solutions due to the length of time required to produce the final print product. In addition, multiple print directories included in a multiple-deliverable arrangement may be published at different times throughout the year. We limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery or fulfillment of other marketing solutions included in a multiple-deliverable arrangement. Our print and Internet-based marketing solutions are not inter-dependent. We account for multiple arrangements with a single client as one arrangement if the contractual terms and/or substance of those arrangements indicate that they may be so closely related that they are, in effect, parts of a single arrangement.
We evaluate each deliverable in a multiple-deliverable revenue arrangement to determine whether they represent separate units of accounting using the following criteria:
•	The delivered item(s) has value to the customer on a stand-alone basis; and

•	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.
All of our print and Internet-based marketing solutions qualify as separate units of accounting since they are sold on a stand-alone basis and we allocate multiple-deliverable arrangement consideration to each deliverable based on its relative selling price, which is determined using VSOE. Our sales contracts generally do not include any provisions for cancellation, termination, right of return or refunds that would significantly impact recognized revenue.
The objective of VSOE is to determine the price at which a company would transact a sale if the product or service were sold on a stand-alone basis. In determining VSOE, we require that a substantial majority of our selling prices are consistent with our normal pricing and discounting policies, which have been established by management having relevant authority, for the specific marketing solution when sold on a stand-alone basis. We ensure this consistency by performing an analysis on an annual basis or more often if necessary. In determining relative selling prices of our marketing solutions sold on a stand-alone basis, we consider, among other things, (1) the geographies in which our marketing solutions are sold, (2) economic factors, (3) local business conditions, (4) competition in our markets, (5) advertiser and consumer behavior and classifications, (6) gross margin objectives and (7) historical pricing practices. Selling prices are analyzed on a more frequent basis if changes in any of these factors have a material impact on our pricing and discounting policies. There have been no significant changes to our selling prices or methods used to determine VSOE during the three months ended March 31, 2011. However, we may modify our pricing and discounting policies or implement new go-to-market strategies in the future, which could result in changes in selling prices, the methodology used to determine VSOE or use of another method in the selling price hierarchy to allocate arrangement consideration. As a result, our future revenue recognition for multiple-deliverable arrangements could differ significantly from our historical results.
For multiple-deliverable arrangements entered into prior to January 1, 2011, our marketing solutions qualified as separate units of accounting and arrangement consideration was allocated to each respective deliverable based on the relative fair value method using VSOE, which was determined using the same methodology described above. Had ASU 2009-13 been effective and applied to multiple-deliverable arrangements in prior reporting periods, there would not have been any impact on revenue recognized in those periods.

Identifiable Intangible Assets and Goodwill
The Company reviews the carrying value of goodwill, definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. The Company reviewed the following information, estimates and assumptions to determine if any indicators of impairment existed during the three months ended March 31, 2011:
•	Historical financial information, including revenue, profit margins, customer attrition data and price premiums enjoyed relative to competing independent publishers;

•	Long-term financial projections, including, but not limited to, revenue trends and profit margin trends;

•	Intangible asset carrying values;

•	Trading values of our debt and equity securities; and

•	Other Company-specific information.
The Company concluded there were no triggering events to further measure for impairment during the three months ended March 31, 2011.
As of March 31, 2011, the Company’s reporting units are RHDI, Dex Media East, Inc. (“DME Inc.”) and Dex Media West, Inc. (“DMW Inc.”). The allocation of goodwill by reporting unit at March 31, 2011 is as follows:

Allocation of Goodwill at
Reporting Unit	March 31, 2011
RHDI	$250,518
DME Inc.	236,159
DMW Inc.	314,397

Total	$801,074

The change in the carrying amount of goodwill since it was established in fresh start accounting as of February 1, 2010 (“Fresh Start Reporting Date”) is as follows:

Balance at February 1, 2010	$2,097,124
Goodwill impairment charges during 2010	(1,137,623)
Reduction in goodwill during 2010	(158,427)

Balance at March 31, 2011	$801,074

The Company recognized goodwill impairment charges of $752.3 million and $385.3 million during the second and third quarters of 2010 for a total goodwill impairment charge of $1,137.6 million during the year ended December 31, 2010. During the fourth quarter of 2010, the Company recognized a reduction in goodwill of $158.4 million related to the finalization of cancellation of indebtedness income (“CODI”) and tax attribute reduction calculations required to be performed at December 31, 2010 associated with fresh start accounting.
Our identifiable intangible assets and their respective book values at March 31, 2011 are shown in the following table:

					Technology,
	Directory	Local	National	Trade	Advertising
	Services	Customer	Customer	Names and	Commitments
	Agreements	Relationships	Relationships	Trademarks	& Other	Total
Net intangible assets carrying value	$1,330,000	$560,000	$175,000	$380,000	$85,500	$2,530,500
Accumulated amortization	(98,013)	(60,511)	(8,118)	(24,437)	(8,463)	(199,542)

Net intangible assets at March 31, 2011	$1,231,987	$499,489	$166,882	$355,563	$77,037	$2,330,958

Amortization expense related to the Company’s intangible assets was $38.2 million and $30.8 million for the three months ended March 31, 2011 and two months ended March 31, 2010, respectively. Amortization expense related to the Predecessor Company’s intangible assets was $15.6 million for the one month ended January 31, 2010.
The combined weighted average useful life of our identifiable intangible assets at March 31, 2011 is 21 years. The weighted average useful lives and amortization methodology for each of our identifiable intangible assets at March 31, 2011 are shown in the following table:

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
The Company evaluates the remaining useful lives of identifiable intangible assets and other long-lived assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible assets and other long-lived assets would be amortized prospectively over that revised remaining useful life. The Company evaluated the remaining useful lives of identifiable intangible assets and other long-lived assets during the three months ended March 31, 2011 by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit we have over competing independent publishers in our markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on this evaluation, the Company has determined that the estimated useful lives of intangible assets presented above reflect the period they are expected to contribute to future cash flows and therefore continue to be deemed appropriate.
If industry and local business conditions in our markets deteriorate in excess of current estimates, potentially resulting in further declines in advertising sales and operating results, and if the trading value of our debt and equity securities decline significantly, we will be required to assess the recoverability of goodwill in addition to our annual evaluation and recoverability and useful lives of our intangible assets and other long-lived assets. These factors, including changes to assumptions used in our impairment analysis as a result of these factors, could result in future impairment charges, a reduction of remaining useful lives associated with our intangible assets and other long-lived assets and acceleration of amortization expense.
Interest Expense
Successor Company
In conjunction with our adoption of fresh start accounting and reporting on the Fresh Start Reporting Date, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $7.3 million and $5.5 million for the three months ended March 31, 2011 and two months ended March 31, 2010, respectively.
During the first quarter of 2010, we entered into interest rate swap and interest rate cap agreements that were not designated as cash flow hedges. The Company’s interest expense for the three months ended March 31, 2011 and two months ended March 31, 2010 includes income of $0.7 million and expense of $1.1 million, respectively, resulting from the change in fair value of these interest rate swaps and interest rate caps.
Predecessor Company
Contractual interest expense that would have appeared on the Predecessor Company’s condensed consolidated statement of operations if not for the filing of the Chapter 11 petitions was $65.9 million for the one month ended January 31, 2010.

Advertising Expense
We recognize advertising expenses as incurred. These expenses include media, public relations, promotional, branding and sponsorship costs and on-line advertising. Total advertising expense for the Company was $3.1 million and $4.2 million for the three months ended March 31, 2011 and two months ended March 31, 2010, respectively. Total advertising expense for the Predecessor Company was $1.0 million for the one month ended January 31, 2010.
Concentration of Credit Risk
Trade Receivables
Approximately 85% of our advertising revenues are derived from the sale of our marketing solutions to local businesses. Most new clients and clients desiring to expand their advertising programs are subject to a credit review. If the clients qualify, we may extend credit to them in the form of a trade receivable for their advertising purchase. We do not require collateral from our clients, although we do charge late fees to clients that do not pay by specified due dates. The remaining approximately 15% of our advertising revenues are derived from the sale of our marketing solutions to national or large regional chains. Substantially all of the revenues derived through national accounts are serviced through certified marketing representatives (“CMRs”) from which we accept orders. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk associated with trade receivables, the amount of credit losses from these accounts has historically been less than our credit losses on local accounts because the clients, and in some cases the CMRs, tend to be larger companies with greater financial resources than local clients. However, during the fourth quarter of 2010, our bad debt provision was negatively impacted by delinquent balances associated with a CMR.
Derivative Financial Instruments
At March 31, 2011, we had interest rate swap and interest rate cap agreements with major financial institutions with a notional amount of $500.0 million and $400.0 million, respectively. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount for interest rate swaps is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the interest rate swap agreement. Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates. Any loss would be limited to the amount that would have been received based on the spread in rates over the remaining life of the interest rate cap agreement. The counterparties to the interest rate swap and interest rate cap agreements are major financial institutions with credit ratings of AA- or higher, or the equivalent dependent upon the credit rating agency.
Earnings Per Share
The calculation of basic and diluted earnings per share (“EPS”) is presented below.

	Successor Company		Predecessor Company
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31, 2011	March 31, 2010	January 31, 2010

Basic EPS
Net income	$55,410	$257,218	$6,920,009
Weighted average common shares outstanding	50,040	50,008	69,013

Basic EPS	$1.11	$5.14	$100.3

Diluted EPS
Net income	$55,410	$257,218	$6,920,009
Weighted average common shares outstanding	50,040	50,008	69,013
Dilutive effect of stock awards	—	—	39

Weighted average diluted shares outstanding	50,040	50,008	69,052

Diluted EPS	$1.11	$5.14	$100.2

For the three months ended March 31, 2011 and two months ended March 31, 2010, 1.8 million shares and 1.3 million shares of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period. For the one month ended January 31, 2010, 4.6 million shares of the Predecessor Company’s stock-based awards had exercise prices that exceeded the average market price of the Predecessor Company’s common stock for the period.
Fair Value of Financial Instruments
At March 31, 2011 and December 31, 2010, the fair value of cash and cash equivalents, accounts receivable, net and accounts payable and accrued liabilities approximated their carrying value based on the net short-term nature of these instruments. The Company has utilized quoted market prices, where available, to compute the fair market value of our long-term debt at March 31, 2011 as disclosed in Note 5, “Long-Term Debt.” These estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.
As required by FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company had interest rate swaps with a notional amount of $500.0 million and interest rate caps with a notional amount of $400.0 million at March 31, 2011 and December 31, 2010 that are measured at fair value on a recurring basis. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, respectively, and the level within the fair value hierarchy in which the fair value measurements were included.

	Fair Value Measurements
	Using Significant Other Observable Inputs (Level 2)
Derivatives:	March 31, 2011	December 31, 2010
Interest Rate Swap — Liabilities	$(5,513)	$(6,365)
Interest Rate Cap — Assets	$163	$308
There were no transfers of assets or liabilities into or out of Level 2 as of March 31, 2011 or December 31, 2010. The Company has established a policy of recognizing transfers between levels in the fair value hierarchy as of the end of a reporting period.
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
Fair value for our derivative instruments was derived using pricing models based on a market approach. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value for each of our derivative instruments incorporate specific contract terms for valuation inputs, including effective dates, maturity dates, interest rate swap pay rates, interest rate cap rates and notional amounts, as disclosed and presented in Note 6, “Derivative Financial Instruments,” interest rate yield curves, and the creditworthiness of the counterparty and the Company. Counterparty credit risk and the Company’s credit risk could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. At March 31, 2011, the impact of applying counterparty credit risk in determining the fair value of our derivative instruments was an increase to our derivative instruments liability of less than $0.1 million. At March 31, 2011, the impact of applying the Company’s credit risk in determining the fair value of our derivative instruments was a decrease to our derivative instruments liability of $0.9 million. Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for our derivative instruments. The pricing models used by the Company are widely accepted by the financial services industry. As such and as noted above, our derivative instruments are categorized within Level 2 of the fair value hierarchy.

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
Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of recoverability of long-lived assets, sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans expense, restructuring expense and accruals, deferred income taxes, certain assumptions pertaining to our stock-based awards, and certain estimates and assumptions used in our impairment evaluation of goodwill, definite-lived intangible assets and other long-lived assets, among others.
New Accounting Pronouncements
We have reviewed accounting pronouncements that were issued as of March 31, 2011, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.
3. Reorganization Items, Net
Predecessor Company
Reorganization items directly associated with the process of reorganizing the business under Chapter 11 were recorded on a separate line item on the condensed consolidated statement of operations. The Predecessor Company had recorded $7.8 billion of reorganization items during the one month ended January 31, 2010 comprised of a $4.5 billion gain on reorganization / settlement of liabilities subject to compromise and fresh start accounting adjustments of $3.3 billion. The following table displays the details of reorganization items for the one month ended January 31, 2010:

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

4. Restructuring Charges
During the fourth quarter of 2010, the Company initiated a restructuring plan that includes headcount reductions, consolidation of responsibilities and vacating leased facilities (“2010 Actions”), which has continued into 2011. Employees impacted by the 2010 Actions were notified of their termination during the fourth quarter of 2010 and first quarter of 2011. In addition, the Company finalized a plan to vacate a portion of our corporate headquarters in Cary, North Carolina during the first quarter of 2011. As a result of the 2010 Actions, we have recognized a restructuring charge to earnings of $6.0 million and made payments of $8.5 million during the three months ended March 31, 2011 related to severance and vacating leased facilities. The following table shows the activity in our restructuring reserve associated with the 2010 Actions during the three months ended March 31, 2011.

2010 Actions
Balance at January 1, 2011	$17,858
Additions to reserve charged to earnings	6,012
Payments	(8,457)

Balance at March 31, 2011	$15,413

The Company anticipates additional charges to earnings related to severance and vacating leased facilities in conjunction with the 2010 Actions during 2011. These amounts have not been determined at this time. Restructuring charges that are charged to earnings are included in production and distribution expenses, selling and support expenses or general and administrative expenses on the consolidated statements of operations, as applicable.
5. Long-Term Debt
The following table presents the fair market value of our long-term debt at March 31, 2011 based on quoted market prices on that date, as well as the carrying value of our long-term debt at March 31, 2011, which includes $83.7 million of unamortized fair value adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date.

	Fair Market Value	Carrying Value
	March 31, 2011	March 31, 2011
RHDI Amended and Restated Credit Facility	$767,204	$986,073
Dex Media East Amended and Restated Credit Facility	558,879	717,081
Dex Media West Amended and Restated Credit Facility	571,218	646,511
Dex One 12%/14% Senior Subordinated Notes due 2017	190,500	300,000

Total Dex One consolidated	2,087,801	2,649,665
Less current portion	181,961	224,555

Long-term debt	$1,905,840	$2,425,110

RHDI Amended and Restated Credit Facility
As of March 31, 2011, the outstanding carrying value under the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”) totaled $986.1 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at March 31, 2011.
Dex Media East Amended and Restated Credit Facility
As of March 31, 2011, the outstanding carrying value under the amended and restated Dex Media East credit facility (“Dex Media East Amended and Restated Credit Facility”) totaled $717.1 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 2.8% at March 31, 2011.

Dex Media West Amended and Restated Credit Facility
As of March 31, 2011, the outstanding carrying value under the amended and restated Dex Media West credit facility (“Dex Media West Amended and Restated Credit Facility”) totaled $646.5 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.0% at March 31, 2011.
Impact of Fresh Start Accounting
In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our amended and restated credit facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our amended and restated credit facilities, of which $83.7 million remains unamortized at March 31, 2011, as shown in the following table.

			Outstanding Debt at
		Unamortized Fair	March 31, 2011 Excluding
	Carrying Value at	Value Adjustments	the Impact of Unamortized
	March 31, 2011	at March 31, 2011	Fair Value Adjustments

RHDI Amended and Restated Credit Facility	$986,073	$13,514	$999,587
Dex Media East Amended and Restated Credit Facility	717,081	59,320	776,401
Dex Media West Amended and Restated Credit Facility	646,511	10,844	657,355
Dex One 12%/14% Senior Subordinated Notes due 2017	300,000	—	300,000

Total	$2,649,665	$83,678	$2,733,343

6. Derivative Financial Instruments
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
Successor Company
The Company has entered into the following interest rate swaps that effectively convert $500.0 million, or approximately 21%, of the Company’s variable rate debt to fixed rate debt as of March 31, 2011. Since the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at March 31, 2011, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At March 31, 2011, approximately 89% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 30% of our total debt portfolio as of March 31, 2011. The interest rate swaps mature at varying dates from February 2012 through February 2013.
Interest Rate Swaps — Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$300	(2)	1.20% - 1.796%	February 29, 2012 — February 28, 2013
March 5, 2010	100	(1)	1.688%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013

Total	$500

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.5%. The weighted average rate received on our interest rate swaps was 0.3% for the three months ended March 31, 2011. These periodic payments and receipts are recorded as interest expense.
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
The following tables present the fair value of our interest rate swaps and interest rate caps at March 31, 2011 and December 31, 2010. The fair value of our interest rate swaps is presented in accounts payable and accrued liabilities and other non-current liabilities and the fair value of our interest rate caps is presented in prepaid expenses and other current assets and other non-current assets on the condensed consolidated balance sheet at March 31, 2011 and December 31, 2010. The following tables also present the (gain) loss recognized in interest expense from the change in fair value of our interest rate swaps and interest rate caps for the three months ended March 31, 2011 and two months ended March 31, 2010.

			(Gain) Loss Recognized in
			Interest Expense
			From the Change in Fair Value of
			Interest Rate Swaps
			Three Months	Two Months
	Fair Value Measurements at		Ended	Ended
	March 31, 2011	December 31, 2010	March 31, 2011	March 31, 2010

Interest Rate Swaps:
Accounts payable and accrued liabilities	$(4,343)	$(4,376)	$(33)	$(2,511)
Other non-current liabilities	(1,170)	(1,989)	(819)	3,134

Total	$(5,513)	$(6,365)	$(852)	$623

			Loss Recognized in
			Interest Expense
			From the Change in Fair Value of
			Interest Rate Caps
			Three Months	Two Months
	Fair Value Measurements at		Ended	Ended
	March 31, 2011	December 31, 2010	March 31, 2011	March 31, 2010

Interest Rate Caps:
Prepaid expenses and other current assets	$2	$5	$3	$43
Other non-current assets	161	303	142	429

Total	$163	$308	$145	$472

During the three months ended March 31, 2011 and two months ended March 31, 2010, the Company recorded $0.8 million and $1.6 million, respectively, of losses related to our interest rate swaps and interest rate caps into earnings, including accrued interest.
Predecessor Company
During the one month ended January 31, 2010, the Predecessor Company recognized a loss to interest expense of $2.3 million associated with the change in fair value of interest rate swaps. In addition, the Predecessor Company recorded $3.0 million of losses related to interest rate swaps into earnings, including accrued interest, during the one month ended January 31, 2010.
7. Income Taxes
Successor Company
Our quarterly income tax (provision) benefit for income taxes is measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented. For the three months ended March 31, 2011, we recorded an income tax provision of $(20.2) million, which represents an effective tax rate of 26.8%. The effective tax rate for the three months ended March 31, 2011 differs from the federal statutory rate of 35.0% primarily due to changes in deferred tax liabilities related to the stock basis of subsidiaries (discussed below), the impact of state income taxes, and a valuation allowance that has been recorded.
Upon emergence from bankruptcy, where required pursuant to FASB ASC 740-30-25-7, Income Taxes, the Company recorded deferred tax liabilities related to the excess of the financial statement carrying amount over the tax basis of investments in certain subsidiaries. The estimated annual effective tax rate for the current year includes an estimate of the change in these deferred tax liabilities for the year. The resulting reduction in income tax expense allocated to the three months ended March 31, 2011 relating to the change in these deferred tax liabilities is $6.4 million, which reduces the effective tax rate for the three months ended March 31, 2011 by approximately 8.4%.
For the two months ended March 31, 2010, we recorded an income tax benefit of $401.5 million, which represents an effective tax rate of 278.2%. Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of net operating losses and other corporate tax attributes as ownership changes occur. Under Section 382, potential limitations are triggered when there has been an ownership change, which is generally defined as a greater than 50% change in stock ownership (by value) over a three-year prescribed testing period. Such change in ownership will restrict the Company’s ability to use certain net operating losses and other corporate tax attributes in the future.

However, the ownership change does not constitute a change in control under any of the Company’s debt agreements or other contracts. The Company experienced an ownership change in March 2009.
Based upon the closing of the SEC filing period for Schedules 13-G and review of these schedules filed through February 15, 2010, the Company determined that, more likely than not, a certain “check-the-box” election was effective prior to the date of the 2009 ownership change under Section 382. As a result, the Company recorded a tax benefit for the reversal of a liability for unrecognized tax benefit of $351.9 million in the condensed consolidated statement of operations for the two months ended March 31, 2010, which was the primary driver of our effective tax rate for the period.
Predecessor Company
For the one month ended January 31, 2010, the Predecessor Company recorded an income tax provision of $(917.5) million which represents an effective tax rate of 11.7%.
8. Benefit Plans
The following tables provide the components of the Company’s net periodic benefit (credit) cost for the three months ended March 31, 2011 and two months ended March 31, 2010 and the Predecessor Company’s net periodic benefit (credit) for the one month ended January 31, 2010.

	Pension Benefits
	Successor Company		Predecessor Company
	Three Months Ended	Two Months Ended	One Month Ended
	March 31, 2011	March 31, 2010	January 31, 2010

Interest cost	$3,190	$2,235	$1,124
Expected return on plan assets	(3,523)	(2,424)	(1,385)
Amortization of prior service cost	—	—	81
Amortization of net loss	—	—	122

Net periodic benefit (credit)	$(333)	$(189)	$(58)

	Postretirement Benefits
	Successor Company		Predecessor Company
	Three Months Ended	Two Months Ended	One Month Ended
	March 31, 2011	March 31, 2010	January 31, 2010

Interest cost	$6	$25	$10
Amortization of net (gain)	—	—	(21)

Net periodic benefit cost (credit)	$6	$25	$(11)

The Company made contributions to its pension plans of $11.4 million and $6.2 million during the three months ended March 31, 2011 and two months ended March 31, 2010, respectively. The Predecessor Company did not make any contributions to its pension plans during the one month ended January 31, 2010.
During the three months ended March 31, 2011 and two months ended March 31, 2010, the Company made contributions of $0.5 million and $0.6 million, respectively, to its postretirement plans. During the one month ended January 31, 2010, the Predecessor Company made contributions of $0.4 million to its postretirement plans. We expect to make total contributions of approximately $16.7 million and $1.1 million to our pension plans and postretirement plans, respectively, in 2011.
9. Business Segments
Management reviews and analyzes its business of providing marketing solutions as one operating segment.

10. Legal Proceedings
We are subject to various lawsuits, claims, and regulatory and administrative proceedings arising out of our business covering matters such as general commercial, governmental regulations, intellectual property, employment, tax and other actions. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows or financial position.
11. Other Information
On February 14, 2011, we completed the sale of substantially all net assets of Business.com, including long-lived assets, domain names, trademarks, brands, intellectual property, related content and technology platform. As a result, we recognized a gain on the sale of these assets of $13.4 million during the three months ended March 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” the “Successor Company,” the “Company,” “Parent Company,” “we,” “us” and “our”) future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, based on information currently available to us and are subject to significant risks and uncertainties. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than as imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about Dex One’s future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the continuing decline in the use of print directories; (2) increased competition, particularly from existing and emerging online technologies; (3) ongoing weak economic conditions and continued decline in advertising sales; (4) our ability to collect trade receivables from customers to whom we extend credit; (5) our ability to generate sufficient cash to service our debt; (6) our ability to comply with the financial covenants contained in our debt agreements and the potential impact to operations and liquidity as a result of restrictive covenants in such debt agreements; (7) our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; (8) increasing interest rates; (9) changes in the Company’s and the Company’s subsidiaries credit ratings; (10) changes in accounting standards; (11) regulatory changes and judicial rulings impacting our business; (12) adverse results from litigation, governmental investigations or tax related proceedings or audits; (13) the effect of labor strikes, lock-outs and negotiations; (14) successful realization of the expected benefits of acquisitions, divestitures and joint ventures; (15) our ability to maintain agreements with Qwest, CenturyLink and AT&T and other major Internet search and local media companies; (16) our reliance on third-party vendors for various services; and (17) other events beyond our control that may result in unexpected adverse operating results. Additional risks and uncertainties are described in detail in Part I — Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.
Dex One became the successor registrant to R.H. Donnelley Corporation (“RHD” or the “Predecessor Company”) upon emergence from Chapter 11 relief under Title 11 of the United States Code (“Chapter 11”) on January 29, 2010 (the “Effective Date”). References to the Predecessor Company in this Quarterly Report on Form 10-Q pertain to periods prior to the Effective Date.
In conjunction with our restructuring plan that commenced during the fourth quarter of 2010 and the resulting changes in our organizational structure, certain prior period amounts included in the unaudited condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation.
Recent Trends and Developments Related to Our Business
Results of Operations
As discussed in “Results of Operations” below, we have been experiencing lower advertising sales primarily as a result of declines in new and recurring business, including both renewal and incremental sales to existing advertisers, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search. This was evidenced by the continued decline in our net revenues and cash flows for the three months ended March 31, 2011 as compared to the prior corresponding period, apart from the impact on net revenues as a result of fresh start accounting that is discussed below.

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
Our Plan
As more fully described in Part I — Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2010, we are a marketing solutions company that helps local businesses generate leads and manage their presence among consumers in the ever changing, complex and fragmented markets we serve. Our proprietary marketing solutions include our Dex published yellow pages directories, our Internet yellow pages site, DexKnows.com ® and our mobile application, Dex Mobile ®. Our digital affiliate marketing solutions are powered by our search engine marketing product, DexNet™, which extends our clients’ reach to our leading Internet and mobile partners to attract consumers searching for local products and services within our markets.
In response to the challenges noted above, we are working to improve the value we deliver to our clients by expanding the number of platforms and media through which we deliver their message to consumers. Our growing list of marketing solutions includes local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, keyword and search engine optimization strategies and programs, distribution strategies, social strategies, voice search platforms and tracking and reporting. We continue to invest in our future through initiatives such as sales force automation, a client self-service system and portal and training and development of our locally based marketing consultants. We are opening a new client contact center in Overland Park, Kansas, which we expect to be fully operational in the second quarter of 2011. This facility will help ensure we are able to get the right resource in front of the right clients and prospects and secure our local relationships by focusing on selling the value provided to local businesses through these expanded platforms. As local business conditions recover in our markets, we believe these investments will help us drive future revenue.
We also continue to actively manage expenses and are considering and acting upon various initiatives and opportunities to streamline operations and reduce our cost structure. We commenced our most significant initiative during the fourth quarter of 2010 by implementing a restructuring plan that realigns internal resources to better support our base of business and ensure we have an organizational structure that is optimized to compete in a rapidly evolving marketplace. This restructuring plan, which has continued into 2011, includes headcount reductions, consolidation of responsibilities and vacating leased facilities. As a result of this restructuring plan, the Company recorded a restructuring charge to earnings of $18.6 million during the fourth quarter of 2010 related to severance of which $0.7 million was paid in cash. During the first quarter of 2011, the Company recorded an additional restructuring charge to earnings of $6.0 million related to severance and vacating leased facilities and made cash payments of $8.5 million. The Company anticipates additional charges to earnings and cash payments related to severance and vacating leased facilities in conjunction with this restructuring plan during the remainder of 2011. These amounts have not been determined at this time. See Item 1, “Financial Statements (Unaudited)” - Note 4, “Restructuring Charges” for additional information.

Liquidity and Going Concern Analysis
As more fully described below in “Liquidity and Capital Resources,” the Company’s primary sources of liquidity are existing cash on hand and cash flows generated from operations and our primary liquidity requirements are to fund operations and service our indebtedness. The Company’s projected decline in advertising sales will result in a decline in cash flows in future periods. In addition, while improvements in local business conditions are anticipated in our long-term financial forecast as noted above, these improvements will not have a significant impact on our cash flows. However, despite the projected decline in advertising sales and cash flows, as a result of our emergence from the Chapter 11 proceedings and the restructuring of the Predecessor Company’s outstanding debt and based on current financial projections, the Company expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and meet debt service requirements for at least the next 12-15 months.
Impairment Analysis
The Company reviews the carrying value of goodwill, definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. We concluded there were no triggering events to further measure for impairment during the three months ended March 31, 2011. As such, there have been no changes to the percentages by which the fair value of our reporting units exceeded their carrying value, to assumptions used in determining the fair value of the reporting units or to any uncertainty inherent in those assumptions, from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. See Item 1, “Financial Statements (Unaudited)” — Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for additional information.
If industry and local business conditions in our markets deteriorate in excess of current estimates, potentially resulting in further declines in advertising sales and operating results, and if the trading value of our debt and equity securities decline significantly, we will be required to assess the recoverability of goodwill in addition to our annual evaluation and recoverability and useful lives of our intangible assets and other long-lived assets. These factors, including changes to assumptions used in our impairment analysis as a result of these factors, could result in future impairment charges, a reduction of remaining useful lives associated with our intangible assets and other long-lived assets and acceleration of amortization expense.
Fresh Start Accounting
The Company adopted fresh start accounting and reporting on February 1, 2010 (“Fresh Start Reporting Date”). Our net revenues and operating results were significantly impacted during 2010 by our adoption of fresh start accounting on the Fresh Start Reporting Date. See “Results of Operations — Factors Affecting Comparability” below for additional information on the impact of fresh start accounting and the Company’s presentation of Non-GAAP Combined Adjusted results for 2010.
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
Healthcare Reform Legislation
During March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 were signed into law. There has been no significant impact on our financial position, results of operations or cash flows as a result of this new legislation and we do not anticipate any significant impact in the foreseeable future.
Segment Reporting
Management reviews and analyzes its business of providing marketing solutions as one operating segment.

New Accounting Pronouncements
We have reviewed accounting pronouncements that were issued as of March 31, 2011, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.
RESULTS OF OPERATIONS
Factors Affecting Comparability
Fresh Start Accounting Adjustments
The Company adopted fresh start accounting and reporting on the Fresh Start Reporting Date. The financial statements as of the Fresh Start Reporting Date report the results of Dex One with no beginning retained earnings or accumulated deficit. Any presentation of Dex One represents the financial position and results of operations of a new reporting entity and is not comparable to prior periods presented by the Predecessor Company. The financial statements for periods ended prior to the Fresh Start Reporting Date do not include the effect of any changes in the Predecessor Company’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.
As a result of the deferral and amortization method of revenue recognition, recognized gross advertising revenues reflect the amortization of advertising sales consummated in prior periods as well as in the current period. The adoption of fresh start accounting had a significant impact on the financial position and results of operations of the Company commencing on the Fresh Start Reporting Date. Consistent with the Predecessor Company’s historical application of the purchase method of accounting for business combinations included in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, fresh start accounting precluded us from recognizing advertising revenue and certain expenses associated with advertising sales fulfilled prior to the Fresh Start Reporting Date. Thus, our reported results for the two months ended March 31, 2010 were not indicative of our underlying operating and financial performance and are not comparable to any current period presentation. The adoption of fresh start accounting did not have any impact on cash flows from operations.
Accordingly, management has provided a non-GAAP analysis below that compares the Company’s GAAP results for the three months ended March 31, 2011 to Non-GAAP Combined Adjusted Results for the three months ended March 31, 2010 for net revenues through operating income (loss). Non-GAAP Combined Adjusted Results (1) combines GAAP results of the Company for the two months ended March 31, 2010 and GAAP results of the Predecessor Company for the one month ended January 31, 2010 and (2) adjusts these combined amounts to (i) eliminate the fresh start accounting impact on revenue and certain related expenses noted above and (ii) exclude cost-uplift recorded under fresh start accounting. Deferred directory costs that are included in prepaid expenses and other current assets on the consolidated balance sheet, such as print, paper, distribution and commissions, relate to directories that have not yet been published. Deferred directory costs have been recorded at fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directory, plus (c) a normal profit margin. This incremental fresh start accounting adjustment to step up the recorded value of the deferred directory costs to fair value is hereby referred to as “cost-uplift.” Cost-uplift has been amortized over the terms of the applicable directories, not to exceed twelve months, and has been allocated between production and distribution expenses and selling and support expenses based upon the category of the deferred directory costs that were fair valued. Fresh start accounting had an immaterial impact on our results of operations for the three months ended March 31, 2011 and therefore, we have not adjusted our GAAP results for this period in the non-GAAP analysis below.
Management believes that the presentation of Non-GAAP Combined Adjusted Results will help financial statement users better understand the material impact fresh start accounting had on the Company’s results of operations for the two months ended March 31, 2010 and also offers a non-GAAP normalized comparison to GAAP results of the Company for the three months ended March 31, 2011. The Non-GAAP Combined Adjusted Results presented below are reconciled to the most comparable GAAP measures. While the Non-GAAP Combined Adjusted Results exclude the effects of fresh start accounting, it must be noted that the Non-GAAP Combined Adjusted Results are not comparable to the Company’s GAAP results for the three months ended March 31, 2011 and should not be treated as such.

Management has also provided a separate GAAP analysis for line items below operating income (loss) on the condensed consolidated statements of operations for each reporting period presented. Management believes these line items should not be combined or compared for the non-GAAP analysis based upon distinct differences in their composition between the Successor Company and Predecessor Company and the reporting periods presented. Please refer to our Quarterly Report on Form 10-Q for the period ended March 31, 2010 for a separate GAAP analysis of net revenues through operating income (loss) for the two months ended March 31, 2010 and one month ended January 31, 2010, respectively.
GAAP Results for the Three Months Ended March 31, 2011 compared to Non-GAAP Combined Adjusted Results for the Three Months Ended March 31, 2010 – Net Revenues Through Operating Income (Loss)
Net Revenues
The components of our GAAP net revenues for the three months ended March 31, 2011 and non-GAAP combined adjusted net revenues for the three months ended March 31, 2010 were as follows:

						Non-GAAP
	Successor	Successor	Predecessor			Combined
	Company	Company	Company			Adjusted
	Three Months Ended	Two Months Ended	One Month Ended			Three Months Ended
	March 31,	March 31,	January 31,	Fresh Start		March 31,
(amounts in millions)	2011	2010	2010	Adjustments		2010	$ Change	% Change
Gross advertising revenues	$390.6	$53.3	$161.4	$257.9	(1)	$472.6	$(82.0)	(17.4)%
Sales claims and allowances	(4.7)	(2.5)	(3.5)	(4.6	)(1)	(10.6)	5.9	55.7

Net advertising revenues	385.9	50.8	157.9	253.3		462.0	(76.1)	(16.5)
Other revenues	5.3	2.3	2.5	1.8	(1)	6.6	(1.3)	(19.7)

Total	$391.2	$53.1	$160.4	$255.1		$468.6	$(77.4)	(16.5)%

(1)	Represents gross advertising revenues, sales claims and allowances and other revenues for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the two months ended March 31, 2010 absent our adoption of fresh start accounting required under GAAP.
Our advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish. Advertising revenues also include revenues from our Internet-based marketing solutions including online directories, such as DexKnows.com and DexNet. Advertising revenues are affected by several factors, including changes in the quantity, size and characteristics of advertisements, acquisition of new clients, renewal rates of existing clients, premium advertisements sold, changes in advertisement pricing, the introduction of new marketing solutions, an increase in competition and more fragmentation in the local business search market and general economic factors. Revenues with respect to print advertising and Internet-based marketing solutions that are sold with print advertising are recognized under the deferral and amortization method whereby revenues are initially deferred when a directory is published, net of sales claims and allowances, and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to Internet-based marketing solutions that are sold standalone, such as DexNet, are recognized ratably over the life of the contract commencing when they are first delivered or fulfilled. Revenues with respect to our marketing solutions that are non-performance based are recognized ratably over the life of the contract commencing when they are first delivered or fulfilled. Revenues with respect to our marketing solutions that are performance-based are recognized as the service is delivered or fulfilled.

GAAP gross advertising revenues for the three months ended March 31, 2011 decreased $82.0 million, or 17.4%, from non-GAAP combined adjusted gross advertising revenues for the three months ended March 31, 2010. The decline in GAAP gross advertising revenues for the three months ended March 31, 2011 is primarily due to declines in advertising sales over the past twelve months, primarily as a result of declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search. The decline in GAAP gross advertising revenues is also a result of recognizing approximately one month of revenues from Business.com compared to three months of revenues in the prior corresponding period due to the sale of substantially all net assets of Business.com in February 2011, as well as not recognizing revenues associated with a delinquent CMR during the three months ended March 31, 2011.
GAAP sales claims and allowances for the three months ended March 31, 2011 decreased $5.9 million, or 55.7%, from non-GAAP combined adjusted sales claims and allowances for the three months ended March 31, 2010. The decline in GAAP sales claims and allowances for the three months ended March 31, 2011 is primarily due to lower claims experience as a result of process improvements and operating efficiencies, which improved print copy quality in certain of our markets, as well as lower advertising sales volume.
Expenses
The components of our GAAP expenses for the three months ended March 31, 2011 and non-GAAP combined adjusted expenses for the three months ended March 31, 2010 were as follows:

						Non-
						GAAP
	Successor	Successor	Predecessor			Combined
	Company	Company	Company			Adjusted
	Three Months Ended	Two Months Ended	One Month Ended			Three Months Ended
	March 31,	March 31,	January 31,	Fresh Start		March 31,
(amounts in millions)	2011	2010	2010	Adjustments		2010	$ Change	% Change
Production and distribution expenses	$75.0	$27.6	$26.9	$27.1	(1)	$81.6	$(6.6)	(8.1)%
Selling and support expenses	104.1	59.3	40.9	27.9	(1)	128.1	(24.0)	(18.7)
General and administrative expenses	38.1	22.2	8.3	—		30.5	7.6	24.9
Depreciation and amortization expenses	54.1	39.4	20.2	—		59.6	(5.5)	(9.2)

Total	$271.3	$148.5	$96.3	$55.0		$299.8	$(28.5)	(9.5)%

(1)	Represents (a) certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the two months ended March 31, 2010 absent our adoption of fresh start accounting required under GAAP and (b) the exclusion of cost-uplift recorded under fresh start accounting.
Certain costs directly related to the selling and production of directories are initially deferred and then amortized ratably over the life of the directories under the deferral and amortization method of accounting to match revenue recognized relating to such directories, with cost recognition commencing in the month directory distribution is substantially complete. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Sales commissions include amounts paid to employees for sales to local clients and to certified marketing representatives (“CMRs”), which act as our channel to national clients. All other expenses, such as sales person salaries, sales manager compensation, sales office occupancy, publishing and information technology services, are not specifically identifiable to a particular directory and are recognized as incurred. Except for certain expenses associated with advertising sales fulfilled prior to the Fresh Start Reporting Date, which fresh start accounting precluded us from recognizing, our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant.
Production and Distribution Expenses
GAAP production and distribution expenses for the three months ended March 31, 2011 were $75.0 million, compared to non-GAAP combined adjusted production and distribution expenses of $81.6 million for the three months ended March 31, 2010. The primary components of the $6.6 million, or 8.1%, decrease in GAAP production and distribution expenses for the three months ended March 31, 2011 were as follows:

Three
Months Ended
(amounts in millions)	March 31, 2011

Lower Internet production and distribution expenses	$(3.6)
Lower print, paper and distribution expenses	(2.8)
All other, net	(0.2)

Total decrease in GAAP production and distribution expenses for the three months ended March 31, 2011	$(6.6)

GAAP Internet production and distribution expenses for the three months ended March 31, 2011 declined $3.6 million, compared to non-GAAP combined adjusted Internet production and distribution expenses for the three months ended March 31, 2010, due to purchasing efficiencies, lower headcount and a reduction in DexNet customers. The decline in GAAP Internet production and distribution expenses is also a result of recognizing approximately one month of expenses from Business.com compared to three months of expenses in the prior corresponding period due to the sale of substantially all net assets of Business.com in February 2011. These declines are partially offset by increased purchased traffic costs that direct traffic to our online properties driven by higher cost per click rates.
GAAP print, paper and distribution expenses for the three months ended March 31, 2011 declined $2.8 million, compared to non-GAAP combined adjusted print, paper and distribution expenses for the three months ended March 31, 2010, primarily due to lower page volumes associated with declines in print advertisements.
Selling and Support Expenses
GAAP selling and support expenses for the three months ended March 31, 2011 were $104.1 million, compared to non-GAAP combined adjusted selling and support expenses of $128.1 million for three months ended March 31, 2010. The primary components of the $24.0 million, or 18.7%, decrease in GAAP selling and support expenses for the three months ended March 31, 2011 were as follows:

Three
Months Ended
(amounts in millions)	March 31, 2011

Lower bad debt expense	$(12.9)
Lower commissions and salesperson expenses	(7.3)
Lower advertising expenses	(2.1)
All other, net	(1.7)

Total decrease in GAAP selling and support expenses for the three months ended March 31, 2011	$(24.0)

GAAP bad debt expense for the three months ended March 31, 2011 declined $12.9 million, compared to non-GAAP combined adjusted bad debt expense for the three months ended March 31, 2010, primarily due to effective credit and collections practices, which have driven improvement in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers and advertising sales. GAAP bad debt expense for the three months ended March 31, 2011 represented 2.2% of our net revenue, compared to 4.6% for the non-GAAP combined adjusted three months ended March 31, 2010.
GAAP commissions and salesperson expenses for the three months ended March 31, 2011 decreased $7.3 million, compared to non-GAAP combined adjusted commissions and salesperson expenses for the three months ended March 31, 2010, primarily due to lower advertising sales and its effect on variable-based commissions, lower headcount and declines in commissions associated with a delinquent CMR.

GAAP advertising expenses for the three months ended March 31, 2011 decreased $2.1 million, compared to non-GAAP combined adjusted advertising expenses for the three months ended March 31, 2010, primarily due to the timing of media spend between periods.
General and Administrative Expenses
GAAP general and administrative (“G&A”) expenses for the three months ended March 31, 2011 were $38.1 million, compared to non-GAAP combined adjusted G&A expenses of $30.5 million for the three months ended March 31, 2010. The primary components of the $7.6 million, or 24.9%, increase in GAAP G&A expenses for the three months ended March 31, 2011 were as follows:

Three
Months Ended
(amounts in millions)	March 31, 2011

Higher restructuring expenses	$6.0
All other, net	1.6

Total increase in GAAP G&A expenses for the three months ended March 31, 2011	$7.6

During the fourth quarter of 2010, we commenced a restructuring plan that includes headcount reductions and consolidation of responsibilities, which continued into 2011. As a result of this restructuring plan, the Company recognized a restructuring charge of $6.0 million during the three months ended March 31, 2011. There were no restructuring charges recognized during the non-GAAP combined adjusted three months ended March 31, 2010.
Depreciation and Amortization Expenses
GAAP depreciation and amortization expenses for the three months ended March 31, 2011 were $54.1 million, compared to combined depreciation and amortization expenses of $59.6 million for the three months ended March 31, 2010. GAAP amortization of intangible assets was $38.2 million for the three months ended March 31, 2011, compared to $46.4 million for the combined three months ended March 31, 2010. The decrease in GAAP intangible asset amortization expense for the three months ended March 31, 2011 is primarily a result of not recognizing any amortization expense for Business.com intangible assets, as these intangible assets were fully impaired during 2010. The decrease in GAAP intangible asset amortization expense is also due to the income forecast amortization methodology, which assumes the value derived from our intangible assets and associated amortization expense is greater in the earlier years and steadily declines over time.
GAAP depreciation of fixed assets and amortization of computer software was $15.9 million for the three months ended March 31, 2011, compared to $13.2 million for the combined three months ended March 31, 2010. The increase in GAAP depreciation expense for the three months ended March 31, 2011 is primarily due to software development capital projects placed into service during the later part of 2010 and first quarter of 2011.
Operating Income (Loss)
GAAP operating income for the three months ended March 31, 2011 and non-GAAP combined adjusted operating income (loss) for the three months ended March 31, 2010 was as follows:

						Non-GAAP
	Successor	Successor	Predecessor			Combined
	Company	Company	Company			Adjusted
	Three Months Ended	Two Months Ended	One Month Ended			Three Months Ended
	March 31,	March 31,	January 31,	Fresh Start		March 31,
(amounts in millions)	2011	2010	2010	Adjustments		2010	$ Change	% Change
Total	$119.9	$(95.4)	$64.1	$200.1	(1)	$168.8	$(48.9)	(29.0)%

(1)	Represents the net effect of (a) eliminating gross advertising revenues, sales claims and allowances, other revenues and certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the two months ended March 31, 2010 absent our adoption of fresh start accounting required under GAAP and (b) the exclusion of cost-uplift recorded under fresh start accounting.

GAAP operating income for the three months ended March 31, 2011 of $119.9 million compares to non-GAAP combined adjusted operating income of $168.8 million for the three months ended March 31, 2010. The decrease in GAAP operating income for the three months ended March 31, 2011 is due to the revenue and expense trends described above.
GAAP Results for the Three Months Ended March 31, 2011, Two Months Ended March 31, 2010 (Successor Company) and One Month Ended January 31, 2010 (Predecessor Company)
Gain on Sale of Assets
On February 14, 2011, we completed the sale of substantially all net assets of Business.com, including long-lived assets, domain names, trademarks, brands, intellectual property, related content and technology platform. As a result, we recognized a gain on the sale of these assets of $13.4 million during the three months ended March 31, 2011.
Interest Expense, Net
Successor Company
Net interest expense of the Company was $57.7 million and $48.9 million for the three months ended March 31, 2011 and two months ended March 31, 2010, respectively.
In conjunction with our adoption of fresh start accounting and reporting on the Fresh Start Reporting Date, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $7.3 million and $5.5 million for the three months ended March 31, 2011 and two months ended March 31, 2010, respectively.
During the first quarter of 2010, we entered into interest rate swap and interest rate cap agreements, which have not been designated as cash flow hedges. The Company’s interest expense for the three months ended March 31, 2011 and two months ended March 31, 2010 includes income of $0.7 million and expense of $1.1 million, respectively, resulting from the change in fair value of these interest rate swaps and interest rate caps.
Predecessor Company
Net interest expense of the Predecessor Company was $19.7 million for the one month ended January 31, 2010. Contractual interest expense that would have appeared on the Predecessor Company’s unaudited condensed consolidated statement of operations if not for the filing of the Chapter 11 petitions was $65.9 million for the one month ended January 31, 2010.
Reorganization Items, Net
Predecessor Company
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

Predecessor Company
One Month Ended
(amounts in thousands)	January 31, 2010

Liabilities subject to compromise	$6,352,813
Issuance of new Dex One common stock (par value)	(50)
Dex One additional paid-in capital	(1,450,734)
Dex One Senior Subordinated Notes	(300,000)
Reclassified into other balance sheet liability accounts	(39,471)
Professional fees and other	(38,403)

Gain on reorganization / settlement of liabilities subject to compromise	4,524,155

Predecessor Company
One Month Ended
(amounts in thousands)	January 31, 2010

Fresh start accounting adjustments:
Goodwill	2,097,124
Write off of deferred revenue and deferred directory costs	655,555
Fair value adjustment to intangible assets	415,132
Fair value adjustment to the amended and restated credit facilities	120,245
Fair value adjustment to fixed assets and computer software	49,814
Write-off of deferred financing costs	(48,443)
Other fresh start accounting adjustments	(20,450)

Total fresh start accounting adjustments	3,268,977

Total reorganization items, net	$7,793,132

Income Taxes
Successor Company
Our quarterly income tax (provision) benefit for income taxes is measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented. For the three months ended March 31, 2011, we recorded an income tax provision of $(20.2) million, which represents an effective tax rate of 26.8%. The effective tax rate for the three months ended March 31, 2011 differs from the federal statutory rate of 35.0% primarily due to changes in deferred tax liabilities related to the stock basis of subsidiaries (discussed below), the impact of state income taxes, and a valuation allowance that has been recorded.
Upon emergence from bankruptcy, where required pursuant to FASB ASC 740-30-25-7, Income Taxes, the Company recorded deferred tax liabilities related to the excess of the financial statement carrying amount over the tax basis of investments in certain subsidiaries. The estimated annual effective tax rate for the current year includes an estimate of the change in these deferred tax liabilities for the year. The resulting reduction in income tax expense allocated to the three months ended March 31, 2011 relating to the change in these deferred tax liabilities is $6.4 million, which reduces the effective tax rate for the three months ended March 31, 2011 by approximately 8.4%.
For the two months ended March 31, 2010, we recorded an income tax benefit of $401.5 million, which represents an effective tax rate of 278.2%. Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of net operating losses and other corporate tax attributes as ownership changes occur. Under Section 382, potential limitations are triggered when there has been an ownership change, which is generally defined as a greater than 50% change in stock ownership (by value) over a three-year prescribed testing period. Such change in ownership will restrict the Company’s ability to use certain net operating losses and other corporate tax attributes in the future. However, the ownership change does not constitute a change in control under any of the Company’s debt agreements or other contracts. The Company experienced an ownership change in March 2009.
Based upon the closing of the SEC filing period for Schedules 13-G and review of these schedules filed through February 15, 2010, the Company determined that, more likely than not, a certain “check-the-box” election was effective prior to the date of the 2009 ownership change under Section 382. As a result, the Company recorded a tax benefit for the reversal of a liability for unrecognized tax benefit of $351.9 million in the condensed consolidated statement of operations for the two months ended March 31, 2010, which was the primary driver of our effective tax rate for the period.
Predecessor Company
For the one month ended January 31, 2010, the Predecessor Company recorded an income tax provision of $(917.5) million which represents an effective tax rate of 11.7%.

Net Income and Earnings Per Share
Successor Company
Net income of $55.4 million for the three months ended March 31, 2011 was a direct result of the revenue and expense trends described above. Net income of $257.2 million for the two months ended March 31, 2010 was a direct result of the income tax benefit described above, offset by the significant impact of the effects of fresh start accounting and the revenue and expense trends described above.
Basic and diluted earnings per share (“EPS”) was $1.11 for the three months ended March 31, 2011. For the two months ended March 31, 2010, basic and diluted EPS was $5.14. See Item 1, “Financial Statements (Unaudited)” — Note 2, “Summary of Significant Accounting Policies — Earnings Per Share” for further details and computations of basic and diluted EPS.
Predecessor Company
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
Non-GAAP Statistical Measures
Advertising sales is a non-GAAP statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under GAAP are recognized under the deferral and amortization method. Advertising sales in current periods will be recognized as gross advertising revenues in future periods as a result of the deferral and amortization method of revenue recognition. Advertising sales for the three months ended March 31, 2011 were $364.5 million, representing a decline of $72.5 million, or 16.6%, from combined advertising sales of $437.0 million for the three months ended March 31, 2010.
In order to provide more visibility into what the Company will book as revenue in the future, we are presenting an additional non-GAAP statistical measure called bookings, which represent sales activity associated with our print directories and Internet-based marketing solutions during the period. Bookings associated with our local customers represent signed contracts during the period. Bookings associated with our national customers represent what has been published or fulfilled during the period. Bookings for the three months ended March 31, 2011 were $351.0 million, representing a decline of $66.6 million, or 15.9%, from combined bookings of $417.5 million for the three months ended March 31, 2010.
The decrease in advertising sales and bookings for the three months ended March 31, 2011 is a result of declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search.

LIQUIDITY AND CAPITAL RESOURCES
The following table presents the fair market value of our long-term debt at March 31, 2011 based on quoted market prices on that date, as well as the carrying value of our long-term debt at March 31, 2011, which includes $83.7 million of unamortized fair value adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date.

	Fair Market Value	Carrying Value
	March 31, 2011	March 31, 2011
RHDI Amended and Restated Credit Facility	$767,204	$986,073
Dex Media East Amended and Restated Credit Facility	558,879	717,081
Dex Media West Amended and Restated Credit Facility	571,218	646,511
Dex One 12%/14% Senior Subordinated Notes due 2017	190,500	300,000

Total Dex One consolidated	2,087,801	2,649,665
Less current portion	181,961	224,555

Long-term debt	$1,905,840	$2,425,110

RHDI Amended and Restated Credit Facility
As of March 31, 2011, the outstanding carrying value under the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”) totaled $986.1 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at March 31, 2011.
Dex Media East Amended and Restated Credit Facility
As of March 31, 2011, the outstanding carrying value under the amended and restated Dex Media East credit facility (“Dex Media East Amended and Restated Credit Facility”) totaled $717.1 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 2.8% at March 31, 2011.
Dex Media West Amended and Restated Credit Facility
As of March 31, 2011, the outstanding carrying value under the amended and restated Dex Media West credit facility (“Dex Media West Amended and Restated Credit Facility”) totaled $646.5 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.0% at March 31, 2011.
Impact of Fresh Start Accounting
In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our amended and restated credit facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our amended and restated credit facilities, of which $83.7 million remains unamortized at March 31, 2011, as shown in the following table.

			Outstanding Debt at
			March 31, 2011
		Unamortized Fair	Excluding the
		Value Adjustments	Impact of
	Carrying Value at	at March 31,	Unamortized Fair
	March 31, 2011	2011	Value Adjustments

RHDI Amended and Restated Credit Facility	$986,073	$13,514	$999,587
Dex Media East Amended and Restated Credit Facility	717,081	59,320	776,401
Dex Media West Amended and Restated Credit Facility	646,511	10,844	657,355
Dex One 12%/14% Senior Subordinated Notes due 2017	300,000	—	300,000

Total	$2,649,665	$83,678	$2,733,343

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
Based on current financial projections, but in any event for at least the next 12-15 months, the Company expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and capital expenditures, as well as meet debt service requirements. The Company’s financial projections also include excess cash flow that will be used to fund additional debt repayments resulting from cash flow sweep requirements under our amended and restated credit facilities. However, no assurances can be made that our business will generate sufficient cash flows from operations to enable us to fund these prospective cash requirements since the current information used in our financial projections could change in the future as a result of changes in estimates and assumptions as well as risks noted in Part I — Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.
As provided for in our amended and restated credit facilities, each of the Company’s operating subsidiaries are permitted to fund a share of the Parent Company’s interest obligations on the $300.0 million aggregate principal amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”). In addition, each of our operating subsidiaries is permitted to send up to $5 million annually to the Parent Company for its use on an unrestricted basis. Other funds, based on a percentage of each operating subsidiaries’ excess cash flow, as defined in each credit agreement, may be provided to the Parent Company to fund specific activities, such as acquisitions. Lastly, our operating subsidiaries fund on a proportionate basis those expenses paid by the Parent Company to fund the daily operations of our operating subsidiaries. Excluding the very limited exceptions noted above, all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to us under the terms of our amended and restated credit facilities.
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

Successor Company
Three Months Ended March 31, 2011
Aggregate outstanding debt at March 31, 2011 was $2,649.7 million, which includes fair value adjustments of $83.7 million required by GAAP in connection with the Company’s adoption of fresh start accounting. During the three months ended March 31, 2011, we made scheduled and accelerated principal payments of $40.9 million and $53.9 million, respectively, for total principal payments of $94.8 million under our amended and restated credit facilities. For the three months ended March 31, 2011, we made aggregate net cash interest payments of $63.7 million. At March 31, 2011, we had $136.6 million of cash and cash equivalents before checks not yet presented for payment of $0.5 million.
Cash provided by operating activities was $109.5 million for the three months ended March 31, 2011 and included net income adjusted for non-cash items such as depreciation and amortization, partially offset by changes in assets and liabilities primarily driven by changes in deferred directory revenues.
Cash provided by investing activities for the three months ended March 31, 2011 was $10.5 million and relates to the sale of substantially all net assets of Business.com, partially offset by the purchase of fixed assets, primarily computer equipment, software and leasehold improvements.
Cash used in financing activities for the three months ended March 31, 2011 was $111.3 million and includes the following:
•	$94.8 million in principal payments on our amended and restated credit facilities;

•	$0.3 million provided by other financing items; and

•	$16.7 million in the decreased balance of checks not yet presented for payment.
Two Months Ended March 31, 2010
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
Cash used in financing activities for the two months ended March 31, 2010 was $150.8 million and includes the following:
•	$153.2 million in principal payments on our amended and restated credit facilities;

•	$0.9 million in other financing costs; and

•	$3.3 million in the increased balance of checks not yet presented for payment.
Predecessor Company
One Month Ended January 31, 2010
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

Cash used in financing activities for the one month ended January 31, 2010 was $536.5 million and includes the following:
•	$511.3 million in principal payments on term loans under the Predecessor Company’s credit facilities in accordance with the Plan and in conjunction with our emergence from Chapter 11;

•	$22.1 million in costs associated with the issuance of the Dex One Senior Subordinated Notes and other financing related costs; and

•	$3.1 million in the decreased balance of checks not yet presented for payment.
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
The Company has entered into the following interest rate swaps that effectively convert $500.0 million, or approximately 21%, of the Company’s variable rate debt to fixed rate debt as of March 31, 2011. Since the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at March 31, 2011, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At March 31, 2011, approximately 89% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 30% of our total debt portfolio as of March 31, 2011. The interest rate swaps mature at varying dates from February 2012 through February 2013.
Interest Rate Swaps — Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$300	(2)	1.20% - 1.796%	February 29, 2012 — February 28, 2013
March 5, 2010	100	(1)	1.688%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013

Total	$500

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.5%. The weighted average rate received on our interest rate swaps was 0.3% for the three months ended March 31, 2011. These periodic payments and receipts are recorded as interest expense.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls
There have not been any changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various lawsuits, claims, and regulatory and administrative proceedings arising out of our business covering matters such as general commercial, governmental regulations, intellectual property, employment, tax and other actions. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows or financial position.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I — Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2010. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.
Item 6. Exhibits

Exhibit No.	Document
10.1*	Form of Restricted Stock Award Agreement for Executive Officers.

10.2*	Form of Non-Qualified Stock Option Agreement (Time-Vested Award) for Executive Officers.

10.3*	Form of Non-Qualified Stock Option Agreement (Price-Vested Award) for Executive Officers.

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2011 by Alfred T. Mockett, Chief Executive Officer and President of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2011 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2011, under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for Dex One Corporation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEX ONE CORPORATION

Date: May 2, 2011	By:	/s/ Steven M. Blondy

Steven M. Blondy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Sylvester J. Johnson

Sylvester J. Johnson
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document
10.1*	Form of Restricted Stock Award Agreement for Executive Officers.

10.2*	Form of Non-Qualified Stock Option Agreement (Time-Vested Award) for Executive Officers.

10.3*	Form of Non-Qualified Stock Option Agreement (Price-Vested Award) for Executive Officers.

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2011 by Alfred T. Mockett, Chief Executive Officer and President of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2011 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2011, under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for Dex One Corporation

*	Filed herewith.