Form 10-Q
period 2011-06-30
DEX ONE Corp
filed 2011-08-04
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Title of class	Shares Outstanding at July 15, 2011

Common Stock, par value $.001 per share	50,158,556

DEX ONE CORPORATION
INDEX TO FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2011, the three and five months ended June 30, 2010 (Successor Company) and the one month ended January 31, 2010 (Predecessor Company)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011, the five months ended June 30, 2010 (Successor Company) and the one month ended January 31, 2010 (Predecessor Company)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 1A Risk Factors	45

Item 6. Exhibits	45

SIGNATURES	46
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Dex One Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	June 30, 2011	December 31, 2010

Assets
Current Assets
Cash and cash equivalents	$169,644	$127,852
Accounts receivable:
Billed	199,156	186,477
Unbilled	545,506	567,839
Allowance for doubtful accounts	(84,367)	(75,891)

Net accounts receivable	660,295	678,425
Deferred directory costs	140,922	147,025
Deferred income taxes, net	47,836	84,149
Prepaid expenses and other current assets	57,790	82,656

Total current assets	1,076,487	1,120,107

Fixed assets and computer software, net	171,120	188,749
Other non-current assets	11,416	9,762
Intangible assets, net	2,285,499	2,369,156
Goodwill, net	—	801,074

Total Assets	$3,544,522	$4,488,848

Liabilities and Shareholders’ (Deficit) Equity

Current Liabilities
Accounts payable and accrued liabilities	$142,234	$154,540
Accrued interest	27,715	30,905
Deferred directory revenues	691,436	722,566
Current portion of long-term debt	298,907	249,301

Total current liabilities	1,160,292	1,157,312

Long-term debt	2,298,084	2,487,920
Deferred income taxes, net	42,424	205,812
Other non-current liabilities	61,732	111,888

Total liabilities	3,562,532	3,962,932

Commitments and contingencies

Shareholders’ (Deficit) Equity
Common stock, par value $.001 per share, authorized — 300,000,000 shares; issued and outstanding — 50,158,556 shares at June 30, 2011 and 50,031,441 shares at December 31, 2010	50	50
Additional paid-in capital	1,457,824	1,455,223
Accumulated deficit	(1,470,290)	(923,592)
Accumulated other comprehensive loss	(5,594)	(5,765)

Total shareholders’ (deficit) equity	(18,010)	525,916

Total Liabilities and Shareholders’ (Deficit) Equity	$3,544,522	$4,488,848

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Successor Company				Predecessor Company
	Three Months	Six Months	Three Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
(in thousands, except per share data)	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010	January 31, 2010
Net revenues	$377,266	$768,501	$160,891	$214,035	$160,372

Expenses:
Production and distribution expenses (exclusive of depreciation and amortization shown separately below)	75,154	150,212	49,188	76,751	26,949
Selling and support expenses	110,844	214,904	94,854	154,190	40,866
General and administrative expenses	36,051	74,149	41,138	63,329	8,322
Depreciation and amortization	61,905	115,987	59,581	99,005	20,161
Impairment charges	801,074	801,074	769,674	769,674	—

Total expenses	1,085,028	1,356,326	1,014,435	1,162,949	96,298

Operating income (loss)	(707,762)	(587,825)	(853,544)	(948,914)	64,074

Gain on sale of assets	—	13,437	—	—	—

Interest expense, net	(58,059)	(115,779)	(73,423)	(122,357)	(19,656)

Income (loss) before reorganization items, net and income taxes	(765,821)	(690,167)	(926,967)	(1,071,271)	44,418

Reorganization items, net	—	—	—	—	7,793,132

Income (loss) before income taxes	(765,821)	(690,167)	(926,967)	(1,071,271)	7,837,550

(Provision) benefit for income taxes	163,714	143,469	157,044	558,566	(917,541)

Net income (loss)	$(602,107)	$(546,698)	$(769,923)	$(512,705)	$6,920,009

Earnings (loss) per share:
Basic	$(12.01)	$(10.92)	$(15.39)	$(10.25)	$100.3

Diluted	$(12.01)	$(10.92)	$(15.39)	$(10.25)	$100.2

Shares used in computing earnings (loss) per share:
Basic	50,123	50,082	50,016	50,013	69,013

Diluted	50,123	50,082	50,016	50,013	69,052

Comprehensive Income (Loss)
Net income (loss)	$(602,107)	$(546,698)	$(769,923)	$(512,705)	$6,920,009
Amortization of gain on interest rate swaps, net of tax	—	—	—	—	1,083
Benefit plans adjustment, net of tax	171	171	—	—	(4,535)

Comprehensive income (loss)	$(601,936)	$(546,527)	$(769,923)	$(512,705)	$6,916,557

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor Company		Predecessor Company
	Six Months	Five Months	One Month
	Ended	Ended	Ended
(in thousands)	June 30, 2011	June 30, 2010	January 31, 2010

Cash Flows Provided By Operating Activities	$212,616	$240,060	$71,741

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(14,806)	(15,192)	(1,766)
Proceeds from sale of assets	15,391	—	—

Net cash provided by (used in) investing activities	585	(15,192)	(1,766)

Cash Flows from Financing Activities
Credit facilities repayments	(155,001)	(303,436)	(511,272)
Debt issuance costs and other financing items, net	497	(2,785)	(22,096)
(Decrease) increase in checks not yet presented for payment	(16,905)	3,653	(3,092)

Net cash used in financing activities	(171,409)	(302,568)	(536,460)

Increase (decrease) in cash and cash equivalents	41,792	(77,700)	(466,485)
Cash and cash equivalents, beginning of period	127,852	199,455	665,940

Cash and cash equivalents, end of period	$169,644	$121,755	$199,455

Supplemental Information:
Cash interest, net	$104,566	$69,263	$15,460

Cash income taxes, net	$5,524	$2,148	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data and where otherwise indicated)
1. Business and Basis of Presentation
The interim condensed consolidated financial statements of Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” the “Successor Company,” the “Company,” “Parent Company,” “we,” “us” and “our”) have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to this Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The interim condensed consolidated financial statements include the accounts of Dex One and its direct and indirect wholly-owned subsidiaries. As of June 30, 2011, R.H. Donnelley Corporation, R.H. Donnelley Inc. (“RHDI”), Dex Media, Inc. (“Dex Media”), the legal entity of Business.com, Inc. (“Business.com”) and Dex One Service, Inc. (“Dex One Service”) were our only direct wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
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
Our proprietary marketing solutions include our Dex published yellow pages directories, which we co-brand with other recognizable brands in the industry such as CenturyLink and AT&T, our Internet yellow pages site, DexKnows.com ® and our mobile application, Dex Mobile ®. Our growing list of marketing solutions also includes local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, keyword and search engine optimization strategies and programs, distribution strategies, social strategies, and tracking and reporting. Our digital affiliate marketing solutions are powered by our search engine marketing product, DexNet™, which extends our clients’ reach to our leading Internet and mobile partners to attract consumers searching for local products and services within our markets.

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
In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 amends the current guidance pertaining to multiple-deliverable revenue arrangements included in FASB Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition — Multiple Element Arrangements to:
•	Provide updated guidance on determining whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how consideration should be allocated;

•	Require an entity to allocate revenue in a multiple element arrangement using a selling price hierarchy of (1) vendor specific objective evidence of selling price (“VSOE”), if available; (2) third party evidence of selling price (“TPE”), if VSOE is not available; or (3) estimated selling price, if a vendor does not have either VSOE or TPE; and

•	Eliminate the use of the residual method for revenue recognition and require an entity to allocate revenue using the relative selling price method.
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
The objective of VSOE is to determine the price at which a company would transact a sale if the product or service were sold on a stand-alone basis. In determining VSOE, we require that a substantial majority of our selling prices are consistent with our normal pricing and discounting policies, which have been established by management having relevant authority, for the specific marketing solution when sold on a stand-alone basis. We ensure this consistency by performing an analysis on an annual basis or more often if necessary. In determining relative selling prices of our marketing solutions sold on a stand-alone basis, we consider, among other things, (1) the geographies in which our marketing solutions are sold, (2) economic factors, (3) local business conditions, (4) competition in our markets, (5) advertiser and consumer behavior and classifications, (6) gross margin objectives and (7) historical pricing practices. Selling prices are analyzed on a more frequent basis if changes in any of these factors have a material impact on our pricing and discounting policies. There have been no significant changes to our selling prices or methods used to determine VSOE during the three and six months ended June 30, 2011. However, we may modify our pricing and discounting policies or implement new go-to-market strategies in the future, which could result in changes in selling prices, the methodology used to determine VSOE or use of another method in the selling price hierarchy to allocate arrangement consideration. As a result, our future revenue recognition for multiple-deliverable arrangements could differ significantly from our historical results.
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

Identifiable Intangible Assets and Goodwill
The Company reviews the carrying value of goodwill, definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. The Company reviewed the following information, estimates and assumptions to determine if any indicators of impairment existed during the three and six months ended June 30, 2011:
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
Based upon our announcement in May 2011 of the impending departure of our Executive Vice President and Chief Financial Officer, which subsequently occurred on July 29, 2011, the continued decline in the trading value of our debt and equity securities and revisions made to our long-term forecast, the Company concluded there were indicators of impairment as of May 31, 2011. The Company concluded there were no further triggering events to measure for impairment during the one month ended June 30, 2011.
As a result of identifying indicators of impairment, we performed an impairment test of goodwill in accordance with FASB ASC 350, Intangibles — Goodwill and Other, and an impairment recoverability test of definite-lived intangible assets and other long-lived assets in accordance with FASB ASC 360, Property, Plant and Equipment (“FASB ASC 360”), as of May 31, 2011. Our impairment tests of goodwill, definite-lived intangible assets and other long-lived assets were performed using information, estimates and assumptions noted above and further described below. The Company’s goodwill, definite-lived intangible assets and other long-lived assets have been assigned to the respective reporting unit they represent for impairment testing. As of June 30, 2011, the Company’s reporting units are RHDI, Dex Media East, Inc. (“DME Inc.”) and Dex Media West, Inc. (“DMW Inc.”).
Analysis of Definite-Lived Intangible Assets and Other Long-Lived Assets
The impairment recoverability test of our definite-lived intangible assets and other long-lived assets was performed by comparing the carrying amount of our asset groups including definite-lived intangible assets and other long-lived assets, including goodwill, to the sum of their undiscounted expected future cash flows. In accordance with FASB ASC 360, impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the intangible asset, or its related group of assets, and other long-lived assets. The testing results of our definite-lived intangible assets and other long-lived assets indicated they were recoverable and thus no impairment test was required as of May 31, 2011.
The fair values of our definite-lived intangible assets and other long-lived assets, which were used in our impairment testing, were determined using unobservable inputs (Level 3 in the fair value hierarchy). The following is a summary of the methodology used in the valuation of each category of definite-lived intangible assets and other long-lived assets:
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

Trade Names and Trademarks - The fair value of trade names and trademarks obtained as a result of prior acquisitions was determined based on a variant of the income approach known as the “relief from royalty” method. Under this method, the trade names and trademarks are valued based on the estimated amount of royalty fee that a company would have to pay in a hypothetical arms length transaction to license the assets if they were not owned. Significant assumptions utilized to value these assets were forecasted revenue streams, estimated applicable royalty rates, applicable income tax rates and appropriate discount rates. Royalty rates were estimated based on the assessment of risk and return on investment factors of comparable transactions.
Technology, Advertising Commitments and Other — Certain of the Company’s developed software technology and content assets, which have a direct contribution to the financial performance of the business, were valued using the relief from royalty method discussed above. Other software related assets that are more focused on internal operations were valued under a cost approach, which measures the value of an asset by estimating the expenditures that would be required to replace the asset given its future service capability. Advertising Commitments and other assets were valued using the multi-period excess earnings method.
Fixed Assets - In establishing fair value of our fixed assets, we used the cost approach, where the current replacement cost of the fixed asset being appraised is adjusted for the loss in value caused by physical deterioration, functional obsolescence, and economic obsolescence. In addition to the cost approach, certain assets with an active secondary market were valued using a market approach, whereby a market-based depreciation curve was applied to the assets’ original cost.
Analysis of Goodwill
Our impairment test of goodwill was performed at the reporting unit level and involved a two-step process. The first step involved comparing the fair value of each reporting unit with the carrying amount of its assets and liabilities, including goodwill, as goodwill was specifically assigned to each of the reporting units upon our adoption of fresh start accounting in 2010. The fair value was determined by valuing the Company’s debt securities at trading value and by using a market based approach for the Company’s publicly traded common stock, which included a trailing 20-day average of the closing market price of our common stock ending May 31, 2011. The aggregate debt and equity values were used to arrive at a consolidated Business Enterprise Value (“BEV”) for the Company. Since our reporting units’ equity securities are not publicly traded, there is no observable market information for these securities. As such, for our impairment test as of May 31, 2011 we calculated a BEV for each of our reporting units using unobservable inputs (Level 3 in the fair value hierarchy) based on a discounted cash flow (“DCF”) valuation technique. The Company ensured that the sum of the individual reporting units’ BEVs was consistent with the Company’s consolidated BEV using observable market pricing.
Fair value of our reporting units was determined using a DCF analysis, which is a forward-looking valuation methodology that relates the value of an asset or business to the present value of expected future cash flows to be generated by that asset or business. Under this methodology, projected future cash flows are discounted by the business’ weighted average cost of capital (“WACC”). The WACC reflects the estimated blended rate of return that debt and equity investors would require to invest in the business based on its capital structure. The DCF calculation was based on management’s financial projections of un-levered after-tax free cash flows for the period 2011 to 2014. Long-term financial projections used in the valuation were based on specific operating and financial metrics that include, but are not limited to, customer count trends and behaviors, average spend per customer, product usage, and sales representative productivity. The forecasting process also included a review of Company, industry and macroeconomic factors including, but not limited to, achievement of future financial results, anticipated changes in general market conditions including variations in market regions, and known new business opportunities and challenges. Detailed research and forecast materials from leading industry and economic analysts were also used to form our assumptions and to provide context for the long-term financial projections. The forecasting process further included sensitivity analyses related to key Company, industry and macroeconomic variables. To capture our reporting units’ residual value beyond 2014, we used a widely accepted dividend growth model which factors in assumptions as to long term cash flow growth and the WACC. We also estimated the value of each reporting units’ beneficial tax attributes, which represent the tax amortization and net operating losses likely to be reflected in a hypothetical exit price for a reporting unit. The fair value of these tax attributes was calculated by measuring the present value of the tax savings expected to be provided relative to the taxes the Company would otherwise pay absent the availability of such attributes. These cash flows were then discounted using the determined WACC. Furthermore, the Company took into account a variety of qualitative factors in estimating the value of the tax attributes, including such factors as implementation and utilization risk.

The Company used a WACC of 13.5% for its various DCF analyses noted above as of May 31, 2011. The WACC was determined based primarily on the Company’s actual market cost of debt and equity as well as our current capital structure. The cost of equity was measured using the widely accepted capital asset pricing model. Various key Company specific inputs used in the WACC computation were also validated by comparison to those observed within a group of publicly traded market participants.
As a result of our impairment test of goodwill, we determined that each of our reporting unit’s fair value was less than the carrying amount of its assets and liabilities, requiring us to proceed with the second step of the goodwill impairment test. In the second step of the testing process, the impairment loss was determined by comparing the implied fair value of each reporting unit’s goodwill to the recorded amount of goodwill as of May 31, 2011. Determining the implied fair value of a reporting unit requires judgment and the use of significant estimates and assumptions noted above. We believe that the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated or the amount of impairment recorded. Based upon this analysis, we determined that the remaining goodwill assigned to each of our reporting units was fully impaired and thus recognized an aggregate goodwill impairment charge of $801.1 million during the three and six months ended June 30, 2011. The goodwill impairment charge has been recorded at each of our reporting units as follows:

Three and Six Months Ended
Reporting Unit	June 30, 2011
RHDI	$250,518
DME Inc.	236,159
DMW Inc.	314,397

Total	$801,074

The goodwill impairment charge had no impact on current or future operating cash flow or compliance with debt covenants.
The following table presents critical assumptions used in the valuation of the reporting units at May 31, 2011:

					Percentage By Which
			Years of Cash Flow	Reporting Unit	Reporting Unit Fair
		Terminal Growth	Before Terminal	Fair Value at May	Value Exceeds its
Reporting Unit	Discount Rate	Rate (1)	Value	31, 2011	Carrying Value
RHDI	13.5%	(1.0)%	4.5 years	$855,000	0.0%
DME Inc.	13.5%	(1.0)%	4.5 years	700,000	0.0%
DMW Inc.	13.5%	(1.0)%	4.5 years	720,000	0.0%

Total	—	—	—	$2,275,000	—

(1)	Terminal growth rate is determined by reconciling the market value of our debt and equity securities as of May 31, 2011 to the Company’s long-term financial projections.

As of June 30, 2011, the Company has no recorded goodwill at any of its reporting units. The change in the carrying amount of goodwill since it was established in fresh start accounting as of February 1, 2010 (“Fresh Start Reporting Date”) is as follows:

Balance at February 1, 2010		$2,097,124
Goodwill impairment charges during 2010	(1,137,623)
Reduction in goodwill during 2010	(158,427)

Total adjustment to goodwill during 2010		(1,296,050)
Goodwill impairment charge during the three and six months ended June 30, 2011		(801,074)

Balance at June 30, 2011		$—

During the three months ended June 30, 2010, the Company concluded that there were indicators of impairment and as a result, we performed impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets as of June 30, 2010. The testing results of our definite-lived intangible assets and other long-lived assets resulted in a non-goodwill intangible asset impairment charge of $17.3 million during the three and five months ended June 30, 2010 associated with trade names and trademarks, technology, local customer relationships and other from our former Business.com reporting unit. The Company also recognized a goodwill impairment charge of $752.3 million during the three and five months ended June 30, 2010 resulting from our impairment testing, which was recorded in each of our reporting units. The sum of the goodwill and non-goodwill intangible asset impairment charges totaled $769.7 million for the three and five months ended June 30, 2010. Please refer to our Quarterly Report on Form 10-Q for the period ended June 30, 2010 for additional information including estimates and assumptions used in our impairment testing.
In addition to the goodwill impairment charge recognized during the three and five months ended June 30, 2010 noted above, the Company also recognized a goodwill impairment charge of $385.3 million during the third quarter of 2010 for a total goodwill impairment charge of $1,137.6 million during the year ended December 31, 2010. During the fourth quarter of 2010, the Company recognized a reduction in goodwill of $158.4 million related to the finalization of cancellation of indebtedness income and tax attribute reduction calculations required to be performed at December 31, 2010 associated with fresh start accounting.
Other Information
Our identifiable intangible assets and their respective book values at June 30, 2011 are shown in the following table:

					Technology,
	Directory	Local	National	Trade	Advertising
	Services	Customer	Customer	Names and	Commitments
	Agreements	Relationships	Relationships	Trademarks	& Other	Total
Net intangible assets carrying value	$1,330,000	$560,000	$175,000	$380,000	$85,500	$2,530,500
Accumulated amortization	(118,108)	(73,432)	(12,110)	(30,333)	(11,018)	(245,001)

Net intangible assets at June 30, 2011	$1,211,892	$486,568	$162,890	$349,667	$74,482	$2,285,499

Amortization expense related to the Company’s intangible assets was $45.5 million and $83.7 million for the three and six months ended June 30, 2011, respectively, and $46.3 million and $77.1 million for the three and five months ended June 30, 2010, respectively. Amortization expense related to the Predecessor Company’s intangible assets was $15.6 million for the one month ended January 31, 2010.

The Company evaluates the remaining useful lives of identifiable intangible assets and other long-lived assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible assets and other long-lived assets would be amortized prospectively over that revised remaining useful life. In conjunction with our impairment testing as of May 31, 2011, the Company evaluated the remaining useful lives of identifiable intangible assets and other long-lived assets by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit we have over competing independent publishers in our markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on this evaluation, the Company has determined that the estimated useful lives of intangible assets presented below reflect the period they are expected to contribute to future cash flows and therefore continue to be deemed appropriate. However, revisions to our long-term forecast, which was used for our impairment testing as of May 31, 2011, had a direct impact on the timing of amortization expense associated with intangible assets that are amortized using the income forecast method. The Company anticipates an increase in amortization expense of $34.3 million and total amortization expense of $187.1 million for 2011 resulting from these changes.
The combined weighted average useful life of our identifiable intangible assets at June 30, 2011 is 21 years. The weighted average useful lives and amortization methodology for each of our identifiable intangible assets at June 30, 2011 are shown in the following table:

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
If industry and local business conditions in our markets deteriorate in excess of current estimates, potentially resulting in further declines in advertising sales and operating results, and / or if the trading value of our debt and equity securities continue to decline significantly, we will be required to assess once again the recoverability and useful lives of our intangible assets and other long-lived assets. These factors, including changes to assumptions used in our impairment analysis as a result of these factors, could result in future impairment charges, a reduction of remaining useful lives associated with our intangible assets and other long-lived assets and acceleration of amortization expense.
Interest Expense
Successor Company
In conjunction with our adoption of fresh start accounting and reporting on the Fresh Start Reporting Date, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $7.5 million and $14.8 million for the three and six months ended June 30, 2011, respectively, and $8.3 million and $13.9 million for the three and five months ended June 30, 2010, respectively.
During the first quarter of 2010, we entered into interest rate swap and interest rate cap agreements that are not designated as cash flow hedges. The Company’s interest expense includes expense of $0.4 million and income of $0.3 million for the three and six months ended June 30, 2011, respectively, and expense of $5.6 million and $6.7 million for the three and five months ended June 30, 2010, respectively, resulting from the change in fair value of these interest rate swaps and interest rate caps.

Predecessor Company
Contractual interest expense that would have appeared on the Predecessor Company’s condensed consolidated statement of operations if not for the filing of the Chapter 11 petitions was $65.9 million for the one month ended January 31, 2010.
Advertising Expense
We recognize advertising expenses as incurred. These expenses include media, public relations, promotional, branding and sponsorship costs and on-line advertising. Total advertising expense for the Company was $6.7 million and $9.8 million for the three and six months ended June 30, 2011, respectively, and $6.8 million and $11.0 million for the three and five months ended June 30, 2010, respectively. Total advertising expense for the Predecessor Company was $1.0 million for the one month ended January 31, 2010.
Concentration of Credit Risk
Trade Receivables
Approximately 85% of our advertising revenues are derived from the sale of our marketing solutions to local businesses. Most new clients and clients desiring to expand their advertising programs are subject to a credit review. If the clients qualify, we may extend credit to them in the form of a trade receivable for their advertising purchase. We do not require collateral from our clients, although we do charge late fees to clients that do not pay by specified due dates. The remaining approximately 15% of our advertising revenues are derived from the sale of our marketing solutions to national or large regional chains. Substantially all of the revenues derived through national accounts are serviced through certified marketing representatives (“CMRs”) from which we accept orders. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk associated with trade receivables, the amount of credit losses from these accounts has historically been less than our credit losses on local accounts because the clients, and in some cases the CMRs, tend to be larger companies with greater financial resources than local clients. However, since the fourth quarter of 2010, our bad debt provision has been negatively impacted by delinquent balances associated with a CMR.
Derivative Financial Instruments
At June 30, 2011, we had interest rate swap and interest rate cap agreements with major financial institutions with a notional amount of $500.0 million and $400.0 million, respectively. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount for interest rate swaps is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the interest rate swap agreement. Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates. Any loss would be limited to the amount that would have been received based on the spread in rates over the remaining life of the interest rate cap agreement. The counterparties to the interest rate swap and interest rate cap agreements are major financial institutions with credit ratings of AA- or higher, or the equivalent dependent upon the credit rating agency.

Earnings (Loss) Per Share
The calculation of basic and diluted earnings (loss) per share (“EPS”) is presented below.

	Successor Company				Predecessor Company
	Three Months	Six Months	Three Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010	January 31, 2010

Basic EPS
Net income (loss)	$(602,107)	$(546,698)	$(769,923)	$(512,705)	$6,920,009
Weighted average common shares outstanding	50,123	50,082	50,016	50,013	69,013

Basic EPS	$(12.01)	$(10.92)	$(15.39)	$(10.25)	$100.3

Diluted EPS
Net income (loss)	$(602,107)	$(546,698)	$(769,923)	$(512,705)	$6,920,009
Weighted average common shares outstanding	50,123	50,082	50,016	50,013	69,013
Dilutive effect of stock awards	—	—	—	—	39

Weighted average diluted shares outstanding	50,123	50,082	50,016	50,013	69,052

Diluted EPS	$(12.01)	$(10.92)	$(15.39)	$(10.25)	$100.2

Due to the Company’s reported net loss for the three and six months ended June 30, 2011 and three and five months ended June 30, 2010, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of diluted EPS. For both the three and six months ended June 30, 2011, 3.4 million shares of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the period. For both the three and five months ended June 30, 2010, 1.0 million shares of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the period. For the one month ended January 31, 2010, 4.6 million shares of the Predecessor Company’s stock-based awards had exercise prices that exceeded the average market price of the Predecessor Company’s common stock for the period.
Fair Value of Financial Instruments
At June 30, 2011 and December 31, 2010, the fair value of cash and cash equivalents, accounts receivable, net and accounts payable and accrued liabilities approximated their carrying value based on the net short-term nature of these instruments. The Company has utilized quoted market prices, where available, to compute the fair market value of our long-term debt at June 30, 2011 as disclosed in Note 5, “Long-Term Debt.” These estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.
As required by FASB ASC 820, Fair Value Measurements and Disclosures, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company had interest rate swaps with a notional amount of $500.0 million and interest rate caps with a notional amount of $400.0 million at June 30, 2011 and December 31, 2010 that are measured at fair value on a recurring basis. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010, respectively, and the level within the fair value hierarchy in which the fair value measurements were included.

	Fair Value Measurements
	Using Significant Other Observable Inputs (Level 2)
Derivatives:	June 30, 2011	December 31, 2010

Interest Rate Swap — Liabilities	$(5,840)	$(6,365)
Interest Rate Cap — Assets	$44	$308
There were no transfers of assets or liabilities into or out of Level 2 as of June 30, 2011 or December 31, 2010. The Company has established a policy of recognizing transfers between levels in the fair value hierarchy as of the end of a reporting period.
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
Fair value for our derivative instruments was derived using pricing models based on a market approach. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value for each of our derivative instruments incorporate specific contract terms for valuation inputs, including effective dates, maturity dates, interest rate swap pay rates, interest rate cap rates and notional amounts, as disclosed and presented in Note 6, “Derivative Financial Instruments,” interest rate yield curves, and the creditworthiness of the counterparty and the Company. Counterparty credit risk and the Company’s credit risk could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. At June 30, 2011, the impact of applying counterparty credit risk in determining the fair value of our derivative instruments was an increase to our derivative instruments liability of less than $0.1 million. At June 30, 2011, the impact of applying the Company’s credit risk in determining the fair value of our derivative instruments was a decrease to our derivative instruments liability of $1.2 million. Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for our derivative instruments. The pricing models used by the Company are widely accepted by the financial services industry. As such and as noted above, our derivative instruments are categorized within Level 2 of the fair value hierarchy.
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

New Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As the adoption of ASU 2011-05 will only affect the reporting of information noted above, there will be no impact on our financial position and result of operations. The Company is currently evaluating the presentation alternatives noted in ASU 2011-05.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04’). ASU 2011-04 was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements, changes certain fair value measurement principles and enhances fair value disclosure requirements. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and will be applied prospectively. The Company does not expect the adoption of ASU 2011-04 to have an impact on our financial position and results of operations.
We have reviewed other accounting pronouncements that were issued as of June 30, 2011, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.
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

4. Restructuring Charges
During the fourth quarter of 2010, the Company initiated a restructuring plan that includes headcount reductions, consolidation of responsibilities and vacating leased facilities (“Restructuring Actions”), which has continued into 2011. Employees impacted by the Restructuring Actions were notified of their termination during the fourth quarter of 2010 and first and second quarters of 2011. In addition, the Company vacated certain of its leased facilities during the first and second quarters of 2011. As a result of the Restructuring Actions, we have recognized a restructuring charge to earnings of $8.7 million and $14.7 million and made cash payments of $7.6 million and $16.0 million during the three and six months ended June 30, 2011, respectively, related to severance, vacating leased facilities and related restructuring activities. The following tables show the activity in our restructuring reserve associated with the Restructuring Actions during the three and six months ended June 30, 2011.

Three Months Ended June 30, 2011
Balance at March 31, 2011	$15,413
Additions to reserve charged to earnings	8,713
Non-cash reduction in restructuring reserve	(3,005)
Payments	(7,568)

Balance at June 30, 2011	$13,553

Six Months Ended June 30, 2011
Balance at January 1, 2011	$17,858
Additions to reserve charged to earnings	14,725
Non-cash reduction in restructuring reserve	(3,005)
Payments	(16,025)

Balance at June 30, 2011	$13,553

The Company anticipates additional charges to earnings related to severance, vacating leased facilities and related restructuring activities in conjunction with the Restructuring Actions during 2011. These amounts have not been determined at this time. Restructuring charges that are charged to earnings are included in production and distribution expenses, selling and support expenses or general and administrative expenses on the consolidated statements of operations, as applicable.
5. Long-Term Debt
The following table presents the fair market value of our long-term debt at June 30, 2011 based on quoted market prices on that date, as well as the carrying value of our long-term debt at June 30, 2011, which includes $76.2 million of unamortized fair value adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date.

	Fair Market Value	Carrying Value
	June 30, 2011	June 30, 2011

RHDI Amended and Restated Credit Facility	$658,267	$968,040
Dex Media East Amended and Restated Credit Facility	512,658	698,854
Dex Media West Amended and Restated Credit Facility	523,428	630,097
Dex One 12%/14% Senior Subordinated Notes due 2017	126,000	300,000

Total Dex One consolidated	1,820,353	2,596,991
Less current portion	224,046	298,907

Long-term debt	$1,596,307	$2,298,084

RHDI Amended and Restated Credit Facility
As of June 30, 2011, the outstanding carrying value under the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”) totaled $968.0 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at June 30, 2011.

Dex Media East Amended and Restated Credit Facility
As of June 30, 2011, the outstanding carrying value under the amended and restated Dex Media East credit facility (“Dex Media East Amended and Restated Credit Facility”) totaled $698.9 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 2.8% at June 30, 2011.
Dex Media West Amended and Restated Credit Facility
As of June 30, 2011, the outstanding carrying value under the amended and restated Dex Media West credit facility (“Dex Media West Amended and Restated Credit Facility”) totaled $630.1 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.0% at June 30, 2011.
Impact of Fresh Start Accounting
In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our amended and restated credit facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our amended and restated credit facilities, of which $76.2 million remains unamortized at June 30, 2011, as shown in the following table.

			Outstanding Debt at
		Unamortized Fair	June 30, 2011 Excluding the
	Carrying Value at	Value Adjustments	Impact of Unamortized Fair
	June 30, 2011	at June 30, 2011	Value Adjustments

RHDI Amended and Restated Credit Facility	$968,040	$12,463	$980,503
Dex Media East Amended and Restated Credit Facility	698,854	54,121	752,975
Dex Media West Amended and Restated Credit Facility	630,097	9,612	639,709
Dex One 12%/14% Senior Subordinated Notes due 2017	300,000	—	300,000

Total	$2,596,991	$76,196	$2,673,187

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
Successor Company
The Company has entered into the following interest rate swaps that effectively convert $500.0 million, or approximately 22%, of the Company’s variable rate debt to fixed rate debt as of June 30, 2011. Since the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at June 30, 2011, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At June 30, 2011, approximately 88% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps, the LIBOR floors and interest rate caps, which are discussed below. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 31% of our total debt portfolio as of June 30, 2011. The interest rate swaps mature at varying dates from February 2012 through February 2013.
Interest Rate Swaps — Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates

(amounts in millions)
February 26, 2010	$300	(2)	1.20% - 1.796%	February 29, 2012 — February 28, 2013
March 5, 2010	100	(1)	1.688%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013

Total	$500

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.5%. The weighted average rate received on our interest rate swaps was 0.3% for the six months ended June 30, 2011. These periodic payments and receipts are recorded as interest expense.
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
The following tables present the fair value of our interest rate swaps and interest rate caps at June 30, 2011 and December 31, 2010. The fair value of our interest rate swaps is presented in accounts payable and accrued liabilities and other non-current liabilities and the fair value of our interest rate caps is presented in prepaid expenses and other current assets and other non-current assets on the condensed consolidated balance sheet at June 30, 2011 and December 31, 2010. The following tables also present the (gain) loss recognized in interest expense from the change in fair value of our interest rate swaps and interest rate caps for the three and six months ended June 30, 2011 and three and five months ended June 30, 2010.

			(Gain) Loss Recognized in
			Interest Expense
			From the Change in Fair Value of
			Interest Rate Swaps
			Three Months	Six Months	Three Months	Five Months
	Fair Value Measurements at		Ended	Ended	Ended	Ended
Interest Rate Swaps	June 30, 2011	December 31, 2010	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010

Other non-current assets	$—	$—	$—	$—	$2,511	$—
Accounts payable and accrued liabilities	(4,162)	(4,376)	(181)	(214)	294	3,428
Other non-current liabilities	(1,678)	(1,989)	508	(311)	1,642	1,642

Total	$(5,840)	$(6,365)	$327	$(525)	$4,447	$5,070

			Loss Recognized in
			Interest Expense
			From the Change in Fair Value of
			Interest Rate Caps
			Three Months	Six Months	Three Months	Five Months
	Fair Value Measurements at		Ended	Ended	Ended	Ended
Interest Rate Caps	June 30, 2011	December 31, 2010	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010

Prepaid expenses and other current assets	$2	$5	$—	$3	$23	$66
Other non-current assets	42	303	119	261	1,091	1,520

Total	$44	$308	$119	$264	$1,114	$1,586

The Company recognized losses related to our interest rate swaps and interest rate caps into earnings, including accrued interest, of $2.0 million and $2.8 million during the three and six months ended June 30, 2011, respectively, and $7.1 million and $8.7 million during the three and five months ended June 30, 2010 , respectively.
Predecessor Company
During the one month ended January 31, 2010, the Predecessor Company recognized a loss to interest expense of $2.3 million associated with the change in fair value of interest rate swaps. In addition, the Predecessor Company recognized $3.0 million of losses related to interest rate swaps into earnings, including accrued interest, during the one month ended January 31, 2010.

7. Income Taxes
Successor Company
Our quarterly income tax (provision) benefit for income taxes is measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented. For the three and six months ended June 30, 2011, we recorded an income tax benefit of $163.7 million and $143.5 million, respectively, which represents an effective tax rate of 21.4% and 20.8%, respectively. The effective tax rate for the three and six months ended June 30, 2011 differs from the federal statutory rate of 35.0% primarily due to non-deductible goodwill impairment, changes in deferred tax liabilities related to the stock basis of subsidiaries, changes in recorded valuation allowances and decreases in the liability for unrecognized tax benefits.
The Company recorded a goodwill impairment charge of $801.1 million for the three and six months ended June 30, 2011, of which $457.2 million related to non-deductible goodwill. Impairment of non-deductible goodwill reduced the income tax benefit of the impairment by $174.1 million and reduced our effective tax rate by approximately 22.7% and 25.2% for the three and six months ended June 30, 2011, respectively.
Upon emergence from bankruptcy, the Company recorded deferred tax liabilities related to the excess of the financial statement carrying amount over the tax basis of investments in certain subsidiaries. The estimated annual effective tax rate for the current year includes an estimate of the change in these deferred tax liabilities for the year. The goodwill impairment charge reduced the financial statement carrying amount of investments in certain subsidiaries, which caused a reduction in these deferred tax liabilities. The resulting reduction in income tax expense for the three and six months ended June 30, 2011 relating to the change in these deferred tax liabilities was $72.5 million and $78.9 million, respectively, which increased the effective tax rate for the three and six months ended June 30, 2011 by approximately 9.5% and 11.4%, respectively.
The estimated annual effective tax rate for the current year includes an estimate of the valuation allowance expected to be necessary at the end of the year for originating deferred tax assets. The goodwill impairment charge gave rise to a deferred tax asset whose realization did not meet a more-likely-than-not threshold, requiring a valuation allowance. The resulting increase in income tax expense for the three and six months ended June 30, 2011 relating to the change in valuation allowance is $47.2 million and $46.6 million, respectively, which reduced the effective tax rate for the three and six months ended June 30, 2011 by approximately 6.2% and 6.8%, respectively.
During the three months ended June 30, 2011, the federal statute of limitations relating to a previously unrecognized tax position for revenue recognition closed. The Company has decreased its liability for unrecognized tax benefits associated with this federal and state uncertain tax position by $28.2 million and recorded a net tax benefit of $24.0 million for both the three and six months ended June 30, 2011, respectively, which increased the effective tax rate for the three and six months ended June 30, 2011 by approximately 3.1% and 3.5%, respectively.
For the three and five months ended June 30, 2010, we recorded an income tax benefit of $157.0 million and $558.6 million, respectively, which represents an effective tax rate of 16.9% and 52.1%, respectively. As a result of the goodwill and non-goodwill intangible asset impairment charges during the three and five months ended June 30, 2010, we recognized a non-deductible adjustment to our effective tax rate of $201.8 million for the three and five months ended June 30, 2010.
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
Based upon the closing of the SEC filing period for Schedules 13-G and review of these schedules filed through February 15, 2010, the Company determined that, more likely than not, a certain “check-the-box” election was effective prior to the date of the 2009 ownership change under Section 382. As a result, the Company recorded a tax benefit for the reversal of a liability for unrecognized tax benefit of $351.9 million in the condensed consolidated statement of operations for the five months ended June 30, 2010, which was the primary driver of our effective tax rate for the period.

Predecessor Company
For the one month ended January 31, 2010, the Predecessor Company recorded an income tax provision of $(917.5) million which represents an effective tax rate of 11.7%.
8. Benefit Plans
The following tables provide the components of the Company’s net periodic benefit (credit) cost for the three and six months ended June 30, 2011 and three and five months ended June 30, 2010 and the Predecessor Company’s net periodic benefit (credit) for the one month ended January 31, 2010.

	Pension Benefits
					Predecessor
	Successor Company				Company
	Three Months	Six Months	Three Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010	January 31, 2010

Interest cost	$3,164	$6,354	$3,425	$5,660	$1,124
Expected return on plan assets	(3,727)	(7,250)	(3,328)	(5,751)	(1,385)
Settlement loss	403	403	—	—	—
Curtailment gain	—	—	(3,754)	(3,754)	—
Amortization of prior service cost	—	—	—	—	81
Amortization of net loss	—	—	—	—	122

Net periodic benefit (credit)	$(106)	$(493)	$(3,657)	$(3,845)	$(58)

	Postretirement Benefits
					Predecessor
	Successor Company				Company
	Three Months	Six Months	Three Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010	January 31, 2010

Interest cost	$6	$12	$28	$53	$10
Amortization of net gain	(192)	(192)	—	—	(21)

Net periodic benefit (credit) cost	$(186)	$(180)	$28	$53	$(11)

On May 31, 2011, settlements of Dex Media’s pension plan occurred. At that time, year-to-date lump sum payments to participants exceeded the sum of the service cost plus interest cost components of the net periodic benefit expense for the period. These settlements resulted in recognition of an actuarial loss of $0.4 million for the three and six months ended June 30, 2011. Pension expense for Dex Media’s pension plan was recomputed based on assumptions as of May 31, 2011 including a decrease in the discount rate from 5.06% at December 31, 2010 to 4.95%. The Company utilized an outsource provider’s yield curve to determine the appropriate discount rate based on the plan’s expected future cash flows.
During the three and five months ended June 30, 2010, we recognized a curtailment gain of $3.8 million associated with the retirement of our former Chairman and Chief Executive Officer.
The Company made contributions to its pension plans of $1.4 million and $12.8 million during the three and six months ended June 30, 2011, respectively, and $1.2 million and $7.4 million during the three and five months ended June 30, 2010, respectively. The Predecessor Company did not make any contributions to its pension plans during the one month ended January 31, 2010.
The Company made net contributions to its postretirement plans of less than $0.1 million and $0.4 million during the three and six months ended June 30, 2011, respectively, and $1.4 million and $2.2 million during the three and five months ended June 30, 2010, respectively. During the one month ended January 31, 2010, the Predecessor Company made net contributions of $0.4 million to its postretirement plans. We expect to make total net contributions of approximately $16.7 million and $1.1 million to our pension plans and postretirement plans, respectively, in 2011.

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
11. Other Information
On February 14, 2011, we completed the sale of substantially all net assets of Business.com, including long-lived assets, domain names, trademarks, brands, intellectual property, related content and technology platform. As a result, we recognized a gain on the sale of these assets of $13.4 million during the six months ended June 30, 2011.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” the “Successor Company,” the “Company,” “Parent Company,” “we,” “us” and “our”) future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, based on information currently available to us and are subject to significant risks and uncertainties. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than as imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about Dex One’s future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the continuing decline in the use of print directories; (2) increased competition, particularly from existing and emerging online technologies; (3) ongoing weak economic conditions and continued decline in advertising sales; (4) our ability to collect trade receivables from customers to whom we extend credit; (5) our ability to generate sufficient cash to service our debt; (6) our ability to comply with the financial covenants contained in our debt agreements and the potential impact to operations and liquidity as a result of restrictive covenants in such debt agreements; (7) our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; (8) increasing interest rates; (9) changes in the Company’s and the Company’s subsidiaries credit ratings; (10) changes in accounting standards; (11) regulatory changes and judicial rulings impacting our business; (12) adverse results from litigation, governmental investigations or tax related proceedings or audits; (13) the effect of labor strikes, lock-outs and negotiations; (14) successful realization of the expected benefits of acquisitions, divestitures and joint ventures; (15) our ability to maintain agreements with CenturyLink and AT&T and other major Internet search and local media companies; (16) our reliance on third-party vendors for various services; and (17) other events beyond our control that may result in unexpected adverse operating results. Additional risks and uncertainties are described in detail in Part I — Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.
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
As discussed in “Results of Operations” below, we have been experiencing lower advertising sales primarily as a result of declines in new and recurring business, including both renewal and incremental sales to existing advertisers, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search. This was evidenced by the continued decline in our net revenues and cash flows for the three and six months ended June 30, 2011 as compared to the prior corresponding periods, apart from the impact on net revenues as a result of fresh start accounting that is discussed below.
The Company currently projects that these challenging conditions will continue for the foreseeable future, and, as such, our advertising sales, operating results, cash flow and liquidity will continue to be adversely impacted. Therefore, the Company’s historical operating results will not be indicative of future operating performance, although our long-term financial forecast currently anticipates a gradual improvement in local business conditions in our clients’ markets by the end of 2012.
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
In response to the challenges noted above, we are working to improve the value we deliver to our clients by expanding the number of platforms and media through which we deliver their message to consumers. Our growing list of marketing solutions includes local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, keyword and search engine optimization strategies and programs, distribution strategies, social strategies, voice search platforms and tracking and reporting. We continue to invest in our future through initiatives such as sales force automation, a client self-service system and portal and training and development of our locally based marketing consultants. We have opened a new client contact center in Overland Park, Kansas, which will help ensure we are able to get the right resource in front of the right clients and prospects and secure our local relationships by focusing on selling the value provided to local businesses through these expanded platforms. As local business conditions recover in our markets, we believe these investments will help us drive future revenue.

We also continue to actively manage expenses and are considering and acting upon various initiatives and opportunities to streamline operations and reduce our cost structure. We commenced our most significant initiative during the fourth quarter of 2010 by implementing a restructuring plan that realigns internal resources to better support our base of business and ensure we have an organizational structure that is optimized to compete in a rapidly evolving marketplace. This restructuring plan, which has continued into 2011, includes headcount reductions, consolidation of responsibilities and vacating leased facilities. As a result of this restructuring plan, the Company recorded a restructuring charge to earnings of $18.6 million during the fourth quarter of 2010 related to severance of which $0.7 million was paid in cash. During the three and six months ended June 30, 2011, the Company recorded an additional restructuring charge to earnings of $8.7 million and $14.7 million, respectively, and made cash payments of $7.6 million and $16.0 million, respectively, related to severance, vacating leased facilities and related restructuring activities. The Company anticipates additional charges to earnings and cash payments related to severance, vacating leased facilities and related restructuring activities in conjunction with this restructuring plan during the remainder of 2011. These amounts have not been determined at this time. See Item 1, “Financial Statements (Unaudited)” — Note 4, “Restructuring Charges” for additional information.
Liquidity and Going Concern Analysis
As more fully described below in “Liquidity and Capital Resources,” the Company’s primary sources of liquidity are existing cash on hand and cash flows generated from operations and our primary liquidity requirements are to fund operations and service our indebtedness. The Company’s projected decline in advertising sales will result in a decline in cash flows in future periods. In addition, while improvements in local business conditions are anticipated in our long-term financial forecast as noted above, these improvements will not have a significant impact on our cash flows. However, despite the projected decline in advertising sales and cash flows, as a result of our emergence from the Chapter 11 proceedings and the restructuring of the Predecessor Company’s outstanding debt and based on current financial projections, the Company expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and meet debt service requirements for at least the next 12-15 months. The Company’s goodwill impairment charge during the three and six months ended June 30, 2011 noted below does not affect our ability to continue as a going concern, as we are permitted to exclude such charges from debt covenant evaluations.
Impairment Analysis
The Company reviews the carrying value of goodwill, definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. Based upon our announcement in May 2011 of the impending departure of our Executive Vice President and Chief Financial Officer, which subsequently occurred on July 29, 2011, the continued decline in the trading value of our debt and equity securities and revisions made to our long-term forecast, the Company concluded there were indicators of impairment as of May 31, 2011. As a result, we performed impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets as of May 31, 2011. The impairment testing results for recoverability of our definite-lived intangible assets and other long-lived assets indicated they were recoverable and thus no impairment test was required as of May 31, 2011. Based upon the testing results of our goodwill, we determined that the remaining goodwill assigned to each of our reporting units was fully impaired and thus recognized an aggregate goodwill impairment charge of $801.1 million during the three and six months ended June 30, 2011, which was recorded at each of our reporting units. As of June 30, 2011, the Company has no recorded goodwill at any of its reporting units. See Item 1, “Financial Statements (Unaudited)” — Note 2, “Summary of Significant Accounting Policies - Identifiable Intangible Assets and Goodwill” for additional information. See “Results of Operations - Factors Affecting Comparability” below for the Company’s presentation of Non-GAAP adjusted results for 2011.
If industry and local business conditions in our markets deteriorate in excess of current estimates, potentially resulting in further declines in advertising sales and operating results, and / or if the trading value of our debt and equity securities continue to decline significantly, we will be required to assess once again the recoverability and useful lives of our intangible assets and other long-lived assets. These factors, including changes to assumptions used in our impairment analysis as a result of these factors, could result in future impairment charges, a reduction of remaining useful lives associated with our intangible assets and other long-lived assets and acceleration of amortization expense.

Fresh Start Accounting
The Company adopted fresh start accounting and reporting on February 1, 2010 (“Fresh Start Reporting Date”). Our net revenues and operating results were significantly impacted during 2010 by our adoption of fresh start accounting on the Fresh Start Reporting Date. See “Results of Operations — Factors Affecting Comparability” below for additional information on the impact of fresh start accounting and the Company’s presentation of Non-GAAP adjusted and combined adjusted results for 2010.
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
New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As the adoption of ASU 2011-05 will only affect the reporting of information noted above, there will be no impact on our financial position and result of operations. The Company is currently evaluating the presentation alternatives noted in ASU 2011-05.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04’). ASU 2011-04 was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements, changes certain fair value measurement principles and enhances fair value disclosure requirements. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and will be applied prospectively. The Company does not expect the adoption of ASU 2011-04 to have an impact on our financial position and results of operations.
We have reviewed other accounting pronouncements that were issued as of June 30, 2011, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS
Factors Affecting Comparability
Fresh Start Accounting Adjustments — Non-GAAP Analysis
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
As a result of the deferral and amortization method of revenue recognition, recognized gross advertising revenues reflect the amortization of advertising sales consummated in prior periods as well as in the current period. The adoption of fresh start accounting had a significant impact on the financial position and results of operations of the Company commencing on the Fresh Start Reporting Date. Consistent with the Predecessor Company’s historical application of the purchase method of accounting for business combinations included in FASB Accounting Standards Codification (“ASC”) 805, Business Combinations, fresh start accounting precluded us from recognizing advertising revenue and certain expenses associated with advertising sales fulfilled prior to the Fresh Start Reporting Date. Thus, our reported results for the three and five months ended June 30, 2010 were not indicative of our underlying operating and financial performance and are not comparable to any current period presentation. The adoption of fresh start accounting did not have any impact on cash flows from operations.
Accordingly, management has provided a non-GAAP analysis below that compares the Company’s (1) GAAP results for the three months ended June 30, 2011 to Non-GAAP Adjusted Results for the three months ended June 30, 2010 and (2) GAAP results for the six months ended June 30, 2011 to Non-GAAP Combined Adjusted Results for the six months ended June 30, 2010 for net revenues through depreciation and amortization expenses on the condensed consolidated statements of operations. Non-GAAP Adjusted Results adjusts GAAP results of the Company for the three months ended June 30, 2010 to (i) eliminate the fresh start accounting impact on revenue and certain related expenses noted above and (ii) exclude cost-uplift recorded under fresh start accounting. Non-GAAP Combined Adjusted Results (1) combines GAAP results of the Company for the five months ended June 30, 2010 and GAAP results of the Predecessor Company for the one month ended January 31, 2010 and (2) adjusts these combined amounts to (i) eliminate the fresh start accounting impact on revenue and certain related expenses noted above and (ii) exclude cost-uplift recorded under fresh start accounting. Deferred directory costs that are included in prepaid expenses and other current assets on the consolidated balance sheet, such as print, paper, distribution and commissions, relate to directories that have not yet been published. Deferred directory costs have been recorded at fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directory, plus (c) a normal profit margin. This incremental fresh start accounting adjustment to step up the recorded value of the deferred directory costs to fair value is hereby referred to as “cost-uplift.” Cost-uplift has been amortized over the terms of the applicable directories, not to exceed twelve months, and has been allocated between production and distribution expenses and selling and support expenses based upon the category of the deferred directory costs that were fair valued. Fresh start accounting had an immaterial impact on our results of operations for the three and six months ended June 30, 2011 and therefore, we have not adjusted our GAAP results for this period in the non-GAAP analysis below.
Management believes that the presentation of Non-GAAP Adjusted and Combined Adjusted Results will help financial statement users better understand the material impact fresh start accounting had on the Company’s results of operations for the three and five months ended June 30, 2010 and also offers a non-GAAP normalized comparison to GAAP results of the Company for the three and six months ended June 30, 2011. The Non-GAAP Adjusted and Combined Adjusted Results presented below are reconciled to the most comparable GAAP measures. While the Non-GAAP Adjusted and Combined Adjusted Results exclude the effects of fresh start accounting, it must be noted that the Non-GAAP Adjusted and Combined Adjusted Results are not comparable to the Company’s GAAP results for the three and six months ended June 30, 2011 and should not be treated as such.

Impairment Charges — Non-GAAP Analysis
The Company has removed the goodwill impairment charge totaling $801.1 million from GAAP results for the three and six months ended June 30, 2011. Therefore, we are presenting non-GAAP adjusted results for impairment charges and operating income (loss) on the condensed consolidated statements of operations for these periods below. The Company has removed the goodwill and non-goodwill intangible asset impairment charges totaling $769.7 million from Non-GAAP Adjusted and Combined Adjusted Results for the three and six months ended June 30, 2010.
GAAP Analysis
Management has also provided a separate GAAP analysis for line items below operating income (loss) on the condensed consolidated statements of operations for each reporting period presented. Management believes these line items should not be combined or compared for the non-GAAP analysis based upon distinct differences in their composition between the Successor Company and Predecessor Company and the reporting periods presented. Please refer to our Quarterly Report on Form 10-Q for the period ended June 30, 2010 for a separate GAAP analysis of net revenues through operating income (loss) for the three and five months ended June 30, 2010 and one month ended January 31, 2010, respectively.
GAAP Results (Net Revenues Through Depreciation and Amortization Expenses) and Non-GAAP Adjusted Results (Impairment Charges and Operating Income (Loss)) for the Three and Six Months Ended June 30, 2011 compared to Non-GAAP Adjusted and Combined Adjusted Results for the Three and Six Months Ended June 30, 2010
Net Revenues
The components of our GAAP net revenues for the three and six months ended June 30, 2011 and non-GAAP adjusted and combined adjusted net revenues for the three and six months ended June 30, 2010 were as follows:

	Successor	Successor			Non-GAAP
	Company	Company			Adjusted
	Three	Three			Three
	Months	Months			Months
	Ended	Ended			Ended
	June 30,	June 30,	Fresh Start		June 30,
(amounts in millions)	2011	2010	Adjustments		2010	$ Change	% Change

Gross advertising revenues	$375.8	$158.4	$294.0	(1)	$452.4	$(76.6)	(16.9)%
Sales claims and allowances	(4.0)	(1.6)	(5.1	)(1)	(6.7)	2.7	40.3

Net advertising revenues	371.8	156.8	288.9		445.7	(73.9)	(16.6)
Other revenues	5.5	4.1	2.0	(1)	6.1	(0.6)	(9.8)

Total	$377.3	$160.9	$290.9		$451.8	$(74.5)	(16.5)%

						Non-GAAP
	Successor	Successor	Predecessor			Combined
	Company	Company	Company			Adjusted
	Six	Five	One			Six
	Months	Months	Month			Months
	Ended	Ended	Ended			Ended
	June 30,	June 30,	January	Fresh Start		June 30,
(amounts in millions)	2011	2010	31, 2010	Adjustments		2010	$ Change	% Change

Gross advertising revenues	$766.4	$211.7	$161.4	$551.9	(1)	$925.0	$(158.6)	(17.1)%
Sales claims and allowances	(8.7)	(4.2)	(3.5)	(9.7	)(1)	(17.4)	8.7	50.0

Net advertising revenues	757.7	207.5	157.9	542.2		907.6	(149.9)	(16.5)
Other revenues	10.8	6.5	2.5	3.8	(1)	12.8	(2.0)	(15.6)

Total	$768.5	$214.0	$160.4	$546.0		$920.4	$(151.9)	(16.5)%

(1)	Represents gross advertising revenues, sales claims and allowances and other revenues for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the three and five months ended June 30, 2010 absent our adoption of fresh start accounting required under GAAP.
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
GAAP gross advertising revenues for the three and six months ended June 30, 2011 decreased $76.6 million, or 16.9%, and $158.6 million, or 17.1%, from non-GAAP adjusted and combined adjusted gross advertising revenues for the three and six months ended June 30, 2010, respectively. The decline in GAAP gross advertising revenues for the three and six months ended June 30, 2011 is primarily due to declines in advertising sales over the past twelve months, primarily as a result of declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search. The decline in GAAP gross advertising revenues is also a result of recognizing approximately one month of revenues from Business.com in 2011 compared to three and six months of revenues in 2010 due to the sale of substantially all net assets of Business.com in February 2011, as well as not recognizing revenues associated with a delinquent certified marketing representative (“CMR”) during the three and six months ended June 30, 2011.
GAAP sales claims and allowances for the three and six months ended June 30, 2011 decreased $2.7 million, or 40.3%, and $8.7 million, or 50.0%, from non-GAAP adjusted and combined adjusted sales claims and allowances for the three and six months ended June 30, 2010, respectively. The decline in GAAP sales claims and allowances for the three and six months ended June 30, 2011 is primarily due to lower claims experience as a result of process improvements and operating efficiencies, which improved print copy quality in certain of our markets, as well as lower advertising sales volume.

Expenses
The components of our GAAP and non-GAAP adjusted expenses for the three and six months ended June 30, 2011 and non-GAAP adjusted and combined adjusted expenses for the three and six months ended June 30, 2010 were as follows:

	Successor			Non-GAAP
	Company			Adjusted
	Three			Three
	Months Ended			Months Ended
(amounts in millions)	June 30, 2011	Adjustments		June 30, 2011

Production and distribution expenses	$75.2	$—		$75.2
Selling and support expenses	110.8	—		110.8
General and administrative expenses	36.1	—		36.1
Depreciation and amortization expenses	61.9	—		61.9
Impairment charges	801.1	(801.1	)(1)	—

Total	$1,085.1	$(801.1)		$284.0

	Successor			Non-GAAP
	Company			Adjusted
	Three	Fresh Start and		Three
	Months Ended	Other		Months Ended	$	%
(amounts in millions)	June 30, 2010	Adjustments		June 30, 2010	Change	Change

Production and distribution expenses	$49.2	$30.5	(2)	$79.7	$(4.5)	(5.6)%
Selling and support expenses	94.9	28.5	(2)	123.4	(12.6)	(10.2)
General and administrative expenses	41.1	—		41.1	(5.0)	(12.2)
Depreciation and amortization expenses	59.6	—		59.6	2.3	3.9
Impairment charges	769.7	(769.7	)(1)	—	—	—

Total	$1,014.5	$(710.7)		$303.8	$(19.8)	(6.5)%

	Successor			Non-GAAP
	Company			Adjusted
	Six			Six
	Months Ended			Months Ended
(amounts in millions)	June 30, 2011	Adjustments		June 30, 2011

Production and distribution expenses	$150.2	$—		$150.2
Selling and support expenses	214.9	—		214.9
General and administrative expenses	74.1	—		74.1
Depreciation and amortization expenses	116.0	—		116.0
Impairment charges	801.1	(801.1	)(1)	—

Total	$1,356.3	$(801.1)		$555.2

	Successor	Predecessor			Non-GAAP Combined
	Company	Company			Adjusted
	Five	One			Six
	Months	Month			Months
	Ended	Ended			Ended
	June 30,	January 31,	Fresh Start and Other		June 30,	$	%
(amounts in millions)	2010	2010	Adjustments		2010	Change	Change

Production and distribution expenses	$76.8	$26.9	$57.1	(2)	$160.8	$(10.6)	(6.6)%
Selling and support expenses	154.2	40.9	56.6	(2)	251.7	(36.8)	(14.6)
General and administrative expenses	63.3	8.3	—		71.6	2.5	3.5
Depreciation and amortization expenses	99.0	20.2	—		119.2	(3.2)	(2.7)
Impairment charges	769.7	—	(769.7	)(1)	—	—	—

Total	$1,163.0	$96.3	$(656.0)		$603.3	$(48.1)	(8.0)%

(1)	The goodwill impairment charge has been removed from GAAP results for the three and six months ended June 30, 2011. The goodwill and non-goodwill intangible asset impairment charges have been removed from non-GAAP adjusted and combined adjusted results for the three and six months ended June 30, 2010.

(2)	Represents (a) certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the three and five months ended June 30, 2010 absent our adoption of fresh start accounting required under GAAP and (b) the exclusion of cost-uplift recorded under fresh start accounting.
Certain costs directly related to the selling and production of directories are initially deferred and then amortized ratably over the life of the directories under the deferral and amortization method of accounting to match revenue recognized relating to such directories, with cost recognition commencing in the month directory distribution is substantially complete. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Sales commissions include amounts paid to employees for sales to local clients and to CMRs, which act as our channel to national clients. All other expenses, such as sales person salaries, sales manager compensation, sales office occupancy, publishing and information technology services, are not specifically identifiable to a particular directory and are recognized as incurred. Except for certain expenses associated with advertising sales fulfilled prior to the Fresh Start Reporting Date, which fresh start accounting precluded us from recognizing, our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant.
Production and Distribution Expenses
GAAP production and distribution expenses for the three and six months ended June 30, 2011 were $75.2 million and $150.2 million, respectively, compared to non-GAAP adjusted and combined adjusted production and distribution expenses of $79.7 million and $160.8 million for the three and six months ended June 30, 2010, respectively. The primary components of the $4.5 million, or 5.6%, and $10.6 million, or 6.6%, decrease in GAAP production and distribution expenses for the three and six months ended June 30, 2011, respectively, were as follows:

	Three Months	Six Months Ended
(amounts in millions)	Ended June 30, 2011	June 30, 2011

Lower print, paper and distribution expenses	$(2.6)	$(6.2)
Lower Internet production and distribution expenses	(1.4)	(4.1)
All other, net	(0.5)	(0.3)

Total decrease in GAAP production and distribution expenses for the three and six months ended June 30, 2011	$(4.5)	$(10.6)

GAAP print, paper and distribution expenses for the three and six months ended June 30, 2011 declined $2.6 million and $6.2 million, respectively, compared to non-GAAP adjusted and combined adjusted print, paper and distribution expenses for the three and six months ended June 30, 2010, respectively, primarily due to lower page volumes associated with declines in print advertisements.
GAAP Internet production and distribution expenses for the three and six months ended June 30, 2011 declined $1.4 million and $4.1 million, respectively, compared to non-GAAP adjusted and combined adjusted Internet production and distribution expenses for the three and six months ended June 30, 2010, respectively, due to purchasing efficiencies, lower headcount and a reduction in DexNet customers. The decline in GAAP Internet production and distribution expenses is also a result of recognizing approximately one month of expenses from Business.com in 2011 compared to three and six months of expenses in 2010 due to the sale of substantially all net assets of Business.com in February 2011. These declines are partially offset by increased purchased traffic costs that direct traffic to our online properties driven by higher cost per click rates.
Selling and Support Expenses
GAAP selling and support expenses for the three and six months ended June 30, 2011 were $110.8 million and $214.9 million, respectively, compared to non-GAAP adjusted and combined adjusted selling and support expenses of $123.4 million and $251.7 million for three and six months ended June 30, 2010, respectively. The primary components of the $12.6 million, or 10.2%, and $36.8 million, or 14.6%, decrease in GAAP selling and support expenses for the three and six months ended June 30, 2011, respectively, were as follows:

	Three Months	Six Months Ended
(amounts in millions)	Ended June 30, 2011	June 30, 2011

Lower commissions and salesperson expenses	$(6.5)	$(13.8)
Change in bad debt expense	3.5	(9.4)
Lower marketing expenses	(5.2)	(5.9)
Lower directory publishing expenses	(2.0)	(3.2)
Lower advertising expenses	(0.1)	(2.2)
All other, net	(2.3)	(2.3)

Total decrease in GAAP selling and support expenses for the three and six months ended June 30, 2011	$(12.6)	$(36.8)

GAAP commissions and salesperson expenses for the three and six months ended June 30, 2011 decreased $6.5 million and $13.8 million, respectively, compared to non-GAAP adjusted and combined adjusted commissions and salesperson expenses for the three and six months ended June 30, 2010, respectively, primarily due to lower advertising sales and its effect on variable-based commissions, lower headcount and declines in commissions associated with a delinquent CMR.
GAAP bad debt expense for the three months ended June 30, 2011 increased $3.5 million compared to non-GAAP adjusted bad debt expense for the three months ended June 30, 2010, primarily due to slight increases in write-off experience during the three months ended June 30, 2011 and its impact on allowance factors. GAAP bad debt expense for the six months ended June 30, 2011 declined $9.4 million compared to non-GAAP combined adjusted bad debt expense for the six months ended June 30, 2010, primarily due to effective credit and collections practices, which have driven improvement in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers and advertising sales, partially offset by the slight increases in write-off experience noted above. GAAP bad debt expense for the three and six months ended June 30, 2011 represented 3.9% and 3.1%, respectively, of our net revenue, compared to 2.5% and 3.6% for the non-GAAP adjusted and combined adjusted three and six months ended June 30, 2010, respectively.
GAAP marketing expenses for the three and six months ended June 30, 2011 declined $5.2 million and $5.9 million, respectively, compared to non-GAAP adjusted and combined adjusted marketing expenses for the three and six months ended June 30, 2010, respectively, primarily due to lower headcount and reduced interactive marketing spend.
GAAP directory publishing expenses for the three and six months ended June 30, 2011 declined $2.0 million and $3.2 million, respectively, compared to non-GAAP adjusted and combined adjusted directory publishing expenses for the three and six months ended June 30, 2010, respectively, primarily due to declines in print advertisements and lower headcount.

GAAP advertising expenses for the three and six months ended June 30, 2011 decreased $0.1 million and $2.2 million, respectively, compared to non-GAAP adjusted and combined adjusted advertising expenses for the three and six months ended June 30, 2010, respectively, primarily due to the timing of media spend between periods.
General and Administrative Expenses
GAAP general and administrative (“G&A”) expenses for the three and six months ended June 30, 2011 were $36.1 million and $74.1 million, respectively, compared to non-GAAP adjusted and combined adjusted G&A expenses of $41.1 million and $71.6 million for the three and six months ended June 30, 2010, respectively. The primary components of the $5.0 million, or 12.2% decrease, and $2.5 million, or 3.5% increase, in GAAP G&A expenses for the three and six months ended June 30, 2011, respectively, were as follows:

	Three Months	Six Months Ended
(amounts in millions)	Ended June 30, 2011	June 30, 2011

Expenses associated with departure of Chief Executive Officer in 2010	$(9.5)	$(9.5)
Lower information technology (“IT”) expenses	(2.7)	(3.0)
Higher restructuring expenses	8.7	14.7
Expenses associated with departure of Chief Financial Officer in 2011	3.2	3.2
All other, net	(4.7)	(2.9)

Total (decrease) increase in GAAP G&A expenses for the three and six months ended June 30, 2011	$(5.0)	$2.5

During the adjusted and combined adjusted three and six months ended June 30, 2010, we recognized expenses of $9.5 million associated with the departure of our former Chief Executive Officer. There were no comparable expenses recognized during the three and six months ended June 30, 2011, respectively.
GAAP IT expenses for the three and six months ended June 30, 2011 declined $2.7 million and $3.0 million, respectively, compared to non-GAAP adjusted and combined adjusted IT expenses for the three and six months ended June 30, 2010, respectively, due to additional expenses associated with several outsourced IT initiatives during 2010 that have not been incurred in 2011.
During the fourth quarter of 2010, we commenced a restructuring plan that includes headcount reductions and consolidation of responsibilities, which continued into 2011. As a result of this restructuring plan, the Company recognized a restructuring charge of $8.7 million and $14.7 million during the three and six months ended June 30, 2011, respectively. There were no restructuring charges recognized during the non-GAAP adjusted and combined adjusted three and six months ended June 30, 2010, respectively.
During the three and six months ended June 30, 2011, we recognized expenses of $3.2 million associated with the departure of our former Chief Financial Officer. There were no comparable expenses recognized during the adjusted and combined adjusted three and six months ended June 30, 2010, respectively.
Depreciation and Amortization Expenses
GAAP depreciation and amortization expenses for the three and six months ended June 30, 2011 were $61.9 million and $116.0 million, respectively, compared to depreciation and amortization expenses of $59.6 million and combined depreciation and amortization expenses of $119.2 million for the three and six months ended June 30, 2010, respectively. GAAP amortization of intangible assets was $45.5 million and $83.7 million for the three and six months ended June 30, 2011, compared to amortization of intangible assets of $46.3 million and combined amortization of intangible assets of $92.7 million for the three and six months ended June 30, 2010, respectively. The decrease in GAAP intangible asset amortization expense for the three and six months ended June 30, 2011 is primarily a result of not recognizing any amortization expense for Business.com intangible assets, as these intangible assets were fully impaired during 2010. This decrease is partially offset by additional amortization expense associated with revisions to our long-term forecast that had a direct impact on the timing of amortization expense associated with intangible assets that are amortized using the income forecast method. See below for additional information. The income forecast amortization methodology assumes the value derived from our intangible assets and associated amortization expense is greater in the earlier years and steadily declines over time.

In conjunction with our impairment testing as of May 31, 2011, the Company evaluated the remaining useful lives of identifiable intangible assets and other long-lived assets. Based on this evaluation, the Company has determined that the estimated useful lives of intangible assets presented in Item 1, “Financial Statements (Unaudited)” — Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” reflect the period they are expected to contribute to future cash flows and therefore continue to be deemed appropriate. However, revisions to our long-term forecast, which was used for our impairment testing as of May 31, 2011, had a direct impact on the timing of amortization expense associated with intangible assets that are amortized using the income forecast method. The Company anticipates an increase in amortization expense of $34.3 million and total amortization expense of $187.1 million for 2011 resulting from these changes.
GAAP depreciation of fixed assets and amortization of computer software was $16.4 million and $32.3 million for the three and six months ended June 30, 2011, respectively, compared to depreciation of $13.3 million and combined depreciation of $26.5 million for the three and six months ended June 30, 2010, respectively. The increase in GAAP depreciation expense for the three and six months ended June 30, 2011 is primarily due to software development capital projects placed into service during the later part of 2010 and first half of 2011.
Impairment Charges
Based upon our announcement in May 2011 of the impending departure of our Executive Vice President and Chief Financial Officer, which subsequently occurred on July 29, 2011, the continued decline in the trading value of our debt and equity securities and revisions made to our long-term forecast, the Company concluded there were indicators of impairment as of May 31, 2011. As a result, we performed impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets as of May 31, 2011. The impairment testing results for recoverability of our definite-lived intangible assets and other long-lived assets indicated they were recoverable and thus no impairment test was required as of May 31, 2011. Based upon the testing results of our goodwill, we determined that the remaining goodwill assigned to each of our reporting units was fully impaired and thus recognized an aggregate goodwill impairment charge of $801.1 million during the three and six months ended June 30, 2011, which was recorded at each of our reporting units. As of June 30, 2011, the Company has no recorded goodwill at any of its reporting units. See Item 1, “Financial Statements (Unaudited)” — Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for additional information.
During the three months ended June 30, 2010, the Company concluded that there were indicators of impairment and as a result, we performed impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets as of June 30, 2010. The testing results of our definite-lived intangible assets and other long-lived assets resulted in an impairment charge of $17.3 million during the three and five months ended June 30, 2010 associated with trade names and trademarks, technology, local customer relationships and other from our former Business.com reporting unit. The testing results of our goodwill resulted in an impairment charge of $752.3 million during the three and five months ended June 30, 2010, which was recorded in each of our reporting units. The sum of the goodwill and non-goodwill intangible asset impairment charges totaled $769.7 million for the three and five months ended June 30, 2010. Please refer to our Quarterly Report on Form 10-Q for the period ended June 30, 2010 for additional information including estimates and assumptions used in our impairment testing.
Operating Income (Loss)
Non-GAAP adjusted operating income (loss) for the three and six months ended June 30, 2011 and non-GAAP adjusted and combined adjusted operating income (loss) for the three and six months ended June 30, 2010 was as follows:

	Successor			Non-GAAP
	Company			Adjusted
	Three			Three
	Months Ended			Months Ended
(amounts in millions)	June 30, 2011	Adjustments		June 30, 2011

Total	$(707.8)	$801.1	(1)	$93.3

	Successor			Non-GAAP
	Company			Adjusted
	Three			Three
	Months	Fresh Start		Months
	Ended	and Other		Ended	$	%
(amounts in millions)	June 30, 2010	Adjustments		June 30, 2010	Change	Change

Total	$(853.5)	$1,001.6	(2)	$148.1	$(54.8)	(37.0)%

	Successor		Non-GAAP
	Company		Adjusted
	Six		Six
	Months Ended		Months Ended
(amounts in millions)	June 30, 2011	Adjustments	June 30, 2011

Total	$(587.8)	$801.1(1)	$213.3

	Successor	Predecessor			Non-GAAP Combined
	Company	Company			Adjusted
	Five Months	One Month	Fresh Start		Six
	Ended	Ended January	and Other		Months Ended	$	%
(amounts in millions)	June 30, 2010	31,2010	Adjustments		June 30, 2010	Change	Change

Total	$(948.9)	$64.1	$1,201.6	(2)	$316.8	$(103.5)	(32.7)%

(1)	The goodwill impairment charge has been removed from GAAP results for the three and six months ended June 30, 2011.

(2)	Represents the net effect of (a) eliminating gross advertising revenues, sales claims and allowances, other revenues and certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the three and five months ended June 30, 2010 absent our adoption of fresh start accounting required under GAAP, (b) the exclusion of cost-uplift recorded under fresh start accounting, and (c) the exclusion of the goodwill and non-goodwill intangible asset impairment charges during the three and five months ended June 30, 2010.
Non-GAAP adjusted operating income for the three and six months ended June 30, 2011 of $93.3 million and $213.3 million, respectively, compares to non-GAAP adjusted and combined adjusted operating income of $148.1 million and $316.8 million for the three and six months ended June 30, 2010, respectively. The decrease in non-GAAP adjusted operating income for the three and six months ended June 30, 2011 is due to the revenue and expense trends described above.
GAAP Results for the Three and Six Months Ended June 30, 2011, Three and Five Months Ended June 30, 2010 (Successor Company) and One Month Ended January 31, 2010 (Predecessor Company)
Gain on Sale of Assets
On February 14, 2011, we completed the sale of substantially all net assets of Business.com, including long-lived assets, domain names, trademarks, brands, intellectual property, related content and technology platform. As a result, we recognized a gain on the sale of these assets of $13.4 million during the six months ended June 30, 2011.
Interest Expense, Net
Successor Company
Net interest expense of the Company was $58.1 million and $115.8 million for the three and six months ended June 30, 2011, respectively, and $73.4 million and $122.4 million for the three and five months ended June 30, 2010, respectively.
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

Amortization of the fair value adjustment included as an increase to interest expense was $7.5 million and $14.8 million for the three and six months ended June 30, 2011, respectively, and $8.3 million and $13.9 million for the three and five months ended June 30, 2010, respectively.
During the first quarter of 2010, we entered into interest rate swap and interest rate cap agreements that are not designated as cash flow hedges. The Company’s interest expense includes expense of $0.4 million and income of $0.3 million for the three and six months ended June 30, 2011, respectively, and expense of $5.6 million and $6.7 million for the three and five months ended June 30, 2010, respectively, resulting from the change in fair value of these interest rate swaps and interest rate caps.
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

Income Taxes
Successor Company
Our quarterly income tax (provision) benefit for income taxes is measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented. For the three and six months ended June 30, 2011, we recorded an income tax benefit of $163.7 million and $143.5 million, respectively, which represents an effective tax rate of 21.4% and 20.8%, respectively. The effective tax rate for the three and six months ended June 30, 2011 differs from the federal statutory rate of 35.0% primarily due to non-deductible goodwill impairment, changes in deferred tax liabilities related to the stock basis of subsidiaries, changes in recorded valuation allowances and decreases in the liability for unrecognized tax benefits.

The Company recorded a goodwill impairment charge of $801.1 million for the three and six months ended June 30, 2011, of which $457.2 million related to non-deductible goodwill. Impairment of non-deductible goodwill reduced the income tax benefit of the impairment by $174.1 million and reduced our effective tax rate by approximately 22.7% and 25.2% for the three and six months ended June 30, 2011, respectively.
Upon emergence from bankruptcy, the Company recorded deferred tax liabilities related to the excess of the financial statement carrying amount over the tax basis of investments in certain subsidiaries. The estimated annual effective tax rate for the current year includes an estimate of the change in these deferred tax liabilities for the year. The goodwill impairment charge reduced the financial statement carrying amount of investments in certain subsidiaries, which caused a reduction in these deferred tax liabilities. The resulting reduction in income tax expense for the three and six months ended June 30, 2011 relating to the change in these deferred tax liabilities was $72.5 million and $78.9 million, respectively, which increased the effective tax rate for the three and six months ended June 30, 2011 by approximately 9.5% and 11.4%, respectively.
The estimated annual effective tax rate for the current year includes an estimate of the valuation allowance expected to be necessary at the end of the year for originating deferred tax assets. The goodwill impairment charge gave rise to a deferred tax asset whose realization did not meet a more-likely-than-not threshold, requiring a valuation allowance. The resulting increase in income tax expense for the three and six months ended June 30, 2011 relating to the change in valuation allowance is $47.2 million and $46.6 million, respectively, which reduced the effective tax rate for the three and six months ended June 30, 2011 by approximately 6.2% and 6.8%, respectively.
During the three months ended June 30, 2011, the federal statute of limitations relating to a previously unrecognized tax position for revenue recognition closed. The Company has decreased its liability for unrecognized tax benefits associated with this federal and state uncertain tax position by $28.2 million and recorded a net tax benefit of $24.0 million for both the three and six months ended June 30, 2011, respectively, which increased the effective tax rate for the three and six months ended June 30, 2011 by approximately 3.1% and 3.5%, respectively.
For the three and five months ended June 30, 2010, we recorded an income tax benefit of $157.0 million and $558.6 million, respectively, which represents an effective tax rate of 16.9% and 52.1%, respectively. As a result of the goodwill and non-goodwill intangible asset impairment charges during the three and five months ended June 30, 2010, we recognized a non-deductible adjustment to our effective tax rate of $201.8 million for the three and five months ended June 30, 2010.
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
Based upon the closing of the SEC filing period for Schedules 13-G and review of these schedules filed through February 15, 2010, the Company determined that, more likely than not, a certain “check-the-box” election was effective prior to the date of the 2009 ownership change under Section 382. As a result, the Company recorded a tax benefit for the reversal of a liability for unrecognized tax benefit of $351.9 million in the condensed consolidated statement of operations for the five months ended June 30, 2010, which was the primary driver of our effective tax rate for the period.
Predecessor Company
For the one month ended January 31, 2010, the Predecessor Company recorded an income tax provision of $(917.5) million which represents an effective tax rate of 11.7%.

Net Income (Loss) and Earnings (Loss) Per Share
Successor Company
Net loss of $(602.1) million and $(546.7) million for the three and six months ended June 30, 2011, respectively, was a direct result of the goodwill impairment charge and revenue and expense trends described above, partially offset by the income tax benefit described above. Net loss of $(769.9) million and $(512.7) million for the three and five months ended June 30, 2010, respectively, was directly impacted by the impairment charges noted above, the significant impact of the effects of fresh start accounting and the revenue and expense trends described above, partially offset by the income tax benefit described above.
Basic and diluted earnings (loss) per share (“EPS”) was $(12.01) and $(10.92) for the three and six months ended June 30, 2011, respectively. For the three and five months ended June 30, 2010, basic and diluted EPS was $(15.39) and $(10.25), respectively. See Item 1, “Financial Statements (Unaudited)” — Note 2, “Summary of Significant Accounting Policies — Earnings Per Share” for further details and computations of basic and diluted EPS.
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
Non-GAAP Statistical Measures
Advertising sales is a non-GAAP statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under GAAP are recognized under the deferral and amortization method. Advertising sales in current periods will be recognized as gross advertising revenues in future periods as a result of the deferral and amortization method of revenue recognition. Advertising sales for the three and six months ended June 30, 2011 were $368.8 million and $733.3 million, respectively, representing a decline of $63.1million, or 14.6%, and $135.6 million, or 15.6%, from advertising sales of $431.9 million and combined advertising sales of $868.9 million for the three and six months ended June 30, 2010, respectively.
In order to provide more visibility into what the Company will book as revenue in the future, we are presenting an additional non-GAAP statistical measure called bookings, which represent sales activity associated with our print directories and Internet-based marketing solutions during the period. Bookings associated with our local customers represent signed contracts during the period. Bookings associated with our national customers represent what has been published or fulfilled during the period. Bookings for the three and six months ended June 30, 2011 were $316.3 million and $667.3 million, respectively, representing a decline of $55.6 million, or 15.0%, and $122.1 million, or 15.5%, from bookings of $371.9 million and combined bookings of $789.4 million for the three and six months ended June 30, 2010, respectively.
The decrease in advertising sales and bookings for the three and six months ended June 30, 2011 is a result of declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search.

LIQUIDITY AND CAPITAL RESOURCES
The following table presents the fair market value of our long-term debt at June 30, 2011 based on quoted market prices on that date, as well as the carrying value of our long-term debt at June 30, 2011, which includes $76.2 million of unamortized fair value adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date.

	Fair Market Value	Carrying Value
	June 30, 2011	June 30, 2011

RHDI Amended and Restated Credit Facility	$658,267	$968,040
Dex Media East Amended and Restated Credit Facility	512,658	698,854
Dex Media West Amended and Restated Credit Facility	523,428	630,097
Dex One 12%/14% Senior Subordinated Notes due 2017	126,000	300,000

Total Dex One consolidated	1,820,353	2,596,991
Less current portion	224,046	298,907

Long-term debt	$1,596,307	$2,298,084

RHDI Amended and Restated Credit Facility
As of June 30, 2011, the outstanding carrying value under the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”) totaled $968.0 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at June 30, 2011.
Dex Media East Amended and Restated Credit Facility
As of June 30, 2011, the outstanding carrying value under the amended and restated Dex Media East credit facility (“Dex Media East Amended and Restated Credit Facility”) totaled $698.9 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 2.8% at June 30, 2011.
Dex Media West Amended and Restated Credit Facility
As of June 30, 2011, the outstanding carrying value under the amended and restated Dex Media West credit facility (“Dex Media West Amended and Restated Credit Facility”) totaled $630.1 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.0% at June 30, 2011.
Impact of Fresh Start Accounting
In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our amended and restated credit facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our amended and restated credit facilities, of which $76.2 million remains unamortized at June 30, 2011, as shown in the following table.

			Outstanding Debt at
			June 30, 2011
			Excluding the
		Unamortized Fair	Impact of
	Carrying Value at	Value Adjustments	Unamortized Fair
	June 30, 2011	at June 30, 2011	Value Adjustments

RHDI Amended and Restated Credit Facility	$968,040	$12,463	$980,503
Dex Media East Amended and Restated Credit Facility	698,854	54,121	752,975
Dex Media West Amended and Restated Credit Facility	630,097	9,612	639,709
Dex One 12%/14% Senior Subordinated Notes due 2017	300,000	—	300,000

Total	$2,596,991	$76,196	$2,673,187

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
As provided for in our amended and restated credit facilities, each of the Company’s operating subsidiaries are permitted to fund a share of the Parent Company’s interest obligations on the $300.0 million aggregate principal amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”). Other funds, based on a percentage of each operating subsidiaries’ excess cash flow, as defined in each credit agreement, may be provided to the Parent Company to fund specific activities, such as acquisitions. In addition, each of our operating subsidiaries is permitted to send up to $5 million annually to the Parent Company. Lastly, our operating subsidiaries fund on a proportionate basis those expenses paid by the Parent Company to fund the daily operations of our operating subsidiaries. Excluding the very limited exceptions noted above, all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to us under the terms of our amended and restated credit facilities.
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

Successor Company
Aggregate outstanding debt at June 30, 2011 was $2,597.0 million, which includes fair value adjustments of $76.2 million required by GAAP in connection with the Company’s adoption of fresh start accounting. During the three and six months ended June 30, 2011, we made scheduled principal payments of $40.2 million and $81.0 million, respectively, and accelerated principal payments of $20.0 million and $74.0 million, respectively, for total principal payments of $60.2 million and $155.0 million, respectively, under our amended and restated credit facilities. For the three and six months ended June 30, 2011, we made aggregate net cash interest payments of $40.9 million and $104.6 million, respectively. At June 30, 2011, we had $169.6 million of cash and cash equivalents before checks not yet presented for payment of $0.3 million.
Six Months Ended June 30, 2011
Cash provided by operating activities was $212.6 million for the six months ended June 30, 2011 and included net loss adjusted for non-cash items such as a goodwill impairment charge and the associated deferred income tax benefit as well as depreciation and amortization, partially offset by changes in assets and liabilities primarily driven by changes in deferred directory revenues.
Cash provided by investing activities for the six months ended June 30, 2011 was $0.6 million and relates to the sale of substantially all net assets of Business.com, partially offset by the purchase of fixed assets, primarily computer equipment, software and leasehold improvements.
Cash used in financing activities for the six months ended June 30, 2011 was $171.4 million and includes the following:
•	$155.0 million in principal payments on our amended and restated credit facilities;
•	$0.5 million provided by other financing items; and
•	$16.9 million in the decreased balance of checks not yet presented for payment.
Five Months Ended June 30, 2010
Cash provided by operating activities was $240.1 million for the five months ended June 30, 2010 and included net loss adjusted for non-cash items such as goodwill and non-goodwill intangible asset impairment charges and depreciation and amortization, and changes in assets and liabilities primarily driven by changes in deferred directory revenues, partially offset by other non-cash items, net primarily related to a deferred income tax benefit.
Cash used in investing activities for the five months ended June 30, 2010 was $15.2 million and relates to the purchase of fixed assets, primarily computer equipment, software and leasehold improvements.
Cash used in financing activities for the five months ended June 30, 2010 was $302.6 million and includes the following:
•	$303.4 million in principal payments on our amended and restated credit facilities;
•	$2.8 million in other financing costs; and
•	$3.6 million in the increased balance of checks not yet presented for payment.
Predecessor Company
One Month Ended January 31, 2010
Cash provided by operating activities was $71.7 million for the one month ended January 31, 2010 and included net income adjusted for non-cash items, net primarily related to non-cash reorganization items, net, offset by a deferred income tax provision and depreciation and amortization, and changes in assets and liabilities primarily driven by changes in deferred income taxes and pension and postretirement long-term liabilities.
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
The Company has entered into the following interest rate swaps that effectively convert $500.0 million, or approximately 22%, of the Company’s variable rate debt to fixed rate debt as of June 30, 2011. Since the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at June 30, 2011, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At June 30, 2011, approximately 88% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps, the LIBOR floors and interest rate caps, which are discussed below. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 31% of our total debt portfolio as of June 30, 2011. The interest rate swaps mature at varying dates from February 2012 through February 2013.
Interest Rate Swaps — Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates

(amounts in millions)
February 26, 2010	$300	(2)	1.20% - 1.796%	February 29, 2012 — February 28, 2013
March 5, 2010	100	(1)	1.688%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013

Total	$500

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.5%. The weighted average rate received on our interest rate swaps was 0.3% for the six months ended June 30, 2011. These periodic payments and receipts are recorded as interest expense.
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
(a) Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Interim Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and Interim Principal Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Interim Principal Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Interim Principal Financial Officer, to allow timely decisions regarding required disclosure.
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

Item 6.	Exhibits

Exhibit No.	Document
10.1*^	Severance Agreement and Release, dated April 7, 2011, by and between Dex One Corporation and Sean Greene.

10.2*^	Severance Agreement and Release, dated April 26, 2011, by and between Dex One Corporation and George Bednarz.

10.3^	Separation Agreement, dated May 25, 2011, by and between Dex One Corporation, R.H. Donnelley Inc., Dex Media West, Inc., Dex Media East, Inc. and Steven M. Blondy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2011, Commission File No. 001-07155).

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2011 by Alfred T. Mockett, Chief Executive Officer and President of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2011 by Sylvester J. Johnson, Vice President, Corporate Controller and Interim Principal Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2011, under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Sylvester J. Johnson, Vice President, Corporate Controller and Interim Principal Financial Officer, for Dex One Corporation

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

^	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEX ONE CORPORATION
Date: August 4, 2011	By:	/s/ Sylvester J. Johnson
Sylvester J. Johnson
Vice President, Corporate Controller, Interim Principal Financial Officer and Chief Accounting Officer (Interim Principal Financial Officer) (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document
10.1*^	Severance Agreement and Release, dated April 7, 2011, by and between Dex One Corporation and Sean Greene.

10.2*^	Severance Agreement and Release, dated April 26, 2011, by and between Dex One Corporation and George Bednarz.

10.3^	Separation Agreement, dated May 25, 2011, by and between Dex One Corporation, R.H. Donnelley Inc., Dex Media West, Inc., Dex Media East, Inc. and Steven M. Blondy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2011, Commission File No. 001-07155).

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2011 by Alfred T. Mockett, Chief Executive Officer and President of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2011 by Sylvester J. Johnson, Vice President, Corporate Controller and Interim Principal Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2011, under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Sylvester J. Johnson, Vice President, Corporate Controller and Interim Principal Financial Officer, for Dex One Corporation

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

^	Management contract or compensatory plan