Form 10-Q
period 2011-09-30
DEX ONE Corp
filed 2011-11-03
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Title of class	Shares Outstanding at October 17, 2011
Common Stock, par value $.001 per share	50,233,617

DEX ONE CORPORATION

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2011, the three and eight months ended September 30, 2010 (Successor Company) and the one month ended January 31, 2010 (Predecessor Company)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, the eight months ended September 30, 2010 (Successor Company) and the one month ended January 31, 2010 (Predecessor Company)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 1A Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6. Exhibits	46

SIGNATURES	47
EX-31.1
EX-31.2
EX-32.1
EX-101.INS - XBRL INSTANCE DOCUMENT
EX-101.SCH - XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL - XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.DEF - XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-101.LAB - XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE - XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dex One Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	September 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$195,424	$127,852
Accounts receivable:
Billed	168,331	186,477
Unbilled	467,261	567,839
Allowance for doubtful accounts	(58,242)	(75,891)
Net accounts receivable	577,350	678,425
Deferred directory costs	126,144	147,025
Deferred income taxes, net	95,997	84,149
Prepaid expenses and other current assets	50,735	82,656
Total current assets	1,045,650	1,120,107

Fixed assets and computer software, net	159,892	188,749
Other non‑current assets	11,812	9,762
Intangible assets, net	2,234,978	2,369,156
Goodwill, net	—	801,074

Total Assets	$3,452,332	$4,488,848

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$114,340	$154,540
Accrued interest	18,714	30,905
Deferred directory revenues	609,456	722,566
Current portion of long-term debt	337,992	249,301
Total current liabilities	1,080,502	1,157,312

Long-term debt	2,213,744	2,487,920
Deferred income taxes, net	87,847	205,812
Other non-current liabilities	63,676	111,888
Total liabilities	3,445,769	3,962,932

Commitments and contingencies

Shareholders' Equity
Common stock, par value $.001 per share, authorized – 300,000,000 shares; issued and outstanding – 50,233,617 shares at September 30, 2011 and 50,031,441 shares at December 31, 2010	50	50
Additional paid-in capital	1,460,271	1,455,223
Accumulated deficit	(1,448,104)	(923,592)
Accumulated other comprehensive loss	(5,654)	(5,765)

Total shareholders' equity	6,563	525,916

Total Liabilities and Shareholders' Equity	$3,452,332	$4,488,848

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Successor Company				Predecessor Company
	Three Months Ended	Nine Months Ended	Three Months Ended	Eight Months Ended	One Month Ended
(in thousands, except per share data)	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010	January 31, 2010

Net revenues	$360,095	$1,128,596	$259,231	$473,266	$160,372

Expenses:
Production and distribution expenses (exclusive of depreciation and amortization shown separately below)	71,153	221,365	64,775	141,526	26,949
Selling and support expenses	108,088	322,992	104,268	258,459	40,866
General and administrative expenses	36,609	110,757	33,640	96,968	8,322
Depreciation and amortization	66,027	182,014	58,304	157,309	20,161
Impairment charges	—	801,074	389,592	1,159,266	—
Total expenses	281,877	1,638,202	650,579	1,813,528	96,298

Operating income (loss)	78,218	(509,606)	(391,348)	(1,340,262)	64,074
Gain on sale of assets	—	13,437	—	—	—

Interest expense, net	(55,315)	(171,094)	(67,536)	(189,893)	(19,656)

Income (loss) before reorganization items, net and income taxes	22,903	(667,263)	(458,884)	(1,530,155)	44,418

Reorganization items, net	—	—	—	—	7,793,132

Income (loss) before income taxes	22,903	(667,263)	(458,884)	(1,530,155)	7,837,550

(Provision) benefit for income taxes	(719)	142,751	68,241	626,806	(917,541)

Net income (loss)	$22,184	$(524,512)	$(390,643)	$(903,349)	$6,920,009

Earnings (loss) per share:
Basic	$0.44	$(10.47)	$(7.81)	$(18.06)	$100.27
Diluted	$0.44	$(10.47)	$(7.81)	$(18.06)	$100.21

Shares used in computing earnings (loss) per share:
Basic	50,177	50,114	50,019	50,015	69,013
Diluted	50,178	50,114	50,019	50,015	69,052

Comprehensive Income (Loss)
Net income (loss)	$22,184	$(524,512)	$(390,643)	$(903,349)	$6,920,009
Amortization of gain on interest rate swaps, net of tax	—	—	—	—	1,083
Benefit plans adjustment, net of tax	(60)	111	—	—	(4,535)
Comprehensive income (loss)	$22,124	$(524,401)	$(390,643)	$(903,349)	$6,916,557

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor Company		Predecessor Company
	Nine Months Ended	Eight Months Ended	One Month Ended
(in thousands)	September 30, 2011	September 30, 2010	January 31, 2010
Cash Flows Provided By Operating Activities	$294,953	$394,526	$71,741

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(19,187)	(25,490)	(1,766)
Proceeds from sale of assets	15,391	—	—
Net cash used in investing activities	(3,796)	(25,490)	(1,766)

Cash Flows from Financing Activities
Credit facilities repayments	(207,187)	(430,616)	(511,272)
Debt issuance costs and other financing items, net	497	(2,785)	(22,096)
Decrease in checks not yet presented for payment	(16,895)	(5,366)	(3,092)
Net cash used in financing activities	(223,585)	(438,767)	(536,460)

Increase (decrease) in cash and cash equivalents	67,572	(69,731)	(466,485)
Cash and cash equivalents, beginning of period	127,852	199,455	665,940
Cash and cash equivalents, end of period	$195,424	$129,724	$199,455

Supplemental Information:
Cash interest, net	$163,509	$136,942	$15,460
Cash income taxes, net	$8,963	$2,266	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data and where otherwise indicated)

1. Business and Basis of Presentation

The interim condensed consolidated financial statements of Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” the “Successor Company,” the “Company,” “Parent Company,” “we,” “us” and “our”) have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to this Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The interim condensed consolidated financial statements include the accounts of Dex One and its direct and indirect wholly-owned subsidiaries. As of September 30, 2011, R.H. Donnelley Corporation, R.H. Donnelley Inc. (“RHDI”), Dex Media, Inc. (“Dex Media”), Dex One Digital, Inc. ("Dex One Digital"), formerly known as Business.com, Inc. (“Business.com”), and Dex One Service, Inc. (“Dex One Service”) were our only direct wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

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

Our proprietary marketing solutions include our Dex published yellow pages directories, which we co-brand with other recognizable brands in the industry such as CenturyLink and AT&T, our Internet yellow pages site, DexKnows.com, and our mobile applications, Dex Mobile and CityCentral. Our growing list of marketing solutions also includes local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, websites, mobile websites, reputation management, keyword optimization strategies and programs, distribution strategies, and tracking and reporting. Our digital lead generation solutions are powered by our search engine marketing product, DexNet, which extends our clients’ reach to our leading Internet and mobile partners to attract consumers searching for local businesses, products and services within our markets.

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

More specifically, we recognize revenue when all of the following criteria have been met:

•
Persuasive evidence of an arrangement exists: This criterion is satisfied with the execution of a signed contract between the Company and our client. This contract includes specifications that must be adhered to over the term of the agreement by both parties;

•
Delivery has occurred: This criterion is satisfied for our print marketing solutions when physical distribution of a given print directory is substantially complete. This criterion is satisfied for our Internet-based marketing solutions upon fulfillment;

•	The fee is fixed or determinable: This criterion is satisfied with the execution of a signed contract between the Company and our client including the final negotiated price; and

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

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 amends the current guidance pertaining to multiple-deliverable revenue arrangements included in FASB Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition - Multiple Element Arrangements to:

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

The objective of VSOE is to determine the price at which a company would transact a sale if the product or service were sold on a stand-alone basis. In determining VSOE, we require that a substantial majority of our selling prices are consistent with our normal pricing and discounting policies, which have been established by management having relevant authority, for the specific marketing solution when sold on a stand-alone basis. We ensure this consistency by performing an analysis on an annual basis or more often if necessary. In determining relative selling prices of our marketing solutions sold on a stand-alone basis, we consider, among other things, (1) the geographies in which our marketing solutions are sold, (2) economic factors, (3) local business conditions, (4) competition in our markets, (5) advertiser and consumer behavior and classifications, (6) gross margin objectives and (7) historical pricing practices. Selling prices are analyzed on a more frequent basis if changes in any of these factors have a material impact on our pricing and discounting policies. There have been no significant changes to our selling prices or methods used to determine VSOE during the three and nine months ended September 30, 2011. However, we may modify our pricing and discounting policies or implement new go-to-market strategies in the future, which could result in changes in selling prices, the methodology used to determine VSOE or use of another method in the selling price hierarchy to allocate arrangement consideration. As a result, our future revenue recognition for multiple-deliverable arrangements could differ significantly from our historical results.

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

Identifiable Intangible Assets and Goodwill

The Company reviews the carrying value of goodwill, definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. The Company reviewed the following information, estimates and assumptions to determine if any indicators of impairment existed during the three and nine months ended September 30, 2011:

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

The Company concluded there were no triggering events to further measure for impairment during the three months ended September 30, 2011, one month ended June 30, 2011 and three months ended March 31, 2011, respectively.

Based upon our announcement in May 2011 of the impending departure of our Executive Vice President and Chief Financial Officer, which subsequently occurred on July 29, 2011, the continued decline in the trading value of our debt and equity securities and revisions made to our long-term forecast, the Company concluded there were indicators of impairment as of May 31, 2011. As a result of identifying indicators of impairment, we performed an impairment test of goodwill in accordance with FASB ASC 350, Intangibles – Goodwill and Other, and an impairment recoverability test of definite-lived intangible assets and other long-lived assets in accordance with FASB ASC 360, Property, Plant and Equipment (“FASB ASC 360”), as of May 31, 2011. Our impairment tests of goodwill, definite-lived intangible assets and other long-lived assets were performed using information, estimates and assumptions noted above and further described below. The Company’s goodwill, definite-lived intangible assets and other long-lived assets have been assigned to the respective reporting unit they represent for impairment testing. As of September 30, 2011, the Company’s reporting units are RHDI, Dex Media East Inc. ("DME Inc.") and Dex Media West Inc. ("DMW Inc.").

Analysis of Definite-Lived Intangible Assets and Other Long-Lived Assets

The impairment recoverability test of our definite-lived intangible assets and other long-lived assets was performed as of May 31, 2011 by comparing the carrying amount of our asset groups including definite-lived intangible assets and other long-lived assets, including goodwill, to the sum of their undiscounted expected future cash flows. In accordance with FASB ASC 360, impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the intangible asset, or its related group of assets, and other long-lived assets. The testing results of our definite-lived intangible assets and other long-lived assets indicated they were recoverable and thus no impairment test was required as of May 31, 2011.

The fair values of our definite-lived intangible assets and other long-lived assets, which were used in our impairment testing, were determined using unobservable inputs (Level 3 in the fair value hierarchy). The following is a summary of the methodology used in the valuation of each category of definite-lived intangible assets and other long-lived assets:

Directory Services Agreements – The Company has acquired directory services agreements through prior acquisitions. As these directory services agreements have a direct contribution to the financial performance of the business, the Company utilized the multi-period excess earnings method, which is a variant of the income approach, to assign a fair value to these assets. The multi-period excess earnings method uses a discounted cash flow model, whereby the projected cash flows of the intangible asset are computed indirectly, which means that future cash flows are projected with deductions made to recognize returns on appropriate contributory assets, leaving the excess, or residual net cash flow, as indicative of the intangible asset fair value. The multi-period excess earnings method assumes the value derived from the respective asset is greater in the earlier years and steadily declines over time.

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

Technology, Advertising Commitments and Other – Certain of the Company’s developed software technology and content assets, which have a direct contribution to the financial performance of the business, were valued using the relief from royalty method discussed above. Other software related assets that are more focused on internal operations were valued under a cost approach, which measures the value of an asset by estimating the expenditures that would be required to replace the asset given its future service capability.  Advertising Commitments and other assets were valued using the multi-period excess earnings method.

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

Analysis of Goodwill

Our impairment test of goodwill was performed as of May 31, 2011 at the reporting unit level and involved a two-step process. The first step involved comparing the fair value of each reporting unit with the carrying amount of its assets and liabilities, including goodwill, as goodwill was specifically assigned to each of the reporting units upon our adoption of fresh start accounting in 2010. The fair value was determined by valuing the Company’s debt securities at trading value and by using a market based approach for the Company’s publicly traded common stock, which included a trailing 20-day average of the closing market price of our common stock ending May 31, 2011. The aggregate debt and equity values were used to arrive at a consolidated Business Enterprise Value (“BEV”) for the Company. Since our reporting units’ equity securities are not publicly traded, there is no observable market information for these securities. As such, for our impairment test as of May 31, 2011 we calculated a BEV for each of our reporting units using unobservable inputs (Level 3 in the fair value hierarchy) based on a discounted cash flow (“DCF”) valuation technique. The Company ensured that the sum of the individual reporting units’ BEVs was consistent with the Company’s consolidated BEV using observable market pricing.

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

As a result of our impairment test of goodwill, we determined that each of our reporting unit’s fair value was less than the carrying amount of its assets and liabilities, requiring us to proceed with the second step of the goodwill impairment test. In the second step of the testing process, the impairment loss was determined by comparing the implied fair value of each reporting unit’s goodwill to the recorded amount of goodwill as of May 31, 2011. Determining the implied fair value of a reporting unit requires judgment and the use of significant estimates and assumptions noted above. We believe that the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated or the amount of impairment recorded. Based upon this analysis, we determined that the remaining goodwill assigned to each of our reporting units was fully impaired and thus recognized an aggregate goodwill impairment charge of $801.1 million during the second quarter of 2011. The goodwill impairment charge has been recorded at each of our reporting units as follows:

Reporting Unit
RHDI	$250,518
DME Inc.	236,159
DMW Inc.	314,397
Total	$801,074

The goodwill impairment charge had no impact on current or future operating cash flow or compliance with debt covenants.

The following table presents critical assumptions used in the valuation of the reporting units at May 31, 2011:

Reporting Unit	Discount Rate	Terminal Growth Rate (1)	Years of Cash Flow Before Terminal Value	Reporting Unit Fair Value at May 31, 2011	Percentage By Which Reporting Unit Fair Value Exceeds its Carrying Value
RHDI	13.5%	(1.0)%	4.5 years	$855,000	—%
DME Inc.	13.5%	(1.0)%	4.5 years	700,000	—%
DMW Inc.	13.5%	(1.0)%	4.5 years	720,000	—%
Total	—	—	—	$2,275,000	—

(1) Terminal growth rate is determined by reconciling the market value of our debt and equity securities as of May 31, 2011 to the Company’s long-term financial projections.

As of September 30, 2011, the Company has no recorded goodwill at any of its reporting units. The change in the carrying amount of goodwill since it was established in fresh start accounting as of February 1, 2010 (“Fresh Start Reporting Date”) is as follows:

Balance at February 1, 2010		$2,097,124
Goodwill impairment charges during 2010	(1,137,623)
Reduction in goodwill during 2010	(158,427)
Total adjustment to goodwill during 2010		(1,296,050)
Goodwill impairment charge during the second quarter of 2011		(801,074)
Balance at September 30, 2011		$—

During the three months ended September 30, 2010 and June 30, 2010, the Company concluded that there were indicators of impairment and as a result, we performed impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets as of September 30, 2010 and June 30, 2010. The testing results of our definite-lived intangible assets and other long-lived assets resulted in a non-goodwill intangible asset impairment charge of $4.3 million and $17.3 million during the three months ended September 30, 2010 and June 30, 2010, respectively, for a total non-goodwill intangible asset impairment charge of $21.6 million during the eight months ended September 30, 2010 associated with trade names and trademarks, technology, local customer relationships and other from our former Business.com reporting unit. The Company also recognized a goodwill impairment charge of $385.3 million and $752.3 million during the three months ended September 30, 2010 and June 30, 2010, respectively, for a total goodwill impairment charge of $1,137.6 million during the eight months ended September 30, 2010 resulting from our impairment testing, which was recorded in each of our reporting units. The sum of the goodwill and non-goodwill intangible asset impairment charges totaled $389.6 million and $1,159.3 million for the three and eight months ended September 30, 2010, respectively. Please refer to our Quarterly Report on Form 10-Q for the period ended September 30, 2010 for additional information including estimates and assumptions used in our impairment testing.

During the fourth quarter of 2010, the Company recognized a reduction in goodwill of $158.4 million related to the finalization of cancellation of indebtedness income and tax attribute reduction calculations required to be performed at December 31, 2010 associated with fresh start accounting.

Other Information

Our identifiable intangible assets and their respective book values at September 30, 2011 are shown in the following table:

	Directory Services Agreements	Local Customer Relationships	National Customer Relationships	Trade Names and Trademarks	Technology, Advertising Commitments & Other	Total
Net intangible assets carrying value	$1,330,000	$560,000	$175,000	$380,000	$85,500	$2,530,500
Accumulated amortization	(142,387)	(85,290)	(16,216)	(36,842)	(14,787)	(295,522)
Net intangible assets at September 30, 2011	$1,187,613	$474,710	$158,784	$343,158	$70,713	$2,234,978

Amortization expense related to the Company’s intangible assets was $50.5 million and $134.2 million for the three and nine months ended September 30, 2011, respectively, and $44.9 million and $122.0 million for the three and eight months ended September 30, 2010, respectively. Amortization expense related to the Predecessor Company’s intangible assets was $15.6 million for the one month ended January 31, 2010.

The Company evaluates the remaining useful lives of identifiable intangible assets and other long-lived assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible assets and other long-lived assets would be amortized prospectively over that revised remaining useful life. The Company evaluated the remaining useful lives of identifiable intangible assets and other long-lived assets during the three months ended September 30, 2011 by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit we have over competing independent publishers in our markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on this evaluation, the Company has determined that the estimated useful lives of intangible assets presented below reflect the period they are expected to contribute to future cash flows and therefore continue to be deemed appropriate.

In conjunction with our impairment testing as of May 31, 2011, the Company evaluated the remaining useful lives of identifiable intangible assets and other long-lived assets by considering the factors noted above. Based on this evaluation, the Company determined that the estimated useful lives of intangible assets continued to be deemed appropriate as of May 31, 2011. However, revisions to our long-term forecast, which was used for our impairment testing as of May 31, 2011, had a direct impact on the timing of amortization expense associated with intangible assets that are amortized using the income forecast method. The Company anticipates an increase in amortization expense of $34.3 million and total amortization expense of $187.1 million for 2011 resulting from these changes.

The combined weighted average useful life of our identifiable intangible assets at September 30, 2011 is 21 years. The weighted average useful lives and amortization methodology for each of our identifiable intangible assets at September 30, 2011 are shown in the following table:

Intangible Asset	Weighted Average Useful Lives	Amortization Methodology
Directory services agreements	26 years	Income forecast method (1)
Local customer relationships	14 years	Income forecast method (1)
National customer relationships	25 years	Income forecast method (1)
Trade names and trademarks	14 years	Straight-line method
Technology, advertising commitments and other	8 years	Income forecast method (1)

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

Interest Expense

Successor Company

In conjunction with our adoption of fresh start accounting and reporting on the Fresh Start Reporting Date, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $6.9 million and $21.7 million for the three and nine months ended September 30, 2011, respectively, and $7.2 million and $21.1 million for the three and eight months ended September 30, 2010, respectively.

During the first quarter of 2010, we entered into interest rate swap and interest rate cap agreements that are not designated as cash flow hedges. The Company’s interest expense includes income of $1.6 million and $1.8 million for the three and nine months ended September 30, 2011, respectively, and expense of $3.9 million and $10.6 million for the three and eight months ended September 30, 2010, respectively, resulting from the change in fair value of these interest rate swaps and interest rate caps.

Predecessor Company

Contractual interest expense that would have appeared on the Predecessor Company’s condensed consolidated statement of operations if not for the filing of the Chapter 11 petitions was $65.9 million for the one month ended January 31, 2010.

Advertising Expense

We recognize advertising expenses as incurred. These expenses include media, public relations, promotional, branding and sponsorship costs and on-line advertising. Total advertising expense for the Company was $3.9 million and $13.7 million for the three and nine months ended September 30, 2011, respectively, and $6.2 million and $17.2 million for the three and eight months ended September 30, 2010, respectively. Total advertising expense for the Predecessor Company was $1.0 million for the one month ended January 31, 2010.

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

Derivative Financial Instruments

At September 30, 2011, we had interest rate swap and interest rate cap agreements with major financial institutions with a notional amount of $500.0 million and $400.0 million, respectively. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount for interest rate swaps is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the interest rate swap agreement. Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates. Any loss would be limited to the amount that would have been received based on the spread in rates over the remaining life of the interest rate cap agreement. The counterparties to the interest rate swap and interest rate cap agreements are major financial institutions with credit ratings of AA- or higher, or the equivalent dependent upon the credit rating agency.

Earnings (Loss) Per Share

The calculation of basic and diluted earnings (loss) per share (“EPS”) is presented below.

	Successor Company				Predecessor Company
	Three Months Ended	Nine Months Ended	Three Months Ended	Eight Months Ended	One Month Ended
	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010	January 31, 2010
Basic EPS
Net income (loss)	$22,184	$(524,512)	$(390,643)	$(903,349)	$6,920,009
Weighted average common shares outstanding	50,177	50,114	50,019	50,015	69,013
Basic EPS	$0.44	$(10.47)	$(7.81)	$(18.06)	$100.27

Diluted EPS
Net income (loss)	$22,184	$(524,512)	$(390,643)	$(903,349)	$6,920,009
Weighted average common shares outstanding	50,177	50,114	50,019	50,015	69,013
Dilutive effect of stock awards	1	—	—	—	39
Weighted average diluted shares outstanding	50,178	50,114	50,019	50,015	69,052
Diluted EPS	$0.44	$(10.47)	$(7.81)	$(18.06)	$100.21

Due to the Company’s reported net loss for the nine months ended September 30, 2011 and three and eight months ended September 30, 2010, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of diluted EPS. For the three and nine months ended September 30, 2011, 3.0 million shares and 2.9 million shares, respectively, of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the period. For both the three and eight months ended September 30, 2010, 1.6 million shares of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the period. For the one month ended January 31, 2010, 4.6 million shares of the Predecessor Company’s stock-based awards had exercise prices that exceeded the average market price of the Predecessor Company’s common stock for the period.

Fair Value of Financial Instruments

At September 30, 2011 and December 31, 2010, the fair value of cash and cash equivalents, accounts receivable, net and accounts payable and accrued liabilities approximated their carrying value based on the net short-term nature of these instruments. The Company has utilized quoted market prices, where available, to compute the fair market value of our long-term debt at September 30, 2011 as disclosed in Note 5, “Long-Term Debt.” These estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

As required by FASB ASC 820, Fair Value Measurements and Disclosures, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company had interest rate swaps with a notional amount of $500.0 million and interest rate caps with a notional amount of $400.0 million at September 30, 2011 and December 31, 2010 that are measured at fair value on a recurring basis. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010, respectively, and the level within the fair value hierarchy in which the fair value measurements were included.

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Derivatives:	September 30, 2011	December 31, 2010
Interest Rate Swap – Liabilities	$(4,252)	$(6,365)
Interest Rate Cap – Assets	$22	$308

There were no transfers of assets or liabilities into or out of Level 2 as of September 30, 2011 or December 31, 2010. The Company has established a policy of recognizing transfers between levels in the fair value hierarchy as of the end of a reporting period.

Valuation Techniques – Interest Rate Swaps and Interest Rate Caps

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

Fair value for our derivative instruments was derived using pricing models based on a market approach. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value for each of our derivative instruments incorporate specific contract terms for valuation inputs, including effective dates, maturity dates, interest rate swap pay rates, interest rate cap rates and notional amounts, as disclosed and presented in Note 6, “Derivative Financial Instruments,” interest rate yield curves, and the creditworthiness of the counterparty and the Company. Counterparty credit risk and the Company’s credit risk could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. At September 30, 2011, the impact of applying counterparty credit risk in determining the fair value of our derivative instruments was an increase to our derivative instruments liability of less than $0.1 million. At September 30, 2011, the impact of applying the Company’s credit risk in determining the fair value of our derivative instruments was a decrease to our derivative instruments liability of $1.4 million. Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for our derivative instruments. The pricing models used by the Company are widely accepted by the financial services industry. As such and as noted above, our derivative instruments are categorized within Level 2 of the fair value hierarchy.

Fair Value Control Processes– Interest Rate Swaps and Interest Rate Caps

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

New Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 simplifies how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. As the Company’s goodwill was fully impaired in the second quarter of 2011, at this time adoption of ASU 2011-08 will have no impact on our financial position and result of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As the adoption of ASU 2011-05 will only affect the reporting of information noted above, there will be no impact on our financial position and result of operations. The Company is currently evaluating the presentation alternatives noted in ASU 2011-05.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements, changes certain fair value measurement principles and enhances fair value disclosure requirements. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and will be applied prospectively. The Company does not expect the adoption of ASU 2011-04 to have an impact on our financial position and results of operations.

We have reviewed other accounting pronouncements that were issued as of September 30, 2011, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

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

Predecessor Company
One Month Ended
January 31, 2010
Liabilities subject to compromise	$6,352,813
Issuance of new Dex One common stock (par value)	(50)
Dex One additional paid-in capital	(1,450,734)
Dex One Senior Subordinated Notes	(300,000)
Reclassified into other balance sheet liability accounts	(39,471)
Professional fees and other	(38,403)
Gain on reorganization / settlement of liabilities subject to compromise	4,524,155

Fresh start accounting adjustments:
Goodwill	2,097,124
Write off of deferred revenue and deferred directory costs	655,555
Fair value adjustment to intangible assets	415,132
Fair value adjustment to the amended and restated credit facilities	120,245
Fair value adjustment to fixed assets and computer software	49,814
Write-off of deferred financing cost	(48,443)
Other fresh start accounting adjustments	(20,450)
Total fresh start accounting adjustments	3,268,977
Total reorganization items, net	$7,793,132

4. Restructuring Charges

During the fourth quarter of 2010, the Company initiated a restructuring plan that includes headcount reductions, consolidation of responsibilities and vacating leased facilities (“Restructuring Actions”), which has continued into 2011. Employees impacted by the Restructuring Actions were notified of their termination during the fourth quarter of 2010 and throughout 2011. In addition, the Company vacated certain of its leased facilities during 2011. As a result of the Restructuring Actions, we have recognized a restructuring charge to earnings of $4.5 million and $19.2 million and made cash payments of $9.9 million and $25.9 million during the three and nine months ended September 30, 2011, respectively, related to severance, vacating leased facilities and related restructuring activities. The following tables show the activity in our restructuring reserve associated with the Restructuring Actions during the three and nine months ended September 30, 2011.

Three Months Ended September 30, 2011
Balance at June 30, 2011	$13,553
Additions to reserve charged to earnings	4,465
Payments	(9,900)
Balance at September 30, 2011	$8,118

Nine Months Ended September 30, 2011
Balance at January 1, 2011	$17,858
Additions to reserve charged to earnings	19,190
Non-cash reduction in restructuring reserve	(3,005)
Payments	(25,925)
Balance at September 30, 2011	$8,118

During the latter part of 2010, the Company announced that it expected to incur a restructuring charge of between $30 to $50 million associated with the Restructuring Actions. The Company anticipates that restructuring charges associated with the Restructuring Actions will remain within this range, the balance of which will be recognized during the remainder of 2011. Restructuring charges that are charged to earnings are included in production and distribution expenses, selling and support expenses or general and administrative expenses on the consolidated statements of operations, as applicable.

5. Long-Term Debt

The following table presents the fair market value of our long-term debt at September 30, 2011 based on quoted market prices on that date, as well as the carrying value of our long-term debt at September 30, 2011, which includes $69.3 million of unamortized fair value adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date.

	Fair Market Value	Carrying Value
	September 30, 2011	September 30, 2011
RHDI Amended and Restated Credit Facility	$427,897	$955,425
Dex Media East Amended and Restated Credit Facility	375,968	677,420
Dex Media West Amended and Restated Credit Facility	411,952	618,891
Dex One Senior Subordinated Notes	57,000	300,000
Total Dex One consolidated	1,272,817	2,551,736
Less current portion	189,799	337,992
Long-term debt	$1,083,018	$2,213,744

Credit Facilities

RHDI Amended and Restated Credit Facility

As of September 30, 2011, the outstanding carrying value under the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”) totaled $955.4 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at September 30, 2011.

Dex Media East Amended and Restated Credit Facility

As of September 30, 2011, the outstanding carrying value under the amended and restated Dex Media East credit facility (“Dex Media East Amended and Restated Credit Facility”) totaled $677.4 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 2.8% at September 30, 2011.

Dex Media West Amended and Restated Credit Facility

As of September 30, 2011, the outstanding carrying value under the amended and restated Dex Media West credit facility (“Dex Media West Amended and Restated Credit Facility”) totaled $618.9 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.0% at September 30, 2011.

Notes

Dex One Senior Subordinated Notes

Interest on our $300.0 million aggregate principal amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”) is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 29, 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects paid-in-kind (“PIK”) interest payments. The Company may elect, prior to the start of each interest payment period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as additional senior subordinated notes. During the nine months ended September 30, 2011, the Company made interest payments entirely in cash. In September 2011, the Company elected to pay interest amounts on the Dex One Senior Subordinated Notes 50% in cash and 50% in PIK interest in lieu of making interest payments entirely in cash, commencing for the semi-annual interest period ending March 31, 2012, as permitted by the indenture governing the Dex One Senior Subordinated Notes.

Impact of Fresh Start Accounting

In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our amended and restated credit facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our amended and restated credit facilities, of which $69.3 million remains unamortized at September 30, 2011, as shown in the following table.

	Carrying Value at September 30, 2011	Unamortized Fair Value Adjustments at September 30, 2011	Outstanding Debt at September 30, 2011 Excluding the Impact of Unamortized Fair Value Adjustments
RHDI Amended and Restated Credit Facility	$955,425	$11,510	$966,935
Dex Media East Amended and Restated Credit Facility	677,420	48,933	726,353
Dex Media West Amended and Restated Credit Facility	618,891	8,822	627,713
Dex One Senior Subordinated Notes	300,000	—	300,000
Total	$2,551,736	$69,265	$2,621,001

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

Successor Company

The Company has entered into the following interest rate swaps that effectively convert $500.0 million, or approximately 22%, of the Company’s variable rate debt to fixed rate debt as of September 30, 2011. Since the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at September 30, 2011, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At September 30, 2011, approximately 88% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 31% of our total debt portfolio as of September 30, 2011. The interest rate swaps mature at varying dates from February 2012 through February 2013.

Interest Rate Swaps – Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$300	(2)	1.20% - 1.796%	February 29, 2012 – February 28, 2013
March 5, 2010	100	(1)	1.688%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013
Total	$500

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.5%. The weighted average rate received on our interest rate swaps was 0.3% for the nine months ended September 30, 2011. These periodic payments and receipts are recorded as interest expense.

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

Interest Rate Caps – RHDI

Effective Dates	Notional Amount		Cap Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$200	(3)	3.0% - 3.5%	February 29, 2012 – February 28, 2013
March 8, 2010	100	(4)	3.5%	January 31, 2013
March 10, 2010	100	(4)	3.0%	April 30, 2012
Total	$400

(1)	Consists of one swap

(2)	Consists of three swaps

(3)	Consists of two caps

(4)	Consists of one cap

The following tables present the fair value of our interest rate swaps and interest rate caps at September 30, 2011 and December 31, 2010. The fair value of our interest rate swaps is presented in accounts payable and accrued liabilities and other non-current liabilities and the fair value of our interest rate caps is presented in prepaid expenses and other current assets and other non-current assets on the condensed consolidated balance sheet at September 30, 2011 and December 31, 2010. The following tables also present the (gain) loss recognized in interest expense from the change in fair value of our interest rate swaps and interest rate caps for the three and nine months ended September 30, 2011 and three and eight months ended September 30, 2010.

	Fair Value Measurements at		(Gain) Loss Recognized in Interest Expense From the Change in Fair Value of Interest Rate Swaps
			Three Months Ended	Nine Months Ended	Three Months Ended	Eight Months Ended
Interest Rate Swaps	September 30, 2011	December 31, 2010	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010
Accounts payable and accrued liabilities	$(3,138)	$(4,376)	$(1,023)	$(1,237)	$1,263	$4,691
Other non-current liabilities	(1,114)	(1,989)	(565)	(876)	2,260	3,902
Total	$(4,252)	$(6,365)	$(1,588)	$(2,113)	$3,523	$8,593

	Fair Value Measurements at		(Gain) Loss Recognized in Interest Expense From the Change in Fair Value of Interest Rate Caps
			Three Months Ended	Nine Months Ended	Three Months Ended	Eight Months Ended
Interest Rate Caps	September 30, 2011	December 31, 2010	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010
Prepaid expenses and other current assets	$5	$5	$(3)	$—	$—	$66
Other non-current assets	17	303	26	287	416	1,936
Total	$22	$308	$23	$287	$416	$2,002

The Company recognized expense related to our interest rate swaps and interest rate caps, including accrued interest, of less than $0.1 million and $2.9 million during the three and nine months ended September 30, 2011, respectively, and $5.3 million and $14.0 million during the three and eight months ended September 30, 2010, respectively.

Predecessor Company

During the one month ended January 31, 2010, the Predecessor Company recognized interest expense of $2.3 million associated with the change in fair value of interest rate swaps. In addition, the Predecessor Company recognized $3.0 million of expense related to interest rate swaps into earnings, including accrued interest, during the one month ended January 31, 2010.

7. Income Taxes

Successor Company

Our quarterly income tax (provision) benefit is measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented.

For the three months ended September 30, 2011, we recorded an income tax provision of $0.7 million, which represents an effective tax rate of 3.1%. For the nine months ended September 30, 2011, we recorded an income tax benefit of $142.8 million, which represents an effective tax rate of 21.4%. The effective tax rate for the three months ended September 30, 2011 differs from the federal statutory rate of 35.0% primarily due to changes in deferred tax liabilities related to the stock basis of subsidiaries, changes in recorded valuation allowances, increases in the liability for unrecognized tax benefits and tax planning associated with Internal Revenue Code ("IRC") Section 108 and other adjustments related to the filing of our consolidated federal income tax return. The effective tax rate for the nine months ended September 30, 2011 differs from the federal statutory rate of 35.0% primarily due to non-deductible goodwill impairment, changes in deferred tax liabilities related to the stock basis of subsidiaries, changes in recorded valuation allowances, decreases in the liability for unrecognized tax benefits and tax planning associated with IRC Section 108 and other adjustments related to the filing of our consolidated federal income tax return.

The Company recorded a goodwill impairment charge of $801.1 million during the second quarter of 2011, of which $457.2 million related to non-deductible goodwill. Impairment of non‑deductible goodwill reduced the income tax benefit of the impairment by $174.1 million and reduced our effective tax rate by approximately 26.1% for the nine months ended September 30, 2011.

Upon emergence from bankruptcy, the Company recorded deferred tax liabilities related to the excess of the financial statement carrying amount over the tax basis of investments in certain subsidiaries. The estimated annual effective tax rate for the current year includes an estimate of the change in these deferred tax liabilities for the year. The goodwill impairment charge reduced the financial statement carrying amount of investments in certain subsidiaries, which also caused a reduction in these deferred tax liabilities. The resulting reduction in income tax expense for the three and nine months ended September 30, 2011 related to the change in these deferred tax liabilities was $6.3 million and $85.1 million, respectively, which (decreased) increased the effective tax rate for the three and nine months ended September 30, 2011 by approximately (27.3)% and 12.8%, respectively.

The discharge of our debt in conjunction with our emergence from Chapter 11 resulted in a tax gain of $5,016.6 million. Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of debt income ("CODI"), which must be included in a taxpayer's taxable income. In accordance with IRC Section 108, in lieu of recognizing taxable income from bankruptcy-related CODI, the Company is required to reduce existing tax attributes. In conjunction with the filing of our consolidated federal tax return for the year ended December 31, 2010, the Company made an election under IRC Section 108(b)(5) to first apply this reduction to certain amortizable and depreciable property. As a result of this election, the Company recognized an increase in deferred tax assets related to net operating losses of approximately $325.9 million. These increases were offset by a decrease in the basis of amortizable and depreciable property.

The estimated annual effective tax rate for the current year includes an estimate of the valuation allowance expected to be necessary at the end of the year for originating deferred tax assets. The goodwill impairment charge during the second quarter of 2011 gave rise to a deferred tax asset whose realization did not meet a more-likely-than-not threshold, requiring a valuation allowance. In addition, changes in deferred tax assets and liabilities primarily related to the filing of our consolidated federal tax return resulted in increases to the valuation allowance during the three months ended September 30, 2011. The resulting increase in income tax expense for the three and nine months ended September 30, 2011 was $14.1 million and $60.7 million, respectively, which increased (decreased) the effective tax rate for the three and nine months ended September 30, 2011 by approximately 61.6% and (9.1)%, respectively.

With the filing of our consolidated federal income tax return for the year ended December 31, 2010, the Company recorded an income tax benefit of $23.6 million for both the three and nine months ended September 30, 2011 primarily related to tax planning associated with IRC Section 108 and other adjustments associated with the filing of our consolidated tax return, which resulted in a (decrease) increase in our effective tax rate of (103.1)% and 3.5% for the three and nine months ended September 30, 2011, respectively.

On June 15, 2011, the federal statute of limitations closed for a tax year in which a prior uncertain tax position related to revenue recognition was established. As a result, the Company decreased its liability for unrecognized tax benefits associated with this federal and state uncertain tax position by $28.2 million and recorded a tax benefit of $24.0 million for the nine months ended September 30, 2011, which resulted in an increase to our effective tax rate of 3.6% for the nine months ended September 30, 2011.

The Company has increased its liability for unrecognized tax benefits during the three months ended September 30, 2011 by $7.4 million, which resulted in an increase (decrease) to our effective tax rate of 29.6% and (1.0)% for the three and nine months ended September 30, 2011, respectively, primarily related to uncertainty in the realization of certain tax attributes available for reduction under IRC Section 108. The increase also relates to the exclusion of non-business income currently under audit in the state of Illinois. If the Illinois audit is resolved favorably within the next twelve months, the total amount of unrecognized tax benefits reported above could decrease by approximately $1.8 million.

For the three and eight months ended September 30, 2010, we recorded an income tax benefit of $68.2 million and $626.8 million, respectively, which represents an effective tax rate of 14.9% and 41.0%, respectively. As a result of the goodwill and non-goodwill intangible asset impairment charges during the three and eight months ended September 30, 2010, we recognized a non-deductible adjustment to our effective tax rate of $101.0 million and $302.8 million for the three and eight months ended September 30, 2010, respectively.

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

Based upon the closing of the SEC filing period for Schedules 13-G and review of these schedules filed through February 15, 2010, the Company determined that, more likely than not, a certain “check-the-box” election was effective prior to the date of the 2009 ownership change under Section 382. As a result, the Company recorded a tax benefit for the reversal of a liability for unrecognized tax benefit of $351.9 million in the condensed consolidated statement of operations for the eight months ended September 30, 2010, which was the primary driver of our effective tax rate for the period.

Predecessor Company

For the one month ended January 31, 2010, the Predecessor Company recorded an income tax provision of $(917.5) million which represents an effective tax rate of 11.7%.

8. Benefit Plans

The following tables provide the components of the Company’s net periodic benefit (credit) cost for the three and nine months ended September 30, 2011 and three and eight months ended September 30, 2010 and the Predecessor Company’s net periodic benefit (credit) for the one month ended January 31, 2010.

	Pension Benefits
	Successor Company				Predecessor Company
	Three Months Ended	Nine Months Ended	Three Months Ended	Eight Months Ended	One Month Ended
	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010	January 31, 2010
Interest cost	$3,177	$9,530	$3,319	$8,979	$1,124
Expected return on plan assets	(3,625)	(10,875)	(3,019)	(8,770)	(1,385)
Settlement loss	—	403	—	—	—
Curtailment gain	—	—	—	(3,754)	—
Amortization of prior service cost	—	—	—	—	81
Amortization of net loss	—	—	—	—	122
Net periodic benefit (credit) cost	$(448)	$(942)	$300	$(3,545)	$(58)

	Postretirement Benefits
	Successor Company				Predecessor Company
	Three Months Ended	Nine Months Ended	Three Months Ended	Eight Months Ended	One Month Ended
	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010	January 31, 2010
Interest cost	$6	$19	$24	$77	$10
Amortization of net gain	(96)	(288)	—	—	(21)
Net periodic benefit (credit) cost	$(90)	$(269)	$24	$77	$(11)

On May 31, 2011, settlements of Dex Media’s pension plan occurred. At that time, year-to-date lump sum payments to participants exceeded the sum of the service cost plus interest cost components of the net periodic benefit expense for the period. These settlements resulted in recognition of an actuarial loss of $0.4 million during the second quarter of 2011. Pension expense for Dex Media’s pension plan was recomputed based on assumptions as of May 31, 2011, which included a decrease in the discount rate from 5.06% at December 31, 2010 to 4.95%. The Company utilized an outsource provider’s yield curve to determine the appropriate discount rate based on the plan’s expected future cash flows.

During the second quarter of 2010, we recognized a curtailment gain of $3.8 million associated with the departure of our former Chairman and Chief Executive Officer.

The Company made contributions to its pension plans of $2.5 million and $15.3 million during the three and nine months ended September 30, 2011, respectively, and $1.2 million and $8.6 million during the three and eight months ended September 30, 2010, respectively. The Predecessor Company did not make any contributions to its pension plans during the one month ended January 31, 2010.

The Company made net contributions to its postretirement plans of less than $0.1 million and $0.5 million during the three and nine months ended September 30, 2011, respectively, and $0.5 million and $2.7 million during the three and eight months ended September 30, 2010, respectively. During the one month ended January 31, 2010, the Predecessor Company made net contributions of $0.4 million to its postretirement plans. We expect to make total net contributions of approximately $16.7 million and $1.1 million to our pension plans and postretirement plans, respectively, in 2011.

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

11. Other Information

On February 14, 2011, we completed the sale of substantially all net assets of Business.com, including long-lived assets, domain names, trademarks, brands, intellectual property, related content and technology platform. As a result, we recognized a gain on the sale of these assets of $13.4 million during the nine months ended September 30, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” the “Successor Company,” the “Company,” “Parent Company,” “we,” “us” and “our”) future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, based on information currently available to us and are subject to significant risks and uncertainties. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than as imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about Dex One’s future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the continuing decline in the use of print directories; (2) increased competition, particularly from existing and emerging online technologies; (3) ongoing weak economic conditions and continued decline in advertising sales; (4) our ability to collect trade receivables from customers to whom we extend credit; (5) our ability to generate sufficient cash to service our debt; (6) our ability to comply with the financial covenants contained in our debt agreements and the potential impact to operations and liquidity as a result of restrictive covenants in such debt agreements; (7) our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; (8) increasing interest rates; (9) changes in the Company’s and the Company’s subsidiaries credit ratings; (10) changes in accounting standards; (11) regulatory changes and judicial rulings impacting our business; (12) adverse results from litigation, governmental investigations or tax related proceedings or audits; (13) the effect of labor strikes, lock-outs and negotiations; (14) successful realization of the expected benefits of acquisitions, divestitures and joint ventures; (15) our ability to maintain agreements with CenturyLink and AT&T and other major Internet search and local media companies; (16) our reliance on third-party vendors for various services; and (17) other events beyond our control that may result in unexpected adverse operating results. Additional risks and uncertainties are described in detail in Part I - Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Recent Trends and Developments Related to Our Business

Results of Operations

As discussed in “Results of Operations” below, we have been experiencing lower advertising sales primarily as a result of declines in new and recurring business, including both renewal and incremental sales to existing advertisers, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search. This was evidenced by the continued decline in our net revenues and cash flows for the three and nine months ended September 30, 2011 as compared to the prior corresponding periods, apart from the impact on net revenues as a result of fresh start accounting that is discussed below.

The Company currently projects that these challenging conditions will continue for the foreseeable future, and, as such, our advertising sales, operating results, cash flow and liquidity will continue to be adversely impacted. Therefore, the Company’s historical operating results will not be indicative of future operating performance, although our long-term financial forecast currently anticipates no material improvement in local business conditions in our markets until 2013 at the earliest.

As more fully described below in “Results of Operations – Net Revenues,” our method of recognizing revenue under the deferral and amortization method results in delayed recognition of advertising sales whereby recognized revenues reflect the amortization of advertising sales consummated in prior periods as well as advertising sales consummated in the current period. Accordingly, the Company’s projected decline in advertising sales will result in a decline in revenue recognized in future periods. In addition, any improvements in local business conditions that are anticipated in our long-term financial forecast noted above will not have a significant immediate impact on our revenues.

Our Plan

As more fully described in Part I - Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2010, we are a marketing solutions company that helps local businesses generate leads and manage their presence among consumers in the ever changing, complex and fragmented markets we serve. Our proprietary marketing solutions include our Dex published yellow pages directories, our Internet yellow pages site, DexKnows.com, and our mobile applications, Dex Mobile and CityCentral. Our digital lead generation solutions are powered by our search engine marketing product, DexNet, which extends our clients’ reach to our leading Internet and mobile partners to attract consumers searching for local businesses, products and services within our markets.

In response to the challenges noted above, we are working to improve the value we deliver to our clients by expanding the number of platforms and media through which we deliver their message to consumers. Our growing list of marketing solutions includes local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, websites, mobile websites, reputation management, keyword optimization strategies and programs, distribution strategies, and tracking and reporting. We continue to invest in our future through initiatives such as sales force automation, a client self-service system and portal and training and development of our locally based marketing consultants. We have opened a new client contact center in Overland Park, Kansas, which will help ensure we are able to get the right resource in front of the right clients and prospects and secure our local relationships by focusing on selling the value provided to local businesses through these expanded platforms. As local business conditions recover in our markets, we believe these investments will help us drive future revenue.

We also continue to actively manage expenses and are considering and acting upon various initiatives and opportunities to streamline operations and reduce our cost structure. We commenced our most significant initiative during the fourth quarter of 2010 by implementing a restructuring plan that realigns internal resources to better support our base of business and ensure we have an organizational structure that is optimized to compete in a rapidly evolving marketplace (the "Restructuring Actions"). The Restructuring Actions, which have continued into 2011, include headcount reductions, consolidation of responsibilities and vacating leased facilities. At the time of initial implementation, the Company announced that it expected to incur a restructuring charge of between $30 to $50 million associated with the Restructuring Actions. As a result of the Restructuring Actions, the Company recorded a restructuring charge to earnings of $18.6 million during the fourth quarter of 2010 related to severance of which $0.7 million was paid in cash. During the three and nine months ended September 30, 2011, the Company recorded a restructuring charge to earnings of $4.5 million and $19.2 million, respectively, and made cash payments of $9.9 million and $25.9 million, respectively, related to severance, vacating leased facilities and related restructuring activities. The Company anticipates that restructuring charges associated with the Restructuring Actions will remain within the range noted above, the balance of which will be recognized during the remainder of 2011. See Item 1, “Financial Statements (Unaudited)” - Note 4, “Restructuring Charges” for additional information.

The Company continues to evaluate options for reducing leverage, extending the maturities of our credit facilities, reducing refinancing risk and other strategic alternatives in response to the challenging industry environment.  The Company's strategic objective is to build on our existing strengths and assets to maximize value for our shareholders and other constituents. Alternatives include potential modifications to our credit facilities, in addition to joint ventures, partnerships, acquisitions and business combinations, both within our industry and in complementary industry segments.
Liquidity and Going Concern Analysis

As more fully described below in “Liquidity and Capital Resources,” the Company’s primary sources of liquidity are existing cash on hand and cash flows generated from operations and our primary liquidity requirements are to fund operations and service our indebtedness. The Company’s projected decline in advertising sales will result in a decline in cash flows in future periods. In addition, while improvements in local business conditions are anticipated in our long-term financial forecast as noted above, these improvements will not have a significant impact on our cash flows. However, despite the projected decline in advertising sales and cash flows, as a result of our emergence from the Chapter 11 proceedings and the restructuring of the Predecessor Company’s outstanding debt and based on current financial projections, the Company expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and meet debt service requirements for at least the next 12-15 months. The Company’s goodwill impairment charge during the second quarter of 2011 noted below does not affect our ability to continue as a going concern, as we are permitted to exclude such charges from debt covenant evaluations.

Impairment Analysis

The Company reviews the carrying value of goodwill, definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. The Company concluded there were no triggering events to further measure for impairment during the three months ended September 30, 2011, one month ended June 30, 2011 and three months ended March 31, 2011, respectively.

Based upon our announcement in May 2011 of the impending departure of our Executive Vice President and Chief Financial Officer, which subsequently occurred on July 29, 2011, the continued decline in the trading value of our debt and equity securities and revisions made to our long-term forecast, the Company concluded there were indicators of impairment as of May 31, 2011. As a result, we performed impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets as of May 31, 2011. The impairment testing results for recoverability of our definite-lived intangible assets and other long-lived assets indicated they were recoverable and thus no impairment test was required as of May 31, 2011. Based upon the testing results of our goodwill, we determined that the remaining goodwill assigned to each of our reporting units was fully impaired and thus recognized an aggregate goodwill impairment charge of $801.1 million during the second quarter of 2011, which was recorded at each of our reporting units. As of September 30, 2011, the Company has no recorded goodwill at any of its reporting units. See Item 1, “Financial Statements (Unaudited)” - Note 2, “Summary of Significant Accounting Policies - Identifiable Intangible Assets and Goodwill” for additional information. See “Results of Operations - Factors Affecting Comparability” below for the Company’s presentation of Non-GAAP adjusted results for 2011.

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

Fresh Start Accounting

The Company adopted fresh start accounting and reporting on February 1, 2010 (“Fresh Start Reporting Date”). Our net revenues and operating results were significantly impacted during 2010 by our adoption of fresh start accounting on the Fresh Start Reporting Date. See “Results of Operations - Factors Affecting Comparability” below for additional information on the impact of fresh start accounting and the Company’s presentation of Non-GAAP adjusted and combined adjusted results for 2010.

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

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 simplifies how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. As the Company’s goodwill was fully impaired in the second quarter of 2011, at this time adoption of ASU 2011-08 will have no impact on our financial position and result of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As the adoption of ASU 2011-05 will only affect the reporting of information noted above, there will be no impact on our financial position and result of operations. The Company is currently evaluating the presentation alternatives noted in ASU 2011-05.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04’). ASU 2011-04 was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements, changes certain fair value measurement principles and enhances fair value disclosure requirements. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and will be applied prospectively. The Company does not expect the adoption of ASU 2011-04 to have an impact on our financial position and results of operations.

We have reviewed other accounting pronouncements that were issued as of September 30, 2011, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS

Factors Affecting Comparability

Fresh Start Accounting Adjustments – Non-GAAP Analysis

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

As a result of the deferral and amortization method of revenue recognition, recognized gross advertising revenues reflect the amortization of advertising sales consummated in prior periods as well as in the current period. The adoption of fresh start accounting had a significant impact on the financial position and results of operations of the Company commencing on the Fresh Start Reporting Date. Consistent with the Predecessor Company’s historical application of the purchase method of accounting for business combinations included in FASB Accounting Standards Codification (“ASC”) 805, Business Combinations, fresh start accounting precluded us from recognizing advertising revenue and certain expenses associated with advertising sales fulfilled prior to the Fresh Start Reporting Date. Thus, our reported results for the three and eight months ended September 30, 2010 were not indicative of our underlying operating and financial performance and are not comparable to any current period presentation. The adoption of fresh start accounting did not have any impact on cash flows from operations.

Accordingly, management has provided a non-GAAP analysis below that compares the Company’s (1) GAAP results for the three months ended September 30, 2011 to Non-GAAP Adjusted Results for the three months ended September 30, 2010 and (2) GAAP results for the nine months ended September 30, 2011 to Non-GAAP Combined Adjusted Results for the nine months ended September 30, 2010 for net revenues through depreciation and amortization expenses on the condensed consolidated statements of operations. Non-GAAP Adjusted Results adjusts GAAP results of the Company for the three months ended September 30, 2010 to (i) eliminate the fresh start accounting impact on revenue and certain related expenses noted above and (ii) exclude cost-uplift recorded under fresh start accounting. Non-GAAP Combined Adjusted Results (1) combines GAAP results of the Company for the eight months ended September 30, 2010 and GAAP results of the Predecessor Company for the one month ended January 31, 2010 and (2) adjusts these combined amounts to (i) eliminate the fresh start accounting impact on revenue and certain related expenses noted above and (ii) exclude cost-uplift recorded under fresh start accounting. Deferred directory costs that are included in prepaid expenses and other current assets on the consolidated balance sheet, such as print, paper, distribution and commissions, relate to directories that have not yet been published. Deferred directory costs have been recorded at fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directory, plus (c) a normal profit margin. This incremental fresh start accounting adjustment to step up the recorded value of the deferred directory costs to fair value is hereby referred to as “cost-uplift.” Cost-uplift has been amortized over the terms of the applicable directories, not to exceed twelve months, and has been allocated between production and distribution expenses and selling and support expenses based upon the category of the deferred directory costs that were fair valued. Fresh start accounting had an immaterial impact on our results of operations for the three and nine months ended September 30, 2011 and therefore, we have not adjusted our GAAP results for these periods in the non-GAAP analysis below.

Management believes that the presentation of Non-GAAP Adjusted and Combined Adjusted Results will help financial statement users better understand the material impact fresh start accounting had on the Company’s results of operations for the three and eight months ended September 30, 2010 and also offers a non-GAAP normalized comparison to GAAP results of the Company for the three and nine months ended September 30, 2011. The Non-GAAP Adjusted and Combined Adjusted Results presented below are reconciled to the most comparable GAAP measures. While the Non-GAAP Adjusted and Combined Adjusted Results exclude the effects of fresh start accounting, it must be noted that the Non-GAAP Adjusted and Combined Adjusted Results are not comparable to the Company’s GAAP results for the three and nine months ended September 30, 2011 and should not be treated as such.

Impairment Charges – Non-GAAP Analysis

The Company has removed the goodwill impairment charge recognized during the second quarter of 2011 totaling $801.1 million from GAAP results for the nine months ended September 30, 2011 and as such, we are presenting non-GAAP adjusted results for impairment charges and operating income (loss) on the condensed consolidated statements of operations for this period below. The Company has removed the goodwill and non-goodwill intangible asset impairment charges totaling $389.6 million and $1,159.3 million from Non-GAAP Adjusted and Combined Adjusted Results for the three and nine months ended September 30, 2010, respectively.

GAAP Analysis

Management has also provided a separate GAAP analysis for line items below operating income (loss) on the condensed consolidated statements of operations for each reporting period presented. Management believes these line items should not be combined or compared for the non-GAAP analysis based upon distinct differences in their composition between the Successor Company and Predecessor Company and the reporting periods presented. Please refer to our Quarterly Report on Form 10-Q for the period ended September 30, 2010 for a separate GAAP analysis of net revenues through operating income (loss) for the three and eight months ended September 30, 2010 and one month ended January 31, 2010, respectively.

GAAP Results (Net Revenues Through Depreciation and Amortization Expenses) and Non-GAAP Adjusted Results (Impairment Charges and Operating Income (Loss)) for the Three and Nine Months Ended September 30, 2011 compared to Non-GAAP Adjusted and Combined Adjusted Results for the Three and Nine Months Ended September 30, 2010

Net Revenues

The components of our GAAP net revenues for the three and nine months ended September 30, 2011 and non-GAAP adjusted and combined adjusted net revenues for the three and nine months ended September 30, 2010 were as follows:

	Successor Company	Successor Company			Non-GAAP Adjusted
(amounts in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Fresh Start Adjustments		Three Months Ended September 30, 2010	$ Change	% Change
Gross advertising revenues	$358.4	$258.3	$177.8	(1)	$436.1	$(77.7)	(17.8)%
Sales claims and allowances	(3.6)	(3.6)	(3.1)	(1)	(6.7)	3.1	46.3
Net advertising revenues	354.8	254.7	174.7		429.4	(74.6)	(17.4)
Other revenues	5.3	4.5	1.1	(1)	5.6	(0.3)	(5.4)
Total	$360.1	$259.2	$175.8		$435.0	$(74.9)	(17.2)%

	Successor Company	Successor Company	Predecessor Company			Non-GAAP Combined Adjusted
(amounts in millions)	Nine Months Ended September 30, 2011	Eight Months Ended September 30, 2010	One Month Ended January 31, 2010	Fresh Start Adjustments		Nine Months Ended September 30, 2010	$ Change	% Change
Gross advertising revenues	$1,124.7	$470.0	$161.4	$729.7	(1)	$1,361.1	$(236.4)	(17.4)%
Sales claims and allowances	(12.3)	(7.7)	(3.5)	(12.8)	(1)	(24.0)	11.7	48.8
Net advertising revenues	1,112.4	462.3	157.9	716.9		1,337.1	(224.7)	(16.8)
Other revenues	16.2	11.0	2.5	5.0	(1)	18.5	(2.3)	(12.4)
Total	$1,128.6	$473.3	$160.4	$721.9		$1,355.6	$(227.0)	(16.7)%

(1) Represents gross advertising revenues, sales claims and allowances and other revenues for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the three and eight months ended September 30, 2010 absent our adoption of fresh start accounting required under GAAP.

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

GAAP gross advertising revenues for the three and nine months ended September 30, 2011 decreased $77.7 million, or 17.8%, and $236.4 million, or 17.4%, from non-GAAP adjusted and combined adjusted gross advertising revenues for the three and nine months ended September 30, 2010, respectively. The decline in GAAP gross advertising revenues for the three and nine months ended September 30, 2011 is primarily due to declines in advertising sales over the past twelve months, primarily as a result of declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search. The decline in GAAP gross advertising revenues is also a result of recognizing approximately one month of revenues from Business.com in 2011 compared to three and nine months of revenues in 2010 due to the sale of substantially all net assets of Business.com in February 2011, as well as not recognizing revenues during the three and nine months ended September 30, 2011 associated with a certified marketing representative (“CMR”) who is under financial distress and is winding down its operations.

GAAP sales claims and allowances for the three and nine months ended September 30, 2011 decreased $3.1 million, or 46.3%, and $11.7 million, or 48.8%, from non-GAAP adjusted and combined adjusted sales claims and allowances for the three and nine months ended September 30, 2010, respectively. The decline in GAAP sales claims and allowances for the three and nine months ended September 30, 2011 is primarily due to lower claims experience as a result of process improvements and operating efficiencies, which improved print copy quality in certain of our markets, as well as lower advertising sales volume.

Expenses

The components of our GAAP and non-GAAP adjusted expenses for the three and nine months ended September 30, 2011 and non-GAAP adjusted and combined adjusted expenses for the three and nine months ended September 30, 2010 were as follows:

	Successor Company	Successor Company			Non-GAAP Adjusted
(amounts in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Fresh Start and Other Adjustments		Three Months Ended September 30, 2010	$ Change	% Change
Production and distribution expenses	$71.2	$64.8	$17.4	(1)	$82.2	$(11.0)	(13.4)%
Selling and support expenses	108.1	104.3	16.9	(1)	121.2	(13.1)	(10.8)
General and administrative expenses	36.6	33.6	—		33.6	3.0	8.9
Depreciation and amortization expenses	66.0	58.3	—		58.3	7.7	13.2
Impairment charges	—	389.6	(389.6)	(2)	—	—	—
Total	$281.9	$650.6	$(355.3)		$295.3	$(13.4)	(4.5)%

	Successor Company			Non-GAAP Adjusted	Successor Company	Predecessor Company			Non-GAAP Combined Adjusted
(amounts in millions)	Nine Months Ended September 30, 2011	Adjustment		Nine Months Ended September 30, 2011	Eight Months Ended September 30, 2010	One Month Ended January 31, 2010	Fresh Start and Other Adjustments		Nine Months Ended September 30, 2010	$ Change	% Change
Production and distribution expenses	$221.3	$—		$221.3	$141.5	$26.9	$74.9	(1)	$243.3	$(22.0)	(9.0)%
Selling and support expenses	323.0	—		323.0	258.5	40.9	73.5	(1)	372.9	(49.9)	(13.4)
General and administrative expenses	110.8	—		110.8	97.0	8.3	—		105.3	5.5	5.2
Depreciation and amortization expenses	182.0	—		182.0	157.3	20.2	—		177.5	4.5	2.5
Impairment charges	801.1	(801.1)	(2)	—	1,159.3	—	(1,159.3)	(2)	—	—	—
Total	$1,638.2	$(801.1)		$837.1	$1,813.6	$96.3	$(1,010.9)		$899.0	$(61.9)	(6.9)%
(1) Represents (a) certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the three and eight months ended September 30, 2010 absent our adoption of fresh start accounting required under GAAP and (b) the exclusion of cost-uplift recorded under fresh start accounting.
(2) The goodwill impairment charge has been removed from GAAP results for the nine months ended September 30, 2011. The goodwill and non-goodwill intangible asset impairment charges have been removed from non-GAAP adjusted and combined adjusted results for the three and nine months ended September 30, 2010.

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

Production and Distribution Expenses

GAAP production and distribution expenses for the three and nine months ended September 30, 2011 were $71.2 million and $221.3 million, respectively, compared to non-GAAP adjusted and combined adjusted production and distribution expenses of $82.2 million and $243.3 million for the three and nine months ended September 30, 2010, respectively. The primary components of the $11.0 million, or 13.4%, and $22.0 million, or 9.0%, decrease in GAAP production and distribution expenses for the three and nine months ended September 30, 2011, respectively, were as follows:

(amounts in millions)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Lower Internet production and distribution expenses	$(9.2)	$(13.7)
Lower print, paper and distribution expenses	(2.2)	(8.4)
All other, net	0.4	0.1
Total decrease in GAAP production and distribution expenses for the three and nine months ended September 30, 2011	$(11.0)	$(22.0)

GAAP Internet production and distribution expenses for the three and nine months ended September 30, 2011 declined $9.2 million and $13.7 million, respectively, compared to non-GAAP adjusted and combined adjusted Internet production and distribution expenses for the three and nine months ended September 30, 2010. The decline in GAAP Internet production and distribution expenses for the three months ended September 30, 2011 is a result of not recognizing any expenses from Business.com during the period compared to three months of expenses in 2010 due to the sale of substantially all net assets of Business.com in February 2011. The decline in GAAP Internet production and distribution expenses for the nine months ended September 30, 2011 is a result of recognizing approximately one month of expenses from Business.com in 2011 compared to nine months of expenses in 2010, partially offset by increased purchased traffic costs that direct traffic to our online properties driven by higher cost per click rates.

GAAP print, paper and distribution expenses for the three and nine months ended September 30, 2011 declined $2.2 million and $8.4 million, respectively, compared to non-GAAP adjusted and combined adjusted print, paper and distribution expenses for the three and nine months ended September 30, 2010, respectively, primarily due to lower page volumes associated with declines in print advertisements.

Selling and Support Expenses

GAAP selling and support expenses for the three and nine months ended September 30, 2011 were $108.1 million and $323.0 million, respectively, compared to non-GAAP adjusted and combined adjusted selling and support expenses of $121.2 million and $372.9 million for three and nine months ended September 30, 2010, respectively. The primary components of the $13.1 million, or 10.8%, and $49.9 million, or 13.4%, decrease in GAAP selling and support expenses for the three and nine months ended September 30, 2011, respectively, were as follows:

(amounts in millions)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Lower commissions and salesperson expenses	$(2.7)	$(16.4)
Lower marketing expenses	(6.3)	(12.2)
Change in bad debt expense	1.1	(8.3)
Lower advertising expenses	(2.3)	(4.5)
Lower directory publishing expenses	(1.3)	(4.5)
All other, net	(1.6)	(4.0)
Total decrease in GAAP selling and support expenses for the three and nine months ended September 30, 2011	$(13.1)	$(49.9)

GAAP commissions and salesperson expenses for the three and nine months ended September 30, 2011 decreased $2.7 million and $16.4 million, respectively, compared to non-GAAP adjusted and combined adjusted commissions and salesperson expenses for the three and nine months ended September 30, 2010, respectively, primarily due to lower advertising sales and its effect on variable-based commissions, lower headcount and declines in commissions associated with a CMR who is under financial distress and is winding down its operations, partially offset by an increase in salesperson training expenses.

GAAP marketing expenses for the three and nine months ended September 30, 2011 declined $6.3 million and $12.2 million, respectively, compared to non-GAAP adjusted and combined adjusted marketing expenses for the three and nine months ended September 30, 2010, respectively, due to lower headcount and reduced interactive marketing spend, primarily related to the sale of substantially all net assets of Business.com in February 2011 as noted above.

GAAP bad debt expense for the three months ended September 30, 2011 increased $1.1 million compared to non-GAAP adjusted bad debt expense for the three months ended September 30, 2010, primarily due to write-off experience associated with a CMR who is under financial distress and is winding down its operations and its impact on allowance factors. GAAP bad debt expense for the nine months ended September 30, 2011 declined $8.3 million compared to non-GAAP combined adjusted bad debt expense for the nine months ended September 30, 2010, primarily due to effective credit and collections practices, which have driven improvement in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers and advertising sales, partially offset by write-off experience associated with the CMR referenced above and its impact on allowance factors. GAAP bad debt expense for the three and nine months ended September 30, 2011 represented 4.2% and 3.4%, respectively, of our net revenue, compared to 3.3% and 3.5% for the non-GAAP adjusted and combined adjusted three and nine months ended September 30, 2010, respectively.

GAAP advertising expenses for the three and nine months ended September 30, 2011 decreased $2.3 million and $4.5 million, respectively, compared to non-GAAP adjusted and combined adjusted advertising expenses for the three and nine months ended September 30, 2010, respectively, primarily due to the timing of media spend between periods.

GAAP directory publishing expenses for the three and nine months ended September 30, 2011 declined $1.3 million and $4.5 million, respectively, compared to non-GAAP adjusted and combined adjusted directory publishing expenses for the three and nine months ended September 30, 2010, respectively, primarily due to declines in print advertisements and lower headcount.

General and Administrative Expenses

GAAP general and administrative (“G&A”) expenses for the three and nine months ended September 30, 2011 were $36.6 million and $110.8 million, respectively, compared to non-GAAP adjusted and combined adjusted G&A expenses of $33.6 million and $105.3 million for the three and nine months ended September 30, 2010, respectively. The primary components of the $3.0 million, or 8.9% and $5.5 million, or 5.2% increase in GAAP G&A expenses for the three and nine months ended September 30, 2011, respectively, were as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Higher restructuring expenses	$4.5	$19.2
Expenses associated with departure of Chief Executive Officer in 2010	—	(9.5)
All other, net	(1.5)	(4.2)
Total increase in GAAP G&A expenses for the three and nine months ended September 30, 2011	$3.0	$5.5

During the fourth quarter of 2010, we commenced the Restructuring Actions which continued into 2011. As a result of the Restructuring Actions, the Company recognized a restructuring charge of $4.5 million and $19.2 million during the three and nine months ended September 30, 2011, respectively. There were no restructuring charges recognized during the non-GAAP adjusted and combined adjusted three and nine months ended September 30, 2010, respectively.

During the combined adjusted nine months ended September 30, 2010, we recognized expenses of $9.5 million associated with the departure of our former Chief Executive Officer. There were no comparable expenses recognized during the three and nine months ended September 30, 2011, respectively.

Depreciation and Amortization Expenses

GAAP depreciation and amortization expenses for the three and nine months ended September 30, 2011 were $66.0 million and $182.0 million, respectively, compared to depreciation and amortization expenses of $58.3 million and combined depreciation and amortization expenses of $177.5 million for the three and nine months ended September 30, 2010, respectively. GAAP amortization of intangible assets was $50.5 million and $134.2 million for the three and nine months ended September 30, 2011, compared to amortization of intangible assets of $44.9 million and combined amortization of intangible assets of $137.6 million for the three and nine months ended September 30, 2010, respectively. The increase in GAAP intangible asset amortization expense for the three months ended September 30, 2011 is primarily a result of additional amortization expense associated with revisions to our long-term forecast that had a direct impact on the timing of amortization expense associated with intangible assets that are amortized using the income forecast method, partially offset by not recognizing any amortization expense for Business.com intangible assets during the three months ended September 30, 2011, as these intangible assets were fully impaired during 2010. The decrease in GAAP intangible asset amortization expense for the nine months ended September 30, 2011 is primarily a result of not recognizing any amortization expense for Business.com intangible assets during the nine months ended September 30, 2011, partially offset by additional amortization expense associated with revisions to our long-term forecast that had a direct impact on the timing of amortization expense associated with intangible assets that are amortized using the income forecast method. See below for additional information. The income forecast amortization methodology assumes the value derived from our intangible assets and associated amortization expense is greater in the earlier years and steadily declines over time.

In conjunction with our impairment testing as of May 31, 2011, the Company evaluated the remaining useful lives of identifiable intangible assets and other long-lived assets. Based on this evaluation, the Company determined that the estimated useful lives of intangible assets continued to be deemed appropriate as of May 31, 2011. However, revisions to our long-term forecast, which was used for our impairment testing as of May 31, 2011, had a direct impact on the timing of amortization expense associated with intangible assets that are amortized using the income forecast method. The Company anticipates an increase in amortization expense of $34.3 million and total amortization expense of $187.1 million for 2011 resulting from these changes. See Item 1, “Financial Statements (Unaudited)” - Note 2, “Summary of Significant Accounting Policies - Identifiable Intangible Assets and Goodwill” for additional information.

GAAP depreciation of fixed assets and amortization of computer software was $15.5 million and $47.8 million for the three and nine months ended September 30, 2011, respectively, compared to depreciation of $13.4 million and combined depreciation of $39.9 million for the three and nine months ended September 30, 2010, respectively. The increase in GAAP depreciation expense for the three and nine months ended September 30, 2011 is primarily due to software development capital projects placed into service during the later part of 2010 and first half of 2011.

Impairment Charges

Based upon our announcement in May 2011 of the impending departure of our Executive Vice President and Chief Financial Officer, which subsequently occurred on July 29, 2011, the continued decline in the trading value of our debt and equity securities and revisions made to our long-term forecast, the Company concluded there were indicators of impairment as of May 31, 2011. As a result, we performed impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets as of May 31, 2011. The impairment testing results for recoverability of our definite-lived intangible assets and other long-lived assets indicated they were recoverable and thus no impairment test was required as of May 31, 2011. Based upon the testing results of our goodwill, we determined that the remaining goodwill assigned to each of our reporting units was fully impaired and thus recognized an aggregate goodwill impairment charge of $801.1 million during second quarter of 2011, which was recorded at each of our reporting units. As of September 30, 2011, the Company has no recorded goodwill at any of its reporting units. See Item 1, “Financial Statements (Unaudited)” - Note 2, “Summary of Significant Accounting Policies - Identifiable Intangible Assets and Goodwill” for additional information.

During the three months ended September 30, 2010 and June 30, 2010, the Company concluded that there were indicators of impairment and as a result, we performed impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets as of September 30, 2010 and June 30, 2010. The testing results of our definite-lived intangible assets and other long-lived assets resulted in a non-goodwill intangible asset impairment charge of $4.3 million and $17.3 million during the three months ended September 30, 2010 and June 30, 2010, respectively, for a total non-goodwill intangible asset impairment charge of $21.6 million during the eight months ended September 30, 2010 associated with trade names and trademarks, technology, local customer relationships and other from our former Business.com reporting unit. The Company also recognized a goodwill impairment charge of $385.3 million and $752.3 million during the three months ended September 30, 2010 and June 30, 2010, respectively, for a total goodwill impairment charge of $1,137.6 million during the eight months ended September 30, 2010 resulting from our impairment testing, which was recorded in each of our reporting units. The sum of the goodwill and non-goodwill intangible asset impairment charges totaled $389.6 million and $1,159.3 million for the three and eight months ended September 30, 2010, respectively. Please refer to our Quarterly Report on Form 10-Q for the period ended September 30, 2010 for additional information including estimates and assumptions used in our impairment testing.

Operating Income (Loss)

GAAP and non-GAAP adjusted operating income (loss) for the three and nine months ended September 30, 2011 and non-GAAP adjusted and combined adjusted operating income (loss) for the three and nine months ended September 30, 2010 was as follows:

	Successor Company	Successor Company			Non-GAAP Adjusted
(amounts in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Fresh Start and Other Adjustments		Three Months Ended September 30, 2010	$ Change	% Change
Total	$78.2	$(391.3)	$531.1	(1)	$139.8	$(61.6)	(44.1)%

	Successor Company			Non-GAAP Adjusted	Successor Company	Predecessor Company			Non-GAAP Combined Adjusted
(amounts in millions)	Nine Months Ended September 30, 2011	Adjustment		Nine Months Ended September 30, 2011	Eight Months Ended September 30, 2010	One Month Ended January 31, 2010	Fresh Start and Other Adjustments		Nine Months Ended September 30, 2010	$ Change	% Change
Total	$(509.6)	$801.1	(2)	$291.5	$(1,340.3)	$64.1	$1,732.8	(1)	$456.6	$(165.1)	(36.2)%
(1) Represents the net effect of (a) eliminating gross advertising revenues, sales claims and allowances, other revenues and certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the three and eight months ended September 30, 2010 absent our adoption of fresh start accounting required under GAAP, (b) the exclusion of cost-uplift recorded under fresh start accounting, and (c) the exclusion of the goodwill and non-goodwill intangible asset impairment charges during the three and eight months ended September 30, 2010.
(2) The goodwill impairment charge has been removed from GAAP results for the nine months ended September 30, 2011.

GAAP and non-GAAP adjusted operating income for the three and nine months ended September 30, 2011 of $78.2 million and $291.5 million, respectively, compares to non-GAAP adjusted and combined adjusted operating income of $139.8 million and $456.6 million for the three and nine months ended September 30, 2010, respectively. The decrease in GAAP and non-GAAP adjusted operating income for the three and nine months ended September 30, 2011 is due to the revenue and expense trends described above.

GAAP Results for the Three and Nine Months Ended September 30, 2011, Three and Eight Months Ended September 30, 2010 (Successor Company) and One Month Ended January 31, 2010 (Predecessor Company)

Gain on Sale of Assets

On February 14, 2011, we completed the sale of substantially all net assets of Business.com, including long-lived assets, domain names, trademarks, brands, intellectual property, related content and technology platform. As a result, we recognized a gain on the sale of these assets of $13.4 million during the nine months ended September 30, 2011.

Interest Expense, Net

Successor Company

Net interest expense of the Company was $55.3 million and $171.1 million for the three and nine months ended September 30, 2011, respectively, and $67.5 million and $189.9 million for the three and eight months ended September 30, 2010, respectively. The decrease in net interest expense for the three and nine months ended September 30, 2011 is primarily due to lower outstanding debt as a result of mandatory and optional debt repayments.

In conjunction with our adoption of fresh start accounting and reporting on the Fresh Start Reporting Date, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $6.9 million and $21.7 million for the three and nine months ended September 30, 2011, respectively, and $7.2 million and $21.1 million for the three and eight months ended September 30, 2010, respectively.

During the first quarter of 2010, we entered into interest rate swap and interest rate cap agreements that are not designated as cash flow hedges. The Company’s interest expense includes income of $1.6 million and $1.8 million for the three and nine months ended September 30, 2011, respectively, and expense of $3.9 million and $10.6 million for the three and eight months ended September 30, 2010, respectively, resulting from the change in fair value of these interest rate swaps and interest rate caps.

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

(amounts in thousands)	Predecessor Company One Month Ended January 31, 2010
Liabilities subject to compromise	$6,352,813
Issuance of new Dex One common stock (par value)	(50)
Dex One additional paid-in capital	(1,450,734)
Dex One Senior Subordinated Notes	(300,000)
Reclassified into other balance sheet liability accounts	(39,471)
Professional fees and other	(38,403)
Gain on reorganization / settlement of liabilities subject to compromise	4,524,155

Fresh start accounting adjustments:
Goodwill	2,097,124
Write off of deferred revenue and deferred directory costs	655,555
Fair value adjustment to intangible assets	415,132
Fair value adjustment to the amended and restated credit facilities	120,245
Fair value adjustment to fixed assets and computer software	49,814
Write-off of deferred financing costs	(48,443)
Other fresh start accounting adjustments	(20,450)
Total fresh start accounting adjustments	3,268,977
Total reorganization items, net	$7,793,132

Income Taxes

Successor Company

Our quarterly income tax (provision) benefit is measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented.

For the three months ended September 30, 2011, we recorded an income tax provision of $0.7 million, which represents an effective tax rate of 3.1%. For the nine months ended September 30, 2011, we recorded an income tax benefit of $142.8 million, which represents an effective tax rate of 21.4%. The effective tax rate for the three months ended September 30, 2011 differs from the federal statutory rate of 35.0% primarily due to changes in deferred tax liabilities related to the stock basis of subsidiaries, changes in recorded valuation allowances, increases in the liability for unrecognized tax benefits and tax planning associated with Internal Revenue Code ("IRC") Section 108 and other adjustments related to the filing of our consolidated federal income tax return. The effective tax rate for the nine months ended September 30, 2011 differs from the federal statutory rate of 35.0% primarily due to non-deductible goodwill impairment, changes in deferred tax liabilities related to the stock basis of subsidiaries, changes in recorded valuation allowances, decreases in the liability for unrecognized tax benefits and tax planning associated with IRC Section 108 and other adjustments related to the filing of our consolidated federal income tax return.

The Company recorded a goodwill impairment charge of $801.1 million during the second quarter of 2011, of which $457.2 million related to non-deductible goodwill. Impairment of non‑deductible goodwill reduced the income tax benefit of the impairment by $174.1 million and reduced our effective tax rate by approximately 26.1% for the nine months ended September 30, 2011.

Upon emergence from bankruptcy, the Company recorded deferred tax liabilities related to the excess of the financial statement carrying amount over the tax basis of investments in certain subsidiaries. The estimated annual effective tax rate for the current year includes an estimate of the change in these deferred tax liabilities for the year. The goodwill impairment charge reduced the financial statement carrying amount of investments in certain subsidiaries, which also caused a reduction in these deferred tax liabilities. The resulting reduction in income tax expense for the three and nine months ended September 30, 2011 related to the change in these deferred tax liabilities was $6.3 million and $85.1 million, respectively, which (decreased) increased the effective tax rate for the three and nine months ended September 30, 2011 by approximately (27.3)% and 12.8%, respectively.

The estimated annual effective tax rate for the current year includes an estimate of the valuation allowance expected to be necessary at the end of the year for originating deferred tax assets. The goodwill impairment charge during the second quarter of 2011 gave rise to a deferred tax asset whose realization did not meet a more-likely-than-not threshold, requiring a valuation allowance. In addition, changes in deferred tax assets and liabilities primarily related to the filing of our consolidated federal tax return resulted in increases to the valuation allowance during the three months ended September 30, 2011. The resulting increase in income tax expense for the three and nine months ended September 30, 2011 was $14.1 million and $60.7 million, respectively, which increased (decreased) the effective tax rate for the three and nine months ended September 30, 2011 by approximately 61.6% and (9.1)%, respectively.

With the filing of our consolidated federal income tax return for the year ended December 31, 2010, the Company recorded an income tax benefit of $23.6 million for both the three and nine months ended September 30, 2011 primarily related to tax planning associated with IRC Section 108 and other adjustments associated with the filing of our consolidated tax return, which resulted in a (decrease) increase in our effective tax rate of (103.1)% and 3.5% for the three and nine months ended September 30, 2011, respectively.

On June 15, 2011, the federal statute of limitations closed for a tax year in which a prior uncertain tax position related to revenue recognition was established. As a result, the Company decreased its liability for unrecognized tax benefits associated with this federal and state uncertain tax position by $28.2 million and recorded a tax benefit of $24.0 million for the nine months ended September 30, 2011, which resulted in an increase to our effective tax rate of 3.6% for the nine months ended September 30, 2011.

The Company has increased its liability for unrecognized tax benefits during the three months ended September 30, 2011 by $7.4 million, which resulted in an increase (decrease) to our effective tax rate of 29.6% and (1.0)% for the three and nine months ended September 30, 2011, respectively, primarily related to uncertainty in the realization of certain tax attributes available for reduction under IRC Section 108. The increase also relates to the exclusion of non-business income currently under audit in the state of Illinois. If the Illinois audit is resolved favorably within the next twelve months, the total amount of unrecognized tax benefits reported above could decrease by approximately $1.8 million.

For the three and eight months ended September 30, 2010, we recorded an income tax benefit of $68.2 million and $626.8 million, respectively, which represents an effective tax rate of 14.9% and 41.0%, respectively. As a result of the goodwill and non-goodwill intangible asset impairment charges during the three and eight months ended September 30, 2010, we recognized a non-deductible adjustment to our effective tax rate of $101.0 million and $302.8 million for the three and eight months ended September 30, 2010, respectively.

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

Based upon the closing of the SEC filing period for Schedules 13-G and review of these schedules filed through February 15, 2010, the Company determined that, more likely than not, a certain “check-the-box” election was effective prior to the date of the 2009 ownership change under Section 382. As a result, the Company recorded a tax benefit for the reversal of a liability for unrecognized tax benefit of $351.9 million in the condensed consolidated statement of operations for the eight months ended September 30, 2010, which was the primary driver of our effective tax rate for the period.

Predecessor Company

For the one month ended January 31, 2010, the Predecessor Company recorded an income tax provision of $(917.5) million which represents an effective tax rate of 11.7%.

Net Income (Loss) and Earnings (Loss) Per Share

Successor Company

Net income of $22.2 million for the three months ended September 30, 2011 was a direct result of the revenue and expense trends described above. Net (loss) of $(524.5) million for the nine months ended September 30, 2011was a direct result of the goodwill impairment charge and revenue and expense trends described above, partially offset by the income tax benefit described above. Net loss of $(390.6) million and $(903.3) million for the three and eight months ended September 30, 2010, respectively, was directly impacted by the impairment charges noted above, the significant impact of the effects of fresh start accounting and the revenue and expense trends described above, partially offset by the income tax benefit described above.

Basic and diluted earnings (loss) per share (“EPS”) was $0.44 and $(10.47) for the three and nine months ended September 30, 2011, respectively. For the three and eight months ended September 30, 2010, basic and diluted EPS was $(7.81) and $(18.06), respectively. See Item 1, “Financial Statements (Unaudited)” - Note 2, “Summary of Significant Accounting Policies – Earnings (Loss) Per Share” for further details and computations of basic and diluted EPS.

Predecessor Company

Net income of $6,920.0 million for the one month ended January 31, 2010 is primarily due to the gain on reorganization and fresh start accounting adjustments that comprise reorganization items, net. In addition, net income for the one month ended January 31, 2010 was determined based on the revenue and expense trends and income taxes described above. For the one month ended January 31, 2010, basic EPS was $100.27 and diluted EPS was $100.21.

Non-GAAP Statistical Measures

Advertising sales is a non-GAAP statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under GAAP are recognized under the deferral and amortization method. Advertising sales in current periods will be recognized as gross advertising revenues in future periods as a result of the deferral and amortization method of revenue recognition. Advertising sales for the three and nine months ended September 30, 2011 were $269.3 million and $1,002.6 million, respectively, representing a decline of $42.8 million, or 13.7%, and $178.4 million, or 15.1%, from advertising sales of $312.1 million and combined advertising sales of $1,181.0 million for the three and nine months ended September 30, 2010, respectively.

In order to provide more visibility into what the Company will book as revenue in the future, we are presenting an additional non-GAAP statistical measure called bookings, which represent sales activity associated with our print directories and Internet-based marketing solutions during the period. Bookings associated with our local customers represent signed contracts during the period. Bookings associated with our national customers represent what has been published or fulfilled during the period. Bookings for the three and nine months ended September 30, 2011 were $314.1 million and $981.4 million, respectively, representing a decline of $51.1 million, or 14.0%, and $173.2 million, or 15.0%, from bookings of $365.2 million and combined bookings of $1,154.6 million for the three and nine months ended September 30, 2010, respectively.

The decrease in advertising sales and bookings for the three and nine months ended September 30, 2011 is a result of declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our clients, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets and (4) an increase in competition and more fragmentation in local business search.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents the fair market value of our long-term debt at September 30, 2011 based on quoted market prices on that date, as well as the carrying value of our long-term debt at September 30, 2011, which includes $69.3 million of unamortized fair value adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date.

	Fair Market Value	Carrying Value
	September 30, 2011	September 30, 2011
RHDI Amended and Restated Credit Facility	$427,897	$955,425
Dex Media East Amended and Restated Credit Facility	375,968	677,420
Dex Media West Amended and Restated Credit Facility	411,952	618,891
Dex One Senior Subordinated Notes	57,000	300,000
Total Dex One consolidated	1,272,817	2,551,736
Less current portion	189,799	337,992
Long-term debt	$1,083,018	$2,213,744

Credit Facilities

RHDI Amended and Restated Credit Facility

As of September 30, 2011, the outstanding carrying value under the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”) totaled $955.4 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at September 30, 2011.

Dex Media East Amended and Restated Credit Facility

As of September 30, 2011, the outstanding carrying value under the amended and restated Dex Media East credit facility (“Dex Media East Amended and Restated Credit Facility”) totaled $677.4 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 2.8% at September 30, 2011.

Dex Media West Amended and Restated Credit Facility

As of September 30, 2011, the outstanding carrying value under the amended and restated Dex Media West credit facility (“Dex Media West Amended and Restated Credit Facility”) totaled $618.9 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.0% at September 30, 2011.

Notes

Dex One Senior Subordinated Notes

Interest on our $300.0 million aggregate principal amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”) is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 29, 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects paid-in-kind (“PIK”) interest payments. The Company may elect, prior to the start of each interest payment period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as additional senior subordinated notes. During the nine months ended September 30, 2011, the Company made interest payments entirely in cash. In September 2011, the Company elected to pay interest amounts on the Dex One Senior Subordinated Notes 50% in cash and 50% in PIK interest in lieu of making interest payments entirely in cash, commencing for the semi-annual interest period ending March 31, 2012, as permitted by the indenture governing the Dex One Senior Subordinated Notes.

Impact of Fresh Start Accounting

In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our amended and restated credit facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our amended and restated credit facilities, of which $69.3 million remains unamortized at September 30, 2011, as shown in the following table.

	Carrying Value at September 30, 2011	Unamortized Fair Value Adjustments at September 30, 2011	Outstanding Debt at September 30, 2011 Excluding the Impact of Unamortized Fair Value Adjustments
RHDI Amended and Restated Credit Facility	$955,425	$11,510	$966,935
Dex Media East Amended and Restated Credit Facility	677,420	48,933	726,353
Dex Media West Amended and Restated Credit Facility	618,891	8,822	627,713
Dex One Senior Subordinated Notes	300,000	—	300,000
Total	$2,551,736	$69,265	$2,621,001

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

Based on current financial projections, for at least the next 12-15 months, the Company expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and capital expenditures, as well as meet debt service requirements. The Company’s financial projections also include excess cash flow that will be used to fund additional debt repayments resulting from cash flow sweep requirements under our amended and restated credit facilities. However, no assurances can be made that our business will generate sufficient cash flows from operations to enable us to fund these prospective cash requirements since the current information used in our financial projections could change in the future as a result of changes in estimates and assumptions as well as risks noted in Part I - Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

As provided for in our amended and restated credit facilities, each of the Company’s operating subsidiaries are permitted to fund a share of the Parent Company’s interest obligations on the Dex One Senior Subordinated Notes. Other funds, based on a percentage of each operating subsidiaries’ excess cash flow, as defined in each credit agreement, may be provided to the Parent Company to fund specific activities, such as acquisitions. In addition, each of our operating subsidiaries is permitted to send up to $5 million annually to the Parent Company.  Lastly, our operating subsidiaries fund on a proportionate basis those expenses paid by the Parent Company to fund the daily operations of our operating subsidiaries. Except for certain limited situations, including those noted above, the amended and restated credit facilities restrict the ability of the Company and its subsidiaries to dividend assets to any third party and of our subsidiaries to pay dividends, loans or advances to us.

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

The Company intends to seek modifications to our credit facilities that would provide greater flexibility to repurchase the Dex One Senior Subordinated Notes and amounts outstanding under our amended and restated credit facilities. After such modifications, we may from time to time seek to retire or purchase the Dex One Senior Subordinated Notes through cash purchases in open market purchases, privately negotiated transactions or otherwise, subject to applicable securities laws and regulations. We may also from time to time seek to purchase amounts outstanding under our amended and restated credit facilities. Such purchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

See Part I - Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Recent Trends and Developments Related to Our Business” for additional information related to trends and uncertainties with respect to our business, which could have a significant impact on our future liquidity and cash flows.

Successor Company

Aggregate outstanding debt at September 30, 2011 was $2,551.7 million, which includes fair value adjustments of $69.3 million required by GAAP in connection with the Company’s adoption of fresh start accounting. During the three and nine months ended September 30, 2011, we made mandatory principal payments under our amended and restated credit facilities of $52.2 million and $133.2 million, respectively. We did not make any accelerated principal payments during the three months ended September 30, 2011, however we made accelerated principal payments of $74.0 million during the nine months ended September 30, 2011 under our amended and restated credit facilities. Total principal payments of $52.2 million and $207.2 million were made during the three and nine months ended September 30, 2011, respectively, under our amended and restated credit facilities. For the three and nine months ended September 30, 2011, we made aggregate net cash interest payments of $58.9 million and $163.5 million, respectively. At September 30, 2011, we had $195.4 million of cash and cash equivalents before checks not yet presented for payment of $0.3 million.

Nine Months Ended September 30, 2011

Cash provided by operating activities for the nine months ended September 30, 2011 was $295.0 million and included net loss adjusted for non-cash items such as a goodwill impairment charge during the second quarter of 2011 and the associated deferred income tax benefit as well as depreciation and amortization, partially offset by changes in assets and liabilities primarily driven by changes in deferred directory revenues.

Cash used in investing activities for the nine months ended September 30, 2011 was $3.8 million and relates to the purchase of fixed assets, primarily computer equipment, software and leasehold improvements, offset by the sale of substantially all net assets of Business.com.

Cash used in financing activities for the nine months ended September 30, 2011 was $223.6 million and includes the following:

•	$207.2 million in principal payments on our amended and restated credit facilities;

•	$0.5 million provided by other financing items; and

•	$16.9 million in the decreased balance of checks not yet presented for payment.

Eight Months Ended September 30, 2010

Cash provided by operating activities was $394.5 million for the eight months ended September 30, 2010 and included net loss adjusted for non-cash items such as goodwill and non-goodwill intangible asset impairment charges and depreciation and amortization, and changes in assets and liabilities primarily driven by changes in deferred directory revenues, partially offset by other non-cash items, net primarily related to a deferred income tax benefit.

Cash used in investing activities for the eight months ended September 30, 2010 was $25.5 million and relates to the purchase of fixed assets, primarily computer equipment, software and leasehold improvements.

Cash used in financing activities for the eight months ended September 30, 2010 was $438.8 million and includes the following:

•	$430.6 million in principal payments on our amended and restated credit facilities;

•	$2.8 million in other financing costs; and

•	$5.4 million in the decreased balance of checks not yet presented for payment.

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

The Company has entered into the following interest rate swaps that effectively convert $500.0 million, or approximately 22%, of the Company’s variable rate debt to fixed rate debt as of September 30, 2011. Since the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at September 30, 2011, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At September 30, 2011, approximately 88% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 31% of our total debt portfolio as of September 30, 2011. The interest rate swaps mature at varying dates from February 2012 through February 2013.

Interest Rate Swaps – Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$300	(2)	1.20% - 1.796%	February 29, 2012 – February 28, 2013
March 5, 2010	100	(1)	1.688%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013
Total	$500

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.5%. The weighted average rate received on our interest rate swaps was 0.3% for the nine months ended September 30, 2011. These periodic payments and receipts are recorded as interest expense.

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

Interest Rate Caps – RHDI

Effective Dates	Notional Amount		Cap Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$200	(3)	3.0% - 3.5%	February 29, 2012 – February 28, 2013
March 8, 2010	100	(4)	3.5%	January 31, 2013
March 10, 2010	100	(4)	3.0%	April 30, 2012
Total	$400

(1)	Consists of one swap

(2)	Consists of three swaps

(3)	Consists of two caps

(4)	Consists of one cap

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I - Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2010. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding shares acquired from employees during the three months ended September 30, 2011 as payment to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock awarded to employees pursuant to the Dex One Equity Incentive Plan. We retired these shares in the third quarter of 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2011 – July 31, 2011	—	—	—	—
August 1, 2011 – August 31, 2011	6,190	$2.02	—	—
September 1, 2011 – September 30, 2011	—	—	—	—
Total	6,190	$2.02	—	—

Item 6. Exhibits

Exhibit No.	Document
31.1*
Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2011 by Alfred T. Mockett, Chief Executive Officer and President of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*
Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2011 by Gregory W. Freiberg, Executive Vice President and Chief Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*
Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2011, under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Gregory W. Freiberg, Executive Vice President and Chief Financial Officer, for Dex One Corporation

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

DEX ONE CORPORATION

Date:	November 3, 2011	By:	/s/ Gregory W. Freiberg
Gregory W. Freiberg Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Sylvester J. Johnson
Sylvester J. Johnson Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document
31.1*
Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2011 by Alfred T. Mockett, Chief Executive Officer and President of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*
Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2011 by Gregory W. Freiberg, Executive Vice President and Chief Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*
Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2011, under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Gregory W. Freiberg, Executive Vice President and Chief Financial Officer, for Dex One Corporation

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________________
* Filed herewith.