Form 10-K
period 2011-12-31
DEX ONE Corp
filed 2012-03-01
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to_________
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
Yes ☐ No ☑
On June 30, 2011, the last day of the most recently completed second quarter, the aggregate market value of Dex One Corporation’s common stock (based upon the closing price per share of $2.53 of such stock traded on The New York Stock Exchange on such date) held by non-affiliates of the Registrant was approximately $87,417,397. At June 30, 2011, there were 50,158,556 outstanding shares of the Registrant’s common stock. For purposes of this calculation, those shares held by directors and executive officers of the Registrant and shares held by Franklin Resources Inc., who held approximately 29% of our outstanding shares of common stock at June 30, 2011, have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by the Registrant or any such person that such individuals or entities are or were, in fact, affiliates of the Registrant. At February 15, 2012, there were 50,233,617 outstanding shares of the Registrant's common stock.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑ No ☐
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or prior to April 30, 2012, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1.	BUSINESS.

General
Dex One Corporation became the successor registrant to R.H. Donnelley Corporation upon emergence from Chapter 11 proceedings under Title 11 of the United States Code (“Chapter 11”) on January 29, 2010 (the “Effective Date”) and pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. See our Annual Report on Form 10-K for the year ended December 31, 2010 for detailed information on matters associated with the Chapter 11 proceedings. Except where otherwise indicated or as the context may otherwise indicate, the terms “Dex One,” “Successor Company,” “Company,” “Parent Company,” “we,” “us” and “our” refer to Dex One Corporation and its direct and indirect wholly-owned subsidiaries subsequent to the Effective Date. As of December 31, 2011, R.H. Donnelley Corporation, R.H. Donnelley Inc. (“RHDI” or “RHD Inc.”), Dex Media, Inc. (“Dex Media”), Dex One Digital, Inc. ("Dex One Digital"), formerly known as Business.com, Inc. (“Business.com”) and Dex One Service, Inc. (“Dex One Service”) were our only direct wholly-owned subsidiaries. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of Dex One as of and for the year ended December 31, 2011 and eleven months ended December 31, 2010. Our executive offices are located at 1001 Winstead Drive, Cary, North Carolina 27513 and our telephone number is (919) 297-1600. Our corporate Internet website address is www.DexOne.com. For more information on the products and services that Dex One offers, please visit our website at www.DexKnows.com®. We make available free of charge on our website our annual, quarterly and current reports, including amendments to such reports, as soon as practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our filings can also be obtained from the SEC website at www.sec.gov. However, the information found on our website and the SEC website is not part of this Annual Report.

Except where otherwise indicated or as the context may otherwise indicate, the terms “Predecessor Company,” “RHD,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries prior to the Effective Date. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of RHD as of and for the one month ended January 31, 2010 and year ended December 31, 2009.

On the Effective Date and in connection with our emergence from Chapter 11, RHD was renamed Dex One Corporation. The Company was formed on February 6, 1973 as a Delaware corporation. In November 1996, the Company, then known as The Dun & Bradstreet Corporation, separated through a spin-off into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation, and Cognizant Corporation. In June 1998, The Dun & Bradstreet Corporation separated through a spin-off into two separate public companies: R.H. Donnelley Corporation (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation (“D&B”).

Corporate Overview
We are a marketing solutions company that helps local businesses and consumers connect with each other. We operate in an attractive industry with a large market need to help local businesses be found and chosen by consumers. Our marketing consultants provide helpful service, advice and value to local businesses in order for them to thrive in an increasingly complex and fragmented marketing landscape. We offer customers a broad portfolio of marketing solutions, from traditional print yellow pages to digital services that leverage consumers' increasing utilization of local, social and mobile tools. We also provide consumers with relevant and trusted information to satisfy their local shopping needs when and how they want. Our approach is highly differentiated from our competitors.
To transform Dex One and capitalize on market opportunities, we are focused on three critical factors:

1)	PEOPLE - Recruit, train and equip marketing consultants to enhance our access to and influence with local businesses.

2)	PARTNERSHIPS - Expand our digital offerings by establishing relationships with leading digital companies.

3)	PACKAGING - Simplify the buying and selling process by utilizing flexible bundles to implement high impact marketing campaigns that generate a high volume of quality leads for customers.

Segment Reporting
For the periods covered by this annual report, management reviews and analyzes its business of providing marketing solutions as one operating segment.

Financial and Other Business Information
See Item 8, “Financial Statements and Supplementary Data” for financial information, including revenues and earnings from operations, for our operating segment.

In April 2011, CenturyLink Inc. (“CenturyLink”) completed its acquisition of Qwest Communications International, Inc.  (“Qwest”). Historically, we have co-branded our directories under directory publishing agreements and have been bound by other commercial arrangements with each of CenturyLink and Qwest. For purposes of defining markets in which CenturyLink and Qwest provided local telephone service prior to the acquisition, legacy CenturyLink markets are hereby referred to as “CenturyLink East” markets and legacy Qwest markets as “CenturyLink West” markets. The directory publishing agreement and other commercial arrangements that the Company had entered into with Qwest remain contractual obligations of Qwest, and there have been no substantive revisions or amendments made to the terms and conditions of such arrangements.

Business Overview

Our business model of helping local businesses and consumers connect to each other is fulfilled by providing proprietary and affiliate provided marketing solutions that combine multiple media platforms. Our marketing solutions help drive large volumes of consumer leads to our customers and assist our customers in managing their presence among those consumers. The local search industry in which we participate is ever-changing and complex and has become increasingly fragmented. Today, consumers have many ways to search for and connect with local businesses, including search engines, Internet yellow pages, social networks, mobile applications, industry-specific Internet sites, city sites, daily deal sites, and map sites along with more traditional media such as yellow pages, newspapers, direct mail and other sources. This rapid expansion of the local search industry has created new opportunities for local businesses to connect with consumers, but many do not have the time, expertise, or resources to understand how to most effectively manage their advertising across this vast array of options. We believe our marketing solutions are well suited to help simplify and optimize this process for local businesses in the markets we serve. Our marketing consultants offer local businesses personalized marketing consulting services and exposure across leading media platforms used by consumers searching for local businesses. These platforms include online and mobile local search solutions, major search engines, and print directories.

Our ability to effectively compete in our industry is supported by a number of additional advantages:

•	Domain expertise in the realm of local businesses;

•	An extensive database of local business information within our markets and the ability to collect and continuously update its content; and

•	Direct and long-standing relationships with many local businesses maintained by our marketing consultants.

Our marketing solutions help consumers find our customers well over a billion times each year. These references result in a conversion of advertising impressions to advertising leads to actual transactions for our customers, which help generate returns on investment that tend to be higher than those for other forms of local media, such as magazines, newspapers, radio and television. Unlike many other forms of local media that focus on creative advertising, one of the primary drivers of higher relative return on investment for our customers is our focus on targeting consumers that are in the process of making a purchase decision and thus are able to offer our customers a more effective return on their advertising investment.

Partnerships

The Company is in the process of transitioning to a compete-and-collaborate business model, as we anticipate that partner provided solutions will grow at a faster rate than our proprietary solutions and will allow our customers to enter the digital market much faster than we could provide without our partners. This compete-and-collaborate business model requires us to collaborate with certain of our competitors as well as other partners. These partnerships also enable us to seek out best-of-breed marketing solutions that offer a broader and more robust array of products and services to our customers than we would be able to do on a proprietary basis, allowing more customizable solutions for the variety of business customers we serve. They also help provide consumers with a more well-rounded information source to help simplify the purchase process and make smart decisions. Through these partnerships, we are able to offer high quality, established, value added products and services without the risks, capital investment, and ongoing maintenance associated with development in-house. Partnering also helps us to be more flexible to adapt to changes in customer needs, consumer preference, and emerging technology.

One such partnership we have is with Google, whereby Dex One has the distinction of being a Google AdWords Premier SMB Partner. This is Google's highest level of partnership offered only to a select group, which provides us with distinct market advantages. As a Google AdWords Premier SMB Partner, we can offer our customers Google AdWords in a robust form, co-branded with Google, as part of our network of DexNet sites. The partnership requires Dex One to meet Google's most stringent level of qualification for partnership, and in turn, provides Dex One with a full range of Google technology, support, and training, an expanded product set, financial incentives, and direct collaboration with Google search engine marketing experts on current and forthcoming products and processes.

We intend to partner with other companies in the local search space for the benefit of sharing costs, generating incremental revenue and generating efficiencies and economies of scale, as we increase the number of ways we can connect local businesses and consumers with each other.

We have expanded the breadth of our partner provided solutions to areas such as website creation, web hosting, search engine optimization and reputation management. We have alliances and partnerships for consumer content on our Internet yellow pages site, DexKnows.com, and elsewhere providing business listings, business reviews and other consumer-oriented information to enhance the user experience with our services.

Marketing Solutions

We offer the following marketing solutions, which are complemented by our partnerships with some of the best known search engine companies, to promote businesses on the Internet via our proprietary search engine marketing product, DexNet.

•	Assessment of marketing programs and advertisements;

•	Message and image creation;

•	Recommendations for advertising placement;

•	Industry-specific research and information;

•	Market-specific research and information;

•	In-depth understanding of how consumers search for businesses and what influences them to buy from one business versus another;

•	Mobile and online website development;

•	Online reputation management;

•	Online video development and promotion;

•	Dex published yellow pages and white pages, which we co-brand with CenturyLink and AT&T;

•	DexKnows.com, our Internet yellow pages site;

•	Dex Mobile, our mobile application;

•	CityCentral, our iPad application;

•	Search engine marketing;

•	Search engine optimization strategies;

•	Keyword implementation;

•	Social strategies; and

•	Tracking and reporting.

While the number of our revenue streams is expanding and diversifying, we currently generate revenue primarily from two sources; print products and services and digital products and services, which includes DexKnows.com and DexNet. These product lines are increasingly sold as part of integrated marketing solutions packages, as well as on a standalone basis.

Multi-Platform Bundles

Our marketing solutions fulfill local business needs by providing targeted solution bundles that combine print and digital media platforms to drive large volumes of leads to our customers. We position our marketing solution bundles as easy to buy and easy to sell, which provides our customers flexibility and simplicity in making advertising decisions. This concept has begun to show positive trends recently with respect to customer spending habits and is improving on customer retention. We also provide high levels of support and service through our marketing consultants who strive to understand customers' businesses and then present customized solutions from our leading offerings to create high impact, multi-platform marketing campaigns.

We have recently launched the Dex Guaranteed Actions ("DGA") program in a large number of our markets. This program guarantees customers a specified number of consumer actions, such as profile or website visits, emails, and telephone calls, based on a multi-platform package of advertising products designed for their specific type of business. The DGA program deepens our partnership with our customers in providing a simple and effective multi-platform campaign while ensuring advertising investments meet or exceed anticipated results. We anticipate that this program will continue to expand both in terms of markets covered and in types of proprietary and affiliate marketing solutions offered to businesses of various types.

Proprietary Print Products and Services

As reported by Burke Research ("Burke"), an independent, third-party firm commissioned by the Local Search Association, more than 70% of U.S. adults reference print yellow pages each year. According to Burke, Dex One print directories have generated well over a billion consumer references over the past year, generating large volumes of leads for our customers, and comprising a large portion of the value offered in our multi-platform bundles, including DGA packages.

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

Whenever practicable, we combine the white pages section and the yellow pages section of our print directory products into a single directory. In large markets where it is impractical to combine the two sections into one volume, separate stand-alone white and yellow pages print directories are normally published at about the same time. Dex One partners with cities and municipalities to meet our shared goals about the way yellow pages are distributed. Our print directories are created using environmentally responsible practices and are fully recyclable. Dex One has been proactively identifying key community leaders to create partnerships to educate residents about their choice to reduce the number of directories they receive or opt out completely. In every market we serve, consumers have the ability to choose the print directories that they wish to receive, or may elect to receive none at all through our Select Your DexTM program or our partnership with the industry's consumer choice program accessed via the website www.yellowpagesoptout.com.

Our directories are designed to meet the advertising needs of local and national businesses and the informational needs of local consumers. The diversity of advertising options available enables us to create customized marketing programs that are tailored to specific customer needs and budgets. The yellow pages and white pages print directories are also efficient sources of information for consumers, featuring a comprehensive list of businesses in the local market that are conveniently organized under thousands of directory headings.

The growth of the Internet has caused print advertising sales to steadily decline over the past few years. In order to address this decline, we continue to enhance our print directories, making them more flexible and interactive to support evolving consumer needs, and more tightly integrating print products with our digital platforms such as DexKnows.com and Dex Mobile. One recent enhancement has been the introduction of Quick Response ("QR") codes, which are two-dimensional matrix codes similar to product UPC codes, which advertisers can place in their print ads to offer consumers additional, updatable information about their products and services. Consumers with smart phones or tablet computers can easily scan these codes to instantly pull up additional information provided by the business including maps, driving directions, ratings & reviews, coupons, promotions, video, or whatever content the advertising business would like to make available.

We also publish our print directories in a digital format at www.DexPages.com. This site provides those who prefer the traditional layout of print yellow pages a way to access any of our directories from the convenience of their computer or mobile phone, with the added benefit of keyword search, and live Internet links to business profiles and websites.

Our print products and services continue to provide significant value to many of our customers, most notably in our rural markets where print has a longer life expectancy. We continue to monetize this value and maximize the cash flow generated from our print products and services by expanding on the many offerings we provide to our customers and by making strategic investments in our digital products and services and bundled solutions.

Proprietary Digital Products and Services

In addition to partner provided digital products and services, we have the following three core products and services that provide us significant advantages and differentiation in the market.

DexKnows.com

Our owned and operated online website, DexKnows.com, and mobile application, Dex Mobile, help us to reduce our average cost per lead while increasing the quality of the traffic we deliver to our customers. Customer content is placed on our DexKnows.com platform through digital business listings and searchable business profiles and through Internet products including DexKnows Enhanced Packs, DexKnows Starter Packs, DexNet and Prime Display. In many cases, content developed for our print customers is also published on DexKnows.com, which provides consumers a content rich online search experience. DexKnows.com products are often offered as part of multi-platform bundles or in DGA packages, which allows customers an easy way to advertise in a variety of different media, while aligning available advertising budgets to required leads.

We purchase information from other national databases to enhance in-region listings and supply out-of-region listings, although these out-of-region listings are not as comprehensive as our in-region information. DexKnows.com includes approximately 13.7 million business listings and more than 200 million residential listings from across the United States.

Consumers can access information on DexKnows.com from their computer or mobile phone. As a dedicated local search platform, DexKnows.com provides a more targeted and efficient tool for finding relevant local business information than many other online search properties. DexKnows.com offers many consumer-friendly features that provides users with the ability to refine their searches using a navigable, flexible digital category structure that includes such things as specific product and brand names, business name, hours of operation, payment options, locations, and very precise geographic targeting down to a neighborhood level. Extensive user reviews from Dex One consumers and partnered sites are available to help consumers evaluate potential product and service providers. Digital coupons, restaurant menus and expanded profile information are also available for a significant number of relevant businesses, along with a growing number of online videos and business images, which help to provide a more personalized view of local businesses and their offerings.

We have content agreements and distribution agreements with various search engines, portals and local community destination websites. These agreements provide us with access to important channels to enhance our distribution network on behalf of our customers. This enhanced distribution typically leads to increased usage among consumers and greater value and return on investment for our customers, which has also led to increasing customer retention rates on DexKnows.com. One such distribution agreement is with Yahoo!. CenturyLink West region customers benefit from inclusion within the following Yahoo! Local and Yahoo! Yellow Pages advertising products:

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

We have a YellowPages.com (“YPC”) Reseller Agreement with AT&T, which allows us to be the exclusive provider of YPC Internet yellow pages advertising in our Illinois and Northwest Indiana markets:

•	Basic Listings (Bronze and Silver) – We have the rights to distribute an unlimited number of customers to the YPC Internet yellow pages website.

•
Premium Listings – We have the rights to sell enhanced YPC advertising products, for example, guaranteed placement and/or inclusion on the YPC Internet yellow pages website, to our Illinois and Northwest Indiana customers.

DexNet

Our digital affiliate marketing solutions are powered by our search engine marketing product, DexNet, which is an efficient, scalable platform that allows us to utilize advanced algorithms to help us manage our customers digital marketing campaigns.  DexNet improves our ability to deliver the right number of leads to each customer cost effectively and on a real time basis. The ability to make the appropriate digital marketing campaign decisions based on leads versus clicks requires significant experience and expertise on an individualized market basis.  Therefore, DexNet provides an advantage relative to many competitors.

DexNet drives consumer leads to our customers through placement of their business listings in prime locations on DexKnows.com and other major search engines. DexNet provides a comprehensive search engine marketing approach to serving the Internet marketing needs of local businesses through five major product and service elements:

•	Customer Profile-constructs a simple but content rich presence on the web for the customer and is designed to maximize the opportunity to appear on major search engines.

•	Distribution-provides the customer's information and business information to multiple local search platforms including YellowPages.com, Google Maps, CitySearch.com, SuperPages.com and Local.com.

•	Paid Search-develops, deploys and manages effective search marketing campaigns across major search platforms, such as Google, Bing and Yahoo!, on behalf of the customer.

•	Monitoring and Optimization-continuously monitors and optimizes campaigns to adjust spend and distribution to get the most calls per click using the DexNet learning engine.

•
Reporting-provides transparent, real-time results, such as phone calls, e-mails, listing views, website visits, driving directions, and the total number of times the profile is sent to mobile. Reporting is accessible 24 hours a day, 7 days a week and combines results received from DexKnows.com and leading local search sites.

The DexNet system not only manages the distribution of customer content across the network of DexNet sites, it is also a learning engine. The system analyzes existing DexNet campaigns to determine which sites and keywords perform the best for different categories and geographies and applies that learning to optimize performance for existing and future campaigns.

Account Management System

Dex One's Account Management System ("AMS") is a single integrated portal for customers. The easy to navigate system together with powerful reporting and tracking capabilities provides significant benefits to our customers.  AMS provides the ability for customers to log in and make real-time changes to their online marketing as well as view real-time performance data. Customers can update their DexKnows.com business profile, online videos and coupon offers and get detailed lead information, including tracking profile views, calls, website clicks and emails for the most recent 12 months. They can also track their online reputation, monitor ratings and reviews and social mentions across a variety of prominent Internet sites and social networks. Additionally, AMS enables our marketing consultants to construct proposals on their mobile devices wherever they may be, using drill down menus to guide content collection efforts during their discussions with business owners.

Business Cycle Overview
Our sales, marketing, operations and production teams work together to foster the efficiency and effectiveness of our end-to-end process from advertising purchase to product distribution or service fulfillment and billing. We work with vendor partners to print and distribute our proprietary print and digital products, including DexKnows.com and Dex published yellow pages print directories, while facilitating the fulfillment of DexNet purchases on the sites of our online distribution partners.

Our print directories usually have a 12-month directory cycle period. A publication process generally takes 15 to 20 months from the beginning of the sales cycle to the end of a directory’s life and the sales stage closes approximately 70 days prior to publication. Consistent with our print directories, our digital products and services historically have a 12-month billing cycle. DexKnows.com and DexNet products can be purchased at any time of the year, whether the print directory for a given area is in campaign or not, which allows customers to receive consumer leads right away and before the next print publication is distributed. Our marketing consultants work directly with customers to align print and digital product cycles where it makes sense to simplify the process of contract signature and renewal. Traditional DexKnows.com and DexNet products are typically live online within 24 hours of contract finalization. Some digital products, particularly those that flow through a partner and require additional content collection and/or development take longer. Other products and services such as reputation management are typically available in 72 hours, online video (including production) usually takes 17-20 days, and websites typically take 30-45 days to go live. Most online advertising can be updated at any time through our customer portal, AMS, allowing seasonal or other promotions and content to be regularly refreshed.

We have recently begun to offer customers the ability to purchase digital products and services for shorter time frames than our standard one year contract. These variable term contracts give Dex One the ability to offer our digital products and services on digital terms, allowing customers to trial products with less risk, and helping to accommodate seasonal businesses who only want to advertise during certain times of the year. Although we are only now rolling out this enhancement to our marketing consultants, we expect an increased ability to attract new customers to try our digital offerings.

Sales

Marketing Consultants - Recruiting, Training and Tools

Our marketing consultant team is comprised of approximately 1,500 employees. We assign our customers among marketing consultants based on a careful assessment of a customer's expected advertising expenditures, overall growth potential and by location. This practice allows us to deploy our marketing consultants in an effective manner. Management believes that our marketing consultants facilitate the establishment of personal, long-term relationships with local print and digital customers that are necessary to maintain a higher rate of customer renewal.
During 2011, we have refreshed the profile of marketing consultants we recruit. We look increasingly for digitally savvy, consultative, and solution-oriented individuals who have a proven ability to convert new customers. We are building a higher degree of digital and technical aptitude to better support our customers in understanding the new marketing opportunities available to them across all local search platforms.

We believe that formal training is important to maintaining a highly productive sales force. Our marketing consultants are formally trained on relationship selling skills. This process is a highly customer-centric consultative selling model that emphasizes diagnosis of customer needs before developing customized solutions. We believe this process increases the effectiveness for retaining and growing existing customers along with the ability to acquire new customers and successfully sell multiple products. New marketing consultants receive extensive initial training including relationship selling skills, product portfolio, customer care and administration, standards and ethics. All sales managers have been trained on new active management processes to provide daily management and coaching to the local marketing consultants on relationship selling skills, maximizing productivity, and managing leading indicators of the business. This relationship sales process, combined with the daily management activities, provides customers a level of high-quality service centered on their individual needs.

During 2011, we opened the Dex One Sales Academy (the "Academy"), which provides initial training, ongoing knowledge and skills enhancement, and additional support to marketing consultants throughout the business.  The Academy has changed the way training is taught by delivering training through facilitation as well as e-learning. The curriculum and on-going progress of our marketing consultants is managed within the Learning Connection, our in-house learning management system. All training is now measured and the proficiency of each participant is tracked to ensure understanding of the material.  Transcripts and progress of each sales employee is tracked within the system. Computer based training was also introduced in 2011. Marketing consultants now have the opportunity to sign up and take many training programs online, at their own pace and at a time that is not disruptive to their daily schedule. The computer based, e-learning modules support product and skill based training needs. Training is available via mobile and video along with a combination of online and facilitator led courses.

The Academy also develops curriculum to support new sales roles and new programs.  The Digital Media Learning Program was a new training module introduced in 2011. This program included Google sales certification for each marketing consultant in conjunction with our Google AdWords Premier SMB Partnership. As of today, most of our marketing consultants and managers are “Google Certified.”  Since the launch of this program, we have experienced improvement in our overall digital sales growth.

Our marketing consultants have a variety of tools available to help them with their role.  For telephone-based representatives, Webex has been introduced allowing our marketing consultants to conduct virtual sales calls with their customers by having the customer log into a Webex meeting and simultaneously view the screens of our marketing consultants, making the entire sales process much more interactive and engaging.  Our premise marketing consultants have been using iPads for just over a year, which has provided for a much more appealing and flexible sales presentation. The ease of use and navigation of this device helps streamline the sales call and improve our marketing consultants' overall productivity.

Local Sales
Our local sales channel is divided into three sales sub-channels: premise sales, telephone sales and locally centralized sales.

Premise local marketing consultants - These marketing consultants conduct sales meetings face to face at customers' business locations and typically handle higher dollar and more complex accounts.

Telephone local marketing consultants - These marketing consultants handle lower dollar value accounts and conduct sales over the phone. We have recently made a strategic change to centralize the telephone marketing consultants from our local markets to three inside sales center locations in Overland Park, Kansas, Denver, Colorado and Omaha, Nebraska. In these locations we will be able to leverage scale of resources to allow greater efficiency and focus equally across the geography we serve as well as out of market opportunities. We are able to utilize state of the art telephone technology to increase reach, contact rates and efficiencies. The Overland Park center was completed in 2011. The transition to Denver and Omaha is underway and we anticipate completion during the first and second quarters of 2012, respectively.
Locally centralized sales - Includes multiple types of automated sales efforts at low cost, such as contacting low dollar value accounts through a letter renewal effort.  This sales mechanism is used to contact non-advertisers or very low dollar value customers that in many cases have renewed their account for the same product for several years.
National Sales

In addition to our local sales marketing consultants, we utilize a separate sales channel to serve our national customers. In 2011, national customers accounted for about 15% of our revenue. National customers are typically national or large regional chains such as rental car companies, insurance companies and pizza businesses that purchase advertisements in many yellow pages directories in multiple geographic regions. In order to sell to national customers, we employ associates to manage our selling efforts. In addition, we contract with third party Certified Marketing Representatives (“CMR”) who design and create advertisements for national companies and place those advertisements in relevant yellow pages directories nationwide and in digital products and services. Some CMRs are departments of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR. We accept orders from approximately 150 CMRs and our associates also manage our CMR relationships.

Printing and Distribution
Our directories are printed through our long-standing relationship with printing vendor R.R. Donnelley & Sons Company (“R.R. Donnelley”), as well as with Quad/Graphics, Inc. ("Quad/Graphics"). In general, R.R. Donnelley prints all AT&T and CenturyLink East directories and larger, higher-circulation CenturyLink West directories, whereas Quad/Graphics prints CenturyLink West directories that are smaller and have a more limited circulation. Our agreements with R.R. Donnelley and Quad/Graphics for the printing of all of our directories extend through 2014 and 2015, respectively.

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

Printing, paper and distribution costs represented approximately 12.3% of net revenue for the year ended December 31, 2011.

Credit, Collections and Bad Debt Expense
Since most of our products and services have 12-month cycles and most customers are billed over the course of that 12-month period, we extend credit to our customers in the form of a trade receivable. A majority of these customers are local businesses with default rates that usually exceed those of larger companies. Our policies toward the extension of credit and collection activities associated with trade receivables are designed to allow for a targeted level of sales growth while cost effectively managing the risks associated with customer delinquency and bad debt.

Local advertising customers spending above identified credit threshold levels or types of businesses historically indicating a higher delinquency risk may be subject to a credit review that includes evaluation of credit or payment history with us, third party credit scoring and credit checks with other vendors. Where appropriate, advance payments (in whole or in part) and/or personal guarantees from business owners may be required prior to the extension of credit to select advertisers.  In addition to efforts to assess credit risk prior to extending credit to customers, we employ well-developed collection strategies utilizing an integrated system of internal and automated means to engage customers concerning payment obligations. The Company may choose to renew contracts with customers who have accounts receivable balances with us in arrears if the customer agrees to prepay in full for new advertising. The Company may also choose to renew contracts with select customers with known bad debt experience by obtaining a partial advance payment toward new advertising contracts.

Fees for national customers are generally billed upon publication of each issue of the directory in which the advertising is placed by CMRs.  Because we do not usually enter into contracts with national customers directly, we are subject to the credit risk of CMRs on sales to those customers, to the extent we do not receive fees in advance.

Competition
The local search industry in which we operate is highly competitive and fragmented. We compete with other print and online yellow pages directory publishers, as well as other types of media including direct mail, search engines, local search sites, advertising networks, social networks and emerging technologies. Among our highest spending category of customers, we also compete with television, newspaper and radio, which tend to charge more for similar coverage. New content delivery technologies and consumer trends continue to evolve in the local advertising industry such as with social media, group buying sites, mobile applications, etc. This represents potential competition as well as opportunities for partnership and incremental sales. We regularly monitor developing trends and technologies to assess opportunities for enhancing our own capabilities through new product development, partnerships or acquisitions, and identify competitive threats where a specific response may be warranted. In addition, we expect to operate on a compete and collaborate model in which we are both partners and competitors with the same firm in different aspects of operations. Dex One's people, partnerships and advancements in our marketing solutions lead us to believe that we are well positioned relative to our competitors to simplify the process of purchasing local search products and optimize the local advertising investments of our customers.

In nearly all of our markets, we compete with one or more traditional print yellow pages directory publishers, including independent publishers such as Yellowbook and LocalEdge Media. In some markets, we compete with other incumbent publishers such as SuperMedia and AT&T. We compete with these publishers based on price, quality, features, usage leadership and distribution. Most of the major yellow pages directory publishers offer print and online directories as well as online search products. Virtually all independent publishers, including Yellowbook, a competitor in the majority of our markets, compete aggressively and use pricing and discounting as a primary competitive tool to try to increase their market share. Due to the recent economic environment and trends in our industry and an increase in competition and more fragmentation in the local business search space, we have experienced a significant decline in print advertising sales during 2011 and we currently expect this trend to continue in 2012. We believe these same trends are also impacting our competitors.

Digital competition has intensified as technologies (both online and wireless) have improved and broadband penetration has increased, offering a diverse set of advertising alternatives for small businesses. We consider our primary digital competition to be the major search engines, such as Google, Yahoo!, BING and others, in addition to the online directory properties of the largest yellow pages directory publishers, such as Superpages.com, provided by SuperMedia, and YellowPages.com, provided by AT&T. Additionally, we compete with a growing number of digital local shopping-related competitors including industry specific digital verticals, such as FindLaw.com and ServiceMagic.com, user-generated content sites such as Yelp and Kudzu, and search engine intermediaries such as ReachLocal and Yodle. We also compete with a number of well known digital map solutions such as MapQuest® and Google Maps. Most of these companies operate on a national scale, competing for consumer and business users across our entire region and actively soliciting customers in many of our markets. In some cases, we are not able to compete effectively with these digital competitors, many of which have greater resources than we do. Our digital strategy and our business will continue to be adversely affected as our competitors build local sales forces or otherwise continue to more effectively reach small local businesses for local commercial search services.

Our enhanced distribution arrangements have involved, and will likely continue to involve, cooperating with other local media companies with whom we also compete, particularly with respect to online local search. As a result, particularly as usage continues to migrate from print to online, we bear some risk that such cooperation arrangements may presently, or come to constitute, a significant component of the aggregate distribution of the advertising message that we offer to certain of our customers. Some of these local media companies with whom we cooperate and compete have greater financial resources than we do. Should our relationships with such companies be discontinued for any reason, it may be detrimental to our customers and thereby may result in lower rates of renewal of our contractual relationships with our customers. Our reliance on these cooperation arrangements may also provide an unintended competitive advantage to some of our competitors by (a) promoting the products and services of those competitors and (b) establishing, building and reinforcing an indirect relationship between our customers and those competitors, which could facilitate those competitors entering into direct relationships with our customers without our involvement. Over the last few years, we have experienced a loss in our customer base due to competition and changes in advertiser preferences in the markets we serve. We believe that our transition to a compete-and-collaborate business model will allow us to aggregate more leads for our customers in our markets and potentially grow our customer base. If we are not able to execute on this business model, we could experience a continued loss of customers, which would have a material adverse effect on our business, financial condition and results of operations.

Raw Materials
Our principal raw material is paper and we use recycled material.  It is one of our largest cost items, representing approximately 4% of net revenue for the year ended December 31, 2011.  Paper used is supplied by two paper companies, CellMark Paper, Inc. and Nippon Paper Industries USA, Co., Ltd. , with whom we have three year agreements that commenced in January 2010. Paper used for the covers and tabs of our directories is supplied by Unisource Worldwide, Inc. Both agreements with Unisource Worldwide, Inc. expire on December 31, 2012.

Intellectual Property
We own and control confidential information as well as a number of trade secrets, trademarks, service marks, trade names, copyrights, patents and other intellectual property rights that, in the aggregate, are of material importance to our business. We believe that “Dex One®,” “Dex®,” ‘‘Qwest®,’’ “CenturyLinkTM,” ‘‘AT&T Real Yellow Pages,’’ “DexKnows.com®,” “DexKnows®,” “DexNet®” and “DexDigitalTM” and related names, marks and logos are, in the aggregate, material to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us.

DexNet is our distribution platform that delivers the web to local businesses in a predictable and budgeted manner.  Dex Net provides business owners with predictable customer lead volume and price transparency of the effective cost-per-lead and managing the consistent delivery of leads throughout the duration of an advertising campaign.

We are the exclusive official directory publisher of listings and classified advertisements for Qwest (and its successors) (which is now owned by CenturyLink) telephone customers in the states Dex Media East, Inc. ("DME Inc.") and Dex Media West, Inc. ("DMW Inc.") operate our directory business (“CenturyLink West States”) and in which Qwest provided local telephone service as of November 8, 2002 (subject to limited extensions). We also have the exclusive right to use certain Qwest branding on directories in these markets. In addition, Qwest assigned and/or licensed to us certain intellectual property used in the Qwest directory business prior to November 8, 2002. These rights generally expire in 2052.

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

Under license agreements for subscriber listings and directory delivery lists, each of CenturyLink (including Qwest) and AT&T have granted to us a non-exclusive, non-transferable restricted license of listing and delivery information for persons and businesses that order and/or receive local exchange telephone services in the relevant service areas at the prices set forth in the respective agreements. Generally, we may use the listing information solely for publishing directories (in any format) and the delivery information solely for delivering directories, although in the case of Qwest, we may also resell the information to third parties solely for direct marketing activities, database marketing, telemarketing, market analysis purposes and internal marketing purposes, and use it ourselves in direct marketing activities undertaken on behalf of third parties. The term of these license agreements is generally consistent with the term of the respective publishing agreements described above.

Although we do not consider any individual trademark or other intellectual property to be material to our operations, we believe that, taken as a whole, the licenses, marks and other intellectual property rights that we acquired in conjunction with prior acquisitions are material to our business. We consider our trademarks, service marks, databases, software and other intellectual property to be proprietary, and we rely on a combination of copyright, trademark, patent, trade secret, non-disclosure and contract safeguards for protection. We also benefit from the use of the phrase “yellow pages.” which we believe to be in the public domain in the United States.

Employees
As of February 15, 2012, Dex One has approximately 2,700 employees of which approximately 800, or 31%, are represented by labor unions covered by two collective bargaining agreements with Dex Media in the CenturyLink West States. The unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”), which represents approximately 300, or 41%, of the unionized workforce, or the Communication Workers of America (“CWA”), which represents approximately 500, or 59%, of the unionized workforce. Dex Media’s collective bargaining agreement with the IBEW expires in May 2012 and Dex Media’s collective bargaining agreement with the CWA expires in September 2012. Dex One considers our relationships with our employees and both unions to be in good standing.

Executive Officers of the Registrant
The following table sets forth information concerning the individuals who serve as executive officers of the Company as of February 15, 2012.

Name	Age	Position(s)
Alfred T. Mockett	63	Chief Executive Officer and President
Gregory W. Freiberg	44	Executive Vice President and Chief Financial Officer
Richard J. Hanna	56	Executive Vice President, Sales and Marketing
Atish Banerjea	46	Senior Vice President and Chief Technology Officer
Tyler D. Gronbach	43	Senior Vice President, Communications
Mark W. Hianik	51	Senior Vice President, General Counsel and Corporate Secretary
David W. Sharman	49	Senior Vice President and Chief Strategy Officer
Donna M. Towles	59	Senior Vice President, Operations
Sylvester J. Johnson	51	Vice President, Controller and Chief Accounting Officer

The executive officers serve at the pleasure of the Board of Directors. The following descriptions of the business experience of our executive officers include the principal positions held by them since February 2007.

Alfred T. Mockett has served as Chief Executive Officer and President since September 2010. Prior to joining the Company, Mr. Mockett served as Chairman and CEO of Motive, Inc., a provider of software management services to communications providers, until the company was sold in 2008. Mr. Mockett has more than 30 years experience in executive management and strategic decision-making at a number of leading technology, telecommunications and professional services companies including American Management Systems, a global business and information technology consulting firm for the U.S. and state governments, financial services and communications industries, BT Group (formerly British Telecom), a global provider of communications solutions and services, and Memorex Telex, a global provider of information technology solutions.
Gregory W. Freiberg has served as Executive Vice President and Chief Financial Officer since September 2011. Prior to joining the Company, Mr. Freiberg served as Chief Financial Officer for Savvis, a $1 billion publicly held (until its sale in July 2011) global outsourcing data center provider, from April 2009 to September 2011. Prior to that, Mr. Freiberg served as Chief Financial Officer for XO Holdings, a publicly held $1.4 billion Fortune 1000 national telecommunications services provider. Mr. Freiberg has held several senior leadership positions at other multi-national telecommunications and technology companies, including Asia Netcom/Asia Global Crossing, Level 3 Communications and MCI.
Richard J. Hanna has served as Executive Vice President, Sales and Marketing since April 2011. Prior to joining the Company, Mr. Hanna served as President and CEO of RRA Partners, LLC, a consulting firm focused on sales and marketing initiatives for telecom and network software companies, from May 2009 to March 2011. Prior to that, Mr. Hanna served as Chief Operating Officer of Motive, Inc., a provider of software management services to communications providers, where he led the sales, marketing, operations and product development functions until March 2009. Mr. Hanna has held several senior leadership positions with telecommunications and technology companies, including global telecommunications operators MCI, Teligent and MFS Communications Company.

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
David W. Sharman has served as Senior Vice President and Chief Strategy Officer since March 2011. Prior to joining the Company, Mr. Sharman was a partner with Isomor LLC, a strategic consulting and advisory services company, from December 2007 to February 2011. Prior to that, Mr. Sharman served as Corporate Development Officer for ChoicePoint, Inc., the leading provider of information and analytics to the property and casualty insurance and law enforcement industries. Mr. Sharman has considerable experience as both a public company executive and as a strategy consultant within the technology, information and services industries.
Donna M. Towles has served as Senior Vice President, Operations since January 2011. Prior to that, Ms. Towles served as Vice President, Publishing Operations since November 2006.
Sylvester J. Johnson has served as Vice President, Controller and Chief Accounting Officer since April 2009. Prior to joining the Company, Mr. Johnson served as Vice President and Controller of 7-Eleven, Inc., a convenience retailing company, from January 2002 to November 2007.

We have been advised that there are no family relationships among any of our executive officers or directors and that there is no arrangement or understanding among any of our executive officers and any other persons pursuant to which they were appointed, respectively, as an executive officer. Each of Messrs. Gronbach, Hianik and Johnson were serving as executive officers of the Company when it filed for voluntary reorganization under Chapter 11 on May 28, 2009.

ITEM 1A.	RISK FACTORS

Forward-Looking Information
Certain statements contained in this Annual Report on Form 10-K regarding Dex One's future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans and prospects, based on information currently available to us and consequently are subject to significant risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. In evaluating forward-looking statements included in this annual report, you should specifically consider various factors, including the risks and uncertainties discussed below. These factors may cause our actual results to differ materially from those expressed in, or implied by, our forward-looking statements. All forward-looking statements attributable to us or a person speaking on our behalf are expressly qualified in their entirety by these cautionary statements. These forward-looking statements are made as of the date of this annual report and, except as required under the federal securities laws and the rules and regulations of the SEC, we assume no obligation to update or revise them or to provide reasons why actual results may differ.

Risks, trends, uncertainties and contingencies that could negatively impact our future operating results, performance, business plans or prospects include:

Risks Related to Our Financial Condition and Capital Structure
1) Our substantial debt poses various risks
We have a substantial amount of debt and significant debt service obligations. As of December 31, 2011, we had total outstanding debt of $2.5 billion. See Item 8, “Financial Statements and Supplementary Data” - Note 5, “Long-Term Debt, Credit Facilities and Notes” for detailed information on our outstanding debt.

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

•
interest and principal payments on our indebtedness reduces the cash flow available to us to fund working capital requirements, capital expenditures, acquisitions or other strategic initiatives, investments and other general corporate requirements because a substantial portion of our cash flow is needed to service our debt obligations; and

•
speculation as to our financial condition and the effect of our debt level and debt service obligations could disrupt our relationships with customers, suppliers, employees, creditors and other third parties.

Based on current financial projections, but in any event for at least the next 12-15 months, we expect to be able to continue to generate cash flows from operations in amounts sufficient to satisfy our interest and principal payment obligations. However, we can make no assurances that our business will generate sufficient cash flows from operations over longer periods to enable us to satisfy our interest and principal payment obligations.

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

3) Our variable rate indebtedness subjects us to interest rate risk
At December 31, 2011, $2.2 billion, or approximately 88%, of our outstanding indebtedness bore interest at variable rates. An increase in interest rates could cause our debt service obligations to increase significantly. The Company has entered into fixed interest rate swap agreements and interest rate cap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt. However, we cannot provide assurances that such agreements will be effective in managing our exposure to rising interest rates. See Item 8, “Financial Statements and Supplementary Data” - Note 5, “Long-Term Debt, Credit Facilities and Notes” for a detailed discussion of the interest rates applicable to borrowings under our credit facilities and Item 8, “Financial Statements and Supplementary Data” - Note 6, “Derivative Financial Instruments” for information on our interest rate swap agreements and interest rate cap agreements.

Risks Related to Our Business
1) The ongoing weak economic conditions continue to adversely affect our business
As a result of the ongoing weak economic conditions, we have continued to experience lower advertising sales during 2011 primarily as a result of declines in new and recurring business, including both renewal and incremental sales to existing customers, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our customers’ markets and (4) an increase in competition and more fragmentation in local business search. We currently expect these weak economic conditions to continue throughout 2012. Consequently, prolonged weak economic conditions will continue to have an adverse effect on our business, financial condition and results of operations.

2) Some of our competitors are larger than we are and have greater financial and other resources
The local search industry in which we operate is highly competitive and fragmented. We compete with other print and online yellow pages directory publishers, as well as other types of media including direct mail, search engines, local search sites, advertising networks, social networks and emerging technologies. In nearly all of our markets, we compete with one or more traditional print yellow pages directory publishers, including independent publishers such as Yellowbook and LocalEdge Media, and in some markets, we compete with other incumbent publishers such as SuperMedia and AT&T. Most major yellow pages directory publishers offer print and online directories as well as online search products. We compete with these publishers based on price, discounting, quality, features, usage leadership and distribution. Our competitors’ approaches to pricing and discounting may affect our pricing strategies and our future revenues. Among our highest spending category of customers, we also compete with television, newspaper and radio, which tend to charge more for similar coverage. Some of our competitors are larger than we are and have greater financial and technological resources than we have and may be able to commit more resources or otherwise devote more capital to their business, thus limiting our ability to compete effectively with these entities.

3) Increased competition from digital technologies continues to adversely affect our business

We also face increased competition from digital technologies (both online and wireless) as such technologies have improved, offering a diverse set of advertising alternatives for small businesses. We consider our primary digital competition to be the major search engines, such as Google, Yahoo!, BING and others. Additionally, we compete with a growing number of digital local shopping-related competitors including industry specific digital verticals, such as FindLaw.com and ServiceMagic.com, user-generated content sites such as Yelp and Kudzu, and search engine intermediaries such as ReachLocal and Yodle. We also compete with a number of well known digital map solutions such as MapQuest®and Google Maps. Most of these companies operate on a national scale, competing for consumer and business users across our entire region and actively solicit clients in many of our markets. In some cases we are not able to compete effectively with these digital competitors, many of which have greater resources than we do. Our digital strategy and our business will continue to be adversely affected as our competitors build local sales forces and otherwise continue to more effectively reach small local businesses for local commercial search services.

Our enhanced distribution arrangements have involved, and will likely continue to involve, cooperating with other local media companies with whom we also compete, particularly with respect to online local search. Our reliance on these cooperation arrangements may also provide an unintended competitive advantage to some of our competitors by (a) promoting the products and services of those competitors and (b) establishing, building and reinforcing an indirect relationship between our customers and those competitors, which could facilitate those competitors entering into direct relationships with our customers without our involvement. Material loss of customers would have a material adverse effect on our business, financial condition and results of operations.

4) The changing market position of telephone utilities could adversely affect our business
The market position of telephone utilities, including CenturyLink (which now owns Qwest) and AT&T may erode over time. As a result, it is possible that CenturyLink and AT&T, or their successors, may not remain the primary local telephone service provider in their local service areas. If CenturyLink or AT&T, or their successors, were no longer the primary local telephone service provider in any particular local service area, our license to be the exclusive publisher in that market may decline in value and adversely affect our business, financial condition and results of operations.

5) The termination or modification of one or more of our solution partner agreements, including Internet search engine, local search or portal agreements, could adversely affect our business
Our ability to provide a full set of marketing solutions to our customers relies on relationships with various solution partners, including major Internet search companies and local media companies. If we are unable to maintain these relationships, renew material portal agreements or if the level of service provided by our partners changes, our business could be adversely affected.

6) The continuing decline in the use of print yellow pages continues to adversely affect our business
Over the past several years, overall references to print yellow pages directories in the United States have continued to decline while the usage of online and wireless local search products and services has increased rapidly. We believe this decline has been influenced by increasing consumer usage of a variety of digital information services, including search engines, online directories, social networks, industry-specific websites, and mobile applications. We believe that over the next several years, references to print yellow pages directories will continue to decline as users increasingly turn to digital and other interactive media delivery devices for local commercial search information. These trends have, in part, resulted in print advertising sales declining in 2011, and we expect these trends to continue in 2012.

Continuing declines in usage of our print products could:

•	impair our ability to maintain or increase our advertising prices;

•	cause businesses that purchase advertising in our print yellow pages directories to reduce or discontinue those purchases; and

•	discourage businesses that do not presently purchase advertising in our yellow pages directories from doing so in the future.

Although the decline in the usage of our printed directories has been partially offset by an increase in usage of our online and wireless local search products and services, we cannot provide any assurances that such usage will result in additional revenue or profits. Any of the factors that may contribute to a decline in usage of our print directories, or a combination of them, could adversely affect our business, financial condition and results of operations.

7) Directory distribution and other governmental regulation could adversely affect our business
In addition, new laws and regulations (including, for example, limiting distribution of print directories), new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures or could lead to us suffering declines in revenues. For example, “opt out” and “opt in” legislation has been proposed in certain states where we operate that would either (i) allow consumers to opt out of the delivery of print yellow pages or (ii) prevent us from delivery until consumers who preferred delivery of print yellow pages affirmatively elected to receive the print directory. Although to date, only one opt out ordinance has been enacted in a city in which we operate (and that we and the industry are currently challenging), we cannot assure you that similar legislation will not be passed in the future. If such legislation were to become effective, it could have a material adverse effect on the use of our products and, ultimately, our revenues. If different forms of this type of legislation are adopted in multiple jurisdictions, it could also materially increase our operating costs in order to comply. We are adopting voluntary measures to permit consumers to share with us their preferences with respect to the delivery of our various print and digital products. If a large number of consumers advise us that they do not desire delivery of our products, the usage of our products and, ultimately our revenues, could materially decline, which may have an adverse effect on our business, financial condition and results of operations.

8) New technologies could adversely affect our business
The directory advertising industry is subject to changes arising from developments in technology, including information distribution methods and users’ technological preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our products and services. National search companies such as Google and Yahoo! are focusing and placing a high priority on local commercial search initiatives. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services, to negotiate satisfactory strategic arrangements with national search companies and utilize new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices. We may not be able to develop and market new products. In addition, if we fail to anticipate or respond adequately to changes in technology and user preferences or are unable to finance the capital expenditures necessary to respond to such changes, it could adversely affect our business, financial condition and results of operations.

9) We could recognize impairment charges for our intangible assets or other long-lived assets
At December 31, 2011, the net carrying value of our intangible assets totaled $2,182.1 million and we have no recorded goodwill at any of our reporting units. In the recent past, we have recognized significant goodwill and non-goodwill intangible asset impairment charges. We recognized a goodwill impairment charge of $801.1 million during the year ended December 31, 2011 and goodwill and non-goodwill intangible asset impairment charges totaling $1,159.3 million during the eleven months ended December 31, 2010. The Predecessor Company recognized a non-goodwill intangible asset impairment charge of $7,337.8 million during the year ended December 31, 2009. These impairment charges had no impact on current or future operating cash flow, compliance with debt covenants or tax attributes. See Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies – Identifiable Intangible Assets and Goodwill” for additional information on these impairment charges.

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

10) Our business could be adversely affected by interruptions to our computer and IT systems
Most of our business activities rely to a significant degree on the efficient and uninterrupted operation of our computer and information technology ("IT") systems and those of third parties with which we have contracted. Our computer and IT systems are vulnerable to damage or interruption from a variety of sources, as well as potential cybersecurity incidents, and our disaster recovery systems may be deemed ineffective. Any failure of these systems or cybersecurity incidents could have a material adverse effect on our business, financial condition and results of operations.

11) The bankruptcy of any of our telecommunication partners could adversely affect us
In the event that any of our telecommunications partners sought protection under U.S. bankruptcy laws, our agreements with such partners, including our rights to provide search services under those agreements, could be materially adversely impacted. In addition, our telecommunication partners may be unable in such circumstance to provide services to us under our contracts with them. Consequently, the bankruptcy of any of our telecommunication partners could have an adverse effect on our business, financial condition and results of operations.

12) Early termination of our contracts with our telecommunication partners could have an adverse effect on our business
Our commercial arrangements with CenturyLink (including Qwest) and AT&T have an initial term of 50 years, subject to specified automatic renewal and early termination provisions. These commercial arrangements may be terminated by our counterparty prior to their stated term under certain specified circumstances, some of which at times may be beyond our reasonable control and/or which may require extraordinary efforts or the incurrence of material excess costs on our part in order to avoid breach of the applicable agreement. It is possible that these arrangements will not remain in place for their full stated term or that we may be unable to avoid all potential breaches of or defaults under these commercial arrangements. Further, any remedy exercised by CenturyLink or AT&T, as the case may be, under any of these arrangements could have a material adverse effect on our financial condition or results of operations. At this time, we are not aware of any information or circumstances that might give rise to a termination right by CenturyLink and AT&T.

13) Future regulatory changes in directory publishing obligations in the CenturyLink West and AT&T markets could have an adverse effect on our business
Pursuant to our agreements with Qwest and AT&T, we are required to discharge Qwest’s and AT&T's regulatory obligations to publish white pages directories in various territories. If the staff of a state public utility commission were to impose additional or changed legal requirements in any of the service territories with respect to these obligations, we would be obligated to comply with these requirements on behalf of Qwest or AT&T, even if such compliance were to increase our publishing costs. Pursuant to our publishing agreements with Qwest and AT&T, Qwest and AT&T are not obligated to reimburse us for all of our increased costs of publishing directories that satisfy Qwest’s or AT&T’s publishing obligations resulting from new governmental legal requirements. Consequently, our costs could increase which could have an adverse effect on our business, financial condition and results of operations.

14) Continuing digital-related regulation may adversely affect our business

As the local search industry continues to evolve, specific laws relating to the provision of digital products and services and the use of digital and digital-related applications may become relevant. Regulation of the digital and digital-related products and services is itself still developing both formally by, for instance, statutory regulation, and also less formally by, for instance, industry self regulation. If our regulatory environment becomes more restrictive, including by increased digital regulation, it could adversely affect our business, financial condition and results of operations.

15) Environmental regulations could adversely affect our business
Our operations, as well as the properties owned and leased for our business, are subject to stringent laws and regulations relating to environmental protection. The failure to comply with applicable environmental laws, regulations or permit requirements, or the imposition of liability related to waste disposal or other matters arising under these laws, could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury or requirements to clean up property or other remedial actions. Some of these laws provide for “strict liability,” which can render a party liable for environmental or natural resource damage without regard to negligence or fault on the part of the party.

Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, there could be a material adverse effect on our business, financial condition and results of operations.

16) Our reliance on, and extension of credit to, local businesses could adversely affect our business
Approximately 85% of our advertising revenues are derived from the sale of our marketing solutions to local businesses. In the ordinary course of our business, we extend credit to these customers in the form of a trade receivable for advertising purchases. Local businesses, however, tend to have fewer financial resources and higher failure rates than large businesses, especially during a downturn in the general economy. The proliferation of very large retail stores may continue to adversely affect local businesses. We believe these limitations are significant contributing factors to having customers in any given year not renew their advertising in the following year. If customers fail to pay within specified credit terms, we may cancel their advertising in future directories, which could further impact our ability to collect past due amounts as well as adversely impact our advertising sales and revenue trends. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to local businesses in the form of trade receivables.

17) Our dependence on third-party providers of printing, distribution, delivery and IT services could adversely affect our business, financial condition or results of operations
We depend on third parties for the printing and distribution of our respective directories. We also rely on the services of an IT outsource service provider for IT development and support services related to our directory publishing business. We must rely on the systems of our third-party service providers, their ability to perform key operations on our behalf in a timely manner and in accordance with agreed levels of service and their ability to attract and retain sufficient qualified personnel to perform our work. A failure in the systems of one of our third-party service providers or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel, could have a material adverse effect on our business, results of operations and financial condition. Because of the large print volume and specialized binding of directories, only a limited number of companies are capable of servicing our printing needs. Accordingly, the inability or unwillingness of our third party service providers, as the case may be, to provide printing services on acceptable terms or at all or any deterioration in our relationships with them could have a material adverse effect on our business.

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

We also outsource a significant portion of our IT needs to a single outsource service provider. If we were to lose the services of the IT outsource service provider, we would be required either to hire sufficient staff to perform these IT development and support services in-house or to find an alternative service provider. In the event we were required to perform any of the services that we currently outsource, it is possible that we would not be able to perform them on a cost-effective basis. There are a limited number of alternative third-party service providers, if any.

18) The sale of advertising to national accounts is coordinated by third parties that we do not control, the performance and financial stability of which could adversely affect our business
Approximately 15% of our revenue is derived from the sale of advertising to national or large regional companies, such as rental car companies, automobile repair shops and pizza delivery businesses, that purchase advertising in several of our directories. Substantially all of the revenue derived from national accounts is serviced through CMRs from which we accept orders. CMRs are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. As a result, our relationship with these national customers depends significantly on the performance and financial stability of these third party CMRs that we do not control.

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

19) Work stoppages or increased unionization among our work force could adversely affect our business, financial condition or results of operations
Approximately 800 of our Dex Media employees are represented by labor unions covered by two collective bargaining agreements with Dex Media. In addition, some of our key suppliers’ employees are represented by unions. The unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”), which represents approximately 300 of the unionized workforce, or the Communication Workers of America (“CWA”), which represents approximately 500 of the unionized workforce. Dex Media’s collective bargaining agreement with the IBEW expires in May 2012 and Dex Media’s collective bargaining agreement with the CWA expires in September 2012. If our unionized workers, or those of our key suppliers, were to engage in a strike, work stoppage or other slowdown in the future, our business could experience a significant disruption of operations and an increase in operating costs, which could have a material adverse effect on our business.

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

21) Instability or under-performance of our search engine marketing platforms or the loss of important intellectual property rights could adversely affect our business, financial condition or results of operations
Our digital search engine marketing business relies on sophisticated and proprietary technology platforms to optimize our customers' spend across search engines and our other distribution partners. Issues with the stability or the performance of these platforms could materially affect our business.
Some trademarks and related names, marks and logos such as “Dex One®,” “Dex®,” ‘‘Qwest®,’’ “CenturyLinkTM,” ‘‘AT&T Real Yellow Pages,’’ “DexKnows.com®,” “DexKnows®,” “DexNet®” and “DexDigitalTM”and other intellectual property rights are important to our business. We rely upon a combination of patent, copyright and trademark laws as well as contractual arrangements, including licensing agreements, particularly with respect to CenturyLink West, CenturyLink East and AT&T markets, to establish and protect our intellectual property rights. We are required from time to time to bring lawsuits against third parties to protect our intellectual property rights. Similarly, from time to time, we are party to proceedings whereby third parties challenge our rights. We cannot be sure that any lawsuits or other actions brought by us will be successful or that we will not be found to infringe the intellectual property rights of third parties. As the Internet grows, it may prove more onerous to protect our trademarks and domain names, including DexKnows.com, from domain name infringement or to prevent others from using Internet domain names that associate their business with ours. Although we are not aware of any material infringements of any trademark rights that are significant to our business, any lawsuits, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the loss of important intellectual property rights could have a material adverse effect upon our business, financial condition and results of operations.

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

23) Fluctuations in the price and availability of paper could adversely affect our business, financial condition or results of operation
Our principal raw material is paper and we use recycled material.  It is one of our largest cost items, representing approximately 4% of net revenue for the year ended December 31, 2011. We cannot assure you that we will be able to renegotiate our paper contracts in the future or renegotiate without an increase to the fixed pricing currently agreed upon in the contracts. Changes in the supply of, or demand for, paper could affect market prices or delivery times. We do not engage in hedging activities to limit our exposure to increases in paper prices. In the future, the price of paper may fluctuate significantly due to changes in supply and demand. We cannot assure you that we will have access to paper in the necessary amounts or at reasonable prices or that any increases in paper costs would not have a material adverse effect on our business, results of operations and financial condition especially in light of our projected continuing decline in advertising sales.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table details the location and general character of the material properties used by the Company to conduct its business as of February 15, 2012:

Property Location	Approximate Square Footage	Purpose	Lease Expiration
Lone Tree, CO (1)	143,000	Sales and Administration	2014
Cary, NC	105,000	Corporate Headquarters	2016
Overland Park, KS (1)(2)	64,000	Sales and Operations	2016
Morrisville, NC (1)(2)	56,000	Operations and Information Technology	2015
Maple Grove, MN (1)	42,000	Sales and Operations	2014
Bellevue, WA (1)	38,000	Sales and Operations	2012
Overland Park, KS (1)(2)	35,000	Sales and Operations	2012
Chicago, IL (2)	34,000	Sales and Operations	2013
Beaverton, OR (1)	27,000	Sales and Operations	2013
Phoenix, AZ (1)	26,000	Sales and Operations	2013
Bristol, TN (2)	25,000	Sales and Operations	Owned
Santa Monica, CA (3)	22,000	Digital Operations	2014
Tinley Park, IL (2)	21,000	Sales and Operations	2014
Lombard, IL (2)	20,000	Sales and Operations	2016

(1) Represents facilities utilized by Dex Media, Inc., our direct wholly-owned subsidiary, and its direct and indirect subsidiaries, to conduct their operations. The Company is currently assessing various options associated with the Bellevue, WA lease that expires in 2012. The Company does not intend to renegotiate or extend the Overland Park, KS lease that expires in 2012. As such, employees currently residing at that location will relocate to our other Overland Park, KS property, the lease for which extends through 2016.
(2) Represents facilities utilized by R.H. Donnelley Inc., our direct wholly-owned subsidiary, and its direct subsidiaries, to conduct their operations.
(3) Represents facilities utilized by Dex One Digital and other employees involved in our interactive business.

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

Beginning on October 23, 2009, a series of putative securities class action lawsuits were commenced against certain current and former Company officers in the United States District Court for the District of Delaware on behalf of all persons who purchased or otherwise acquired our publicly traded securities between July 26, 2007 and the time we filed for bankruptcy on May 28, 2009, alleging that such officers issued false and misleading statements regarding our business and financial condition and seeking damages and equitable relief. On August 19, 2010, an amended consolidated class action complaint was filed as the operative securities class action complaint (the “Securities Class Action Complaint”). The Company is not named as a defendant in the Securities Class Action Complaint. On December 30, 2011, the parties to the Securities Class Action Complaint entered into a memorandum of understanding containing the essential terms of a settlement of all disputes between them. On February 17, 2012, a formal stipulation of settlement was filed with the court. Pursuant to the stipulation of settlement, in exchange for a complete release of all claims, the Company's director's and officer's liability insurers will create a $25 million settlement fund for the benefit of the settlement class. The stipulation of settlement is subject to court approval, which we expect to receive during the second quarter of 2012.
On December 7, 2009, a putative ERISA class action lawsuit was commenced in the United States District Court for the Northern District of Illinois on behalf of certain participants in, or beneficiaries of, the R.H. Donnelley 401(k) Savings Plan at any time between July 26, 2007 and the time the lawsuit was filed and whose plan accounts included investments in R.H. Donnelley common stock. The putative ERISA class action complaint contains allegations against certain current and former directors, officers and employees similar to those set forth in the Securities Class Action Complaint as well as allegations of breaches of fiduciary duties under ERISA and seeks damages and equitable relief. The Company is not named as a defendant in this ERISA class action. We believe the allegations set forth in the ERISA class action are without merit and we are vigorously defending the suit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

During the year ended December 31, 2011 and eleven months ended December 31, 2010, Dex One’s common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “DEXO.” On August 23, 2011, the NYSE notified the Company that we had fallen below one of the NYSE's continued listing standards, as the Company had not maintained an average total market capitalization over a consecutive 30 trading-day period equal or exceeding $100 million. The Company notified the NYSE of our intention to cure the deficiency within the prescribed timeframe and we submitted a plan advising the NYSE of definitive action the Company intended to take that would bring it into compliance within the prescribed timeframe, which the NYSE accepted. On October 10, 2011, the NYSE notified the Company that we had fallen below another continued listing standard, as the Company had not maintained an average closing price of its common stock over a consecutive 30 trading-day period equal or exceeding $1.00 per share. The Company has since been notified by the NYSE that we are again in compliance with the $1.00 per share continued listing criterion noted above; however we have not yet satisfied the $100 million average total market capitalization continued listing criterion, which is subject to ongoing monitoring. On February 15, 2012, the closing bid or ask market price of Dex One common stock was $1.72 and there were four registered holders of record of our common stock.

The tables below indicate the high and low sales price by quarter of Dex One’s common stock from February 1, 2010, the date of initial trading on the NYSE, through December 31, 2011 and RHD’s common stock from January 1, 2010 through the Effective Date.

	2011
	High	Low

1st Quarter	$9.42	$3.87
2nd Quarter	$5.09	$1.61
3rd Quarter	$2.96	$0.54
4th Quarter	$1.92	$0.36

	2010
	High	Low

1st Quarter
RHD: January 1, 2010 – January 29, 2010	$0.01	$0.01
Dex One: February 1, 2010 – March 31, 2010	$35.00	$25.71
2nd Quarter	$30.89	$17.60
3rd Quarter	$19.72	$8.35
4th Quarter	$12.42	$4.46

Dex One did not pay any common stock dividends during the year ended December 31, 2011 and eleven months ended December 31, 2010. RHD did not pay any common stock dividends from January 1, 2010 through the Effective Date.

Prior to our emergence from Chapter 11, RHD’s common stock was traded over-the-counter under the symbol “RHDCQ.” Upon emergence from Chapter 11 and pursuant to the Plan, all of the issued and outstanding shares of RHD common stock and any other outstanding equity securities of RHD including all stock options, stock appreciation rights and restricted stock, were cancelled. On the Effective Date, Dex One issued an aggregate amount of 50,000,001 shares of new common stock, par value $.001 per share.

Our various debt instruments contain financial restrictions that place limitations on our ability to pay dividends in the future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information regarding these instruments and agreements and relevant limitations thereunder.

Share Repurchases
No shares of Dex One common stock were repurchased during the fourth quarter of 2011.

Equity Compensation Plan Information
Under the Dex One Equity Incentive Plan (“EIP”), certain employees and non-employee directors of the Company are eligible to receive stock options, stock appreciation rights (“SARs”), limited stock appreciation rights in tandem with stock options, restricted stock and restricted stock units. Under the EIP, 5.6 million shares of our common stock were authorized for grant. To the extent that shares of our common stock are not issued or delivered by reason of (i) the expiration, termination, cancellation or forfeiture of such award, with certain exceptions such as shares acquired from employees to satisfy minimum tax obligations related to the vesting of restricted stock awards or (ii) the settlement of such award in cash, then such shares of our common stock shall again be available under the EIP. Stock awards will typically be granted at the closing market value of our common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to four years from the date of grant, and may be exercised up to a maximum of ten years from the date of grant. The Company’s Compensation & Benefits Committee determines termination, vesting and other relevant provisions at the date of the grant.

The following table sets forth securities outstanding under existing equity compensation plans, as well as securities remaining available for future issuance under those plans, in each case as of December 31, 2011.

Equity Compensation Plan Information

Plan category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders:
EIP (1)	1,833,015	$11.36	2,300,380
CEO Stock-Based Awards (2)	800,000	19.94	—
Other stock-based awards (3)	50,000	6.97	—

Total	2,683,015	$13.83	2,300,380

(1)	The EIP was approved by the Bankruptcy Court pursuant to the Plan of Reorganization.

(2)
On September 13, 2010, Mr. Mockett was awarded 200,000 shares of the Company's common stock in the form of a restricted stock award with a grant price of $9.62 per share, which was the closing price of the Company’s common stock on September 13, 2010, that will vest ratably over three years. On September 13, 2010, he was also granted a fair market value option to purchase 200,000 shares of the Company's common stock at an exercise price of $9.75 per share, which was the closing price of the Company's common stock on September 3, 2010, that will vest ratably over four years, and fully vested premium priced options to purchase 600,000 shares of the Company's common stock, a third of which shares have an exercise price of $15 per share, a third of which shares have an exercise price of $23 per share, and a third of which shares have an exercise price of $32 per share (collectively, the “CEO Stock-Based Awards”). All of the CEO Stock-Based Awards have a grant date for accounting and reporting purposes of September 13, 2010, which represents the date on which the grant date determination provisions outlined in FASB ASC 718, Compensation - Stock Compensation, were satisfied.

(3)	Represents other stock-based awards granted to an executive officer that are not included under the EIP.

Stockholder Return Performance Graph

The following performance graph compares the cumulative total stockholder return on the Company's common stock for the period February 1, 2010 (the first day our new common stock began trading on the NYSE following our emergence from Chapter 11) through December 31, 2011 with the returns of the Russell 2000 Index and the S&P 400 Advertising Index, assuming an investment of $100 on February 1, 2010 and the reinvestment of all dividends. Since RHD's common stock was cancelled in connection with our restructuring, stock performance prior to February 1, 2010 does not provide a meaningful comparison and is not being provided.

	2/1/2010	3/31/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011
Dex One	$100.00	$83.19	$56.62	$36.59	$22.23	$14.42	$7.54	$1.67	$4.95
Russell 2000 Index	$100.00	$118.38	$87.09	$109.50	$133.79	$124.31	$90.94	$56.59	$91.37
SP400 Advertising Index	$100.00	$111.39	$100.04	$110.98	$128.63	$138.46	$135.81	$105.73	$121.61

ITEM 6.	SELECTED FINANCIAL DATA

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

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010 (1)	One Month Ended January 31, 2010 (1)	Years Ended December 31,
(in thousands, except share and per share data)				2009	2008	2007(6)
Statements of Operations Data:
Net revenue	$1,480,623	$830,887	$160,372	$2,202,447	$2,616,811	$2,680,299
Impairment charges (2)	(801,074)	(1,159,266)	—	(7,337,775)	(3,870,409)	(20,000)
Operating income (loss)	(430,367)	(1,294,256)	64,074	(6,797,503)	(3,005,717)	904,966
Gain on sale of assets(3)	13,437	—	—	—	—	—
Gain (loss) on debt transactions, net (4)	—	—	—	—	265,166	(26,321)
Reorganization items, net (5)	—	—	7,793,132	(94,768)	—	—
Net income (loss)	$(518,964)	$(923,592)	$6,920,009	$(6,453,293)	$(2,298,327)	$46,859

Earnings (Loss) Per Share:
Basic	$(10.35)	$(18.46)	$100.27	$(93.67)	$(33.41)	$0.66
Diluted	$(10.35)	$(18.46)	$100.21	$(93.67)	$(33.41)	$0.65

Shares Used in Computing Earnings (Loss) Per Share:
Basic	50,144	50,020	69,013	68,896	68,793	70,932
Diluted	50,144	50,020	69,052	68,896	68,793	71,963

Balance Sheet Data:
Total assets (7)	$3,460,204	$4,488,848	$5,913,482	$4,498,794	$11,880,709	$16,089,093
Long-term debt, including current maturities (7)	2,510,357	2,737,221	3,264,578	3,554,776	9,622,256	10,175,649
Liabilities subject to compromise (7)	—	—	—	6,352,813	—	—
Shareholders’ equity (deficit) (7)	(9,867)	525,916	1,450,784	(6,919,048)	(493,375)	1,822,736

(1)
As a result of our emergence from Chapter 11 on the Effective Date, financial information for Dex One is presented as of and for the eleven months ended December 31, 2010. Financial information for the Predecessor Company is presented as of and for the one month ended January 31, 2010. See Item 8, “Financial Statements and Supplementary Data” – Note 3, “Fresh Start Accounting and Reorganization Items, Net” for additional information.

(2)	During the year ended December 31, 2011, we recognized a goodwill impairment charge of $801.1 million.
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
During the year ended December 31, 2007, the Predecessor Company recorded a non-goodwill intangible asset impairment charge of $20.0 million associated with tradenames acquired in a prior acquisition.
See Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies – Identifiable Intangible Assets and Goodwill” for additional information on these impairment charges.

(3)
On February 14, 2011, we completed the sale of substantially all net assets of Business.com, including long-lived assets, domain names, trademarks, brands, intellectual property, related content and technology platform. As a result, we recognized a gain on the sale of these assets of $13.4 million during the first quarter of 2011.

(4)
As a result of financing activities conducted during 2008, the Predecessor Company reduced its outstanding debt by $410.0 million and recorded a gain on debt transactions of $265.2 million during the year ended December 31, 2008.

During the year ended December 31, 2007, the Predecessor Company recorded a loss on debt transactions of $26.3 million associated with financing activities conducted during the fourth quarter of 2007.

(5)
Reorganization items directly associated with the process of reorganizing the business under Chapter 11 have been recorded on a separate line item on the consolidated statement of operations. The Predecessor Company recorded $7.8 billion of net reorganization items during the one month ended January 31, 2010 comprised of a $4.5 billion gain on reorganization / settlement of liabilities subject to compromise and fresh start accounting adjustments of $3.3 billion. For the year ended December 31, 2009, the Predecessor Company recorded $94.8 million of net reorganization items. See Item 8, “Financial Statements and Supplementary Data” – Note 3, “Fresh Start Accounting and Reorganization Items, Net” for additional information.

(6)	Financial data for the year ended December 31, 2007 includes the results of Business.com commencing August 23, 2007.

(7)
The significant decline in total assets and shareholders’ deficit as of December 31, 2009 and 2008 is a direct result of the impairment charges noted above. The significant decline in long-term debt, including current maturities, at December 31, 2009 is a direct result of the Predecessor Company’s senior notes, senior discount notes and senior subordinated notes (“Notes in Default”), which were reclassed to liabilities subject to compromise on the consolidated balance sheet at December 31, 2009. See Item 8, “Financial Statements and Supplementary Data” – Note 3, “Fresh Start Accounting and Reorganization Items, Net” for additional information.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in Item 8, “Financial Statements and Supplementary Data.” Unless otherwise indicated or as the context may otherwise indicate, the terms “Dex One,” “Successor Company,” “Company,” “Parent Company,” “we,” “us” and “our” refer to Dex One Corporation and its direct and indirect wholly-owned subsidiaries subsequent to the Effective Date, which is defined below. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of Dex One as of and for the year ended December 31, 2011 and eleven months ended December 31, 2010.

Dex One became the successor registrant to R.H. Donnelley Corporation (“RHD” “Predecessor Company,” “we,” “us” and “our” for operations prior to January 29, 2010, the “Effective Date”) upon emergence from Chapter 11 proceedings under Title 11 of the United States Code (“Chapter 11”) on the Effective Date. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of RHD as of and for the one month ended January 31, 2010 and year ended December 31, 2009.

On May 28, 2009, the Predecessor Company and its subsidiaries filed voluntary petitions for Chapter 11 relief in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On January 12, 2010, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law, and Order Confirming the Joint Plan of Reorganization for the Predecessor Company and its subsidiaries (the “Plan”). The Plan became effective in accordance with its terms on the Effective Date.

See our Annual Report on Form 10-K for the year ended December 31, 2010 for detailed information on the following matters associated with the Chapter 11 proceedings:

•	The Predecessor Company’s filing of voluntary positions in Chapter 11;

•	The confirmed Plan and our emergence from the Chapter 11 proceedings;

•	Restructuring conducted in connection with our emergence from the Chapter 11 proceedings;

•	Consummation of the Plan;

•	Impact on long-term debt upon emergence from the Chapter 11 proceedings; and

•	Accounting matters resulting from the Chapter 11 proceedings.

Recent Trends and Developments Related to Our Business
Results of Operations
As discussed in “Results of Operations” below, we continue to experience lower advertising sales related to our print products primarily as a result of declines in new and recurring business, including both renewal and incremental sales to existing advertisers, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our customers’ markets, (4) an increase in competition and more fragmentation in local business search and (5) the migration of customers to digital marketing solutions. This was evidenced by the continued decline in our net revenues and cash flows for the year ended December 31, 2011 as compared to the prior year, apart from the impact on net revenues as a result of fresh start accounting, which is discussed below. Despite the challenges associated with our print products, we have seen growth in our digital advertising sales driven by new partnerships entered into in 2011, a focus on providing targeted solution bundled packages to our customers, new digital products and services introduced in 2011, as well as the migration of customers to digital marketing solutions. These advancements have helped partially offset the decline in print advertising sales.

The Company currently projects that these challenging conditions associated with our print products will continue for the foreseeable future, and, as such, our print advertising sales, operating results, cash flow and liquidity will continue to be adversely impacted. Therefore, the Company’s historical operating results will not be indicative of future operating performance, although our long-term financial forecast currently anticipates no material improvement in local business conditions in our markets until 2013 at the earliest.

As more fully described below in “Results of Operations – Net Revenues,” our method of recognizing revenue under the deferral and amortization method results in delayed recognition of advertising sales whereby recognized revenues reflect the amortization of advertising sales consummated in prior periods as well as advertising sales consummated in the current period. Accordingly, the Company’s projected decline in print advertising sales will result in a decline in revenue recognized in future periods. In addition, improvements in local business conditions that are anticipated in our long-term financial forecast will not have a significant immediate impact on our revenues.

Our Plan
As more fully described in Item 1, “Business,” we are a marketing solutions company that helps local businesses and consumers connect with each other. Our proprietary and affiliate provided marketing solutions combine multiple media platforms, which help drive large volumes of consumer leads to our customers, and assist our customers in managing their presence among those consumers. Our proprietary marketing solutions include our Dex published yellow pages directories, our Internet yellow pages site, DexKnows.com and our mobile applications, Dex Mobile and CityCentral. Our digital lead generation solutions are powered by our search engine marketing product, DexNet, which extends our customers’ reach to our leading Internet and mobile partners to attract consumers searching for local businesses, products and services within our markets.

In response to the challenges noted above, we are working to improve the value we deliver to our customers by (1) providing targeted solution bundles that combine offline and online media platforms, which included the launch of the Dex Guaranteed Actions ("DGA") program in 2011 and (2) expanding the number of platforms and media through which we deliver their message to consumers. Our growing list of marketing solutions includes local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, web sites, mobile web sites, reputation management, online video development and promotion, keyword optimization strategies and programs, distribution strategies, social strategies and tracking and reporting. In addition, our Company is in the process of transitioning to a compete-and-collaborate business model, as we believe that partnerships will enable us to offer a broader and more robust array of products and services to our customers than we would be able to do on a proprietary basis and without the risks, capital investment, and ongoing maintenance associated with development in house.

We also continue to invest in our business and our people through strategic programs, initiatives and technology such as: (1) the Dex One Account Management System, which provides the ability for customers to log in and make real-time changes to their online marketing as well as view real-time performance data and also enables our marketing consultants to construct proposals on their mobile devices wherever they may be, (2) the Dex One Sales Academy, which provides initial training, ongoing knowledge and skills enhancement, and additional support to marketing consultants throughout the business, (3) the Digital Media Learning Program, which was introduced in 2011 for marketing consultants to obtain a Google sales certification, and (4) sales force technology, with the introduction of Webex virtual sales presentations for our telephone marketing consultants and the purchase of iPads for our premise marketing consultants. We have recently made a strategic change to centralize the telephone marketing consultants from our local markets to three inside sales center locations in Overland Park,

Kansas, Denver, Colorado and Omaha, Nebraska. In these locations we will be able to leverage scale of resources to allow greater efficiency and focus equally across the geography we serve as well as out of market opportunities. We will also be able to utilize state of the art telephone technology to increase reach, contact rates and efficiencies. The Overland Park center was completed in 2011 and we anticipate the transition to Denver and Omaha to be completed during the first and second quarters of 2012, respectively. As local business conditions recover in our markets, we believe these strategic investments will help us drive incremental revenue over time.

We also continue to actively manage expenses and are considering and acting upon various initiatives and opportunities to streamline operations and reduce our cost structure. We commenced our most significant initiative during the fourth quarter of 2010 by implementing a restructuring plan that realigns internal resources to better support our base of business and ensure we have an organizational structure that is optimized to compete in a rapidly evolving marketplace (the “Restructuring Actions”). The Restructuring Actions, which continued throughout 2011, include headcount reductions, consolidation of responsibilities and vacating leased facilities. As a result of the Restructuring Actions, the Company recorded a restructuring charge to earnings of $18.6 million during the fourth quarter of 2010 related to severance of which $0.7 million was paid in cash. During the year ended December 31, 2011, the Company recorded an additional restructuring charge to earnings of $25.0 million and made cash payments of $31.9 million related to severance, vacating leased facilities and related restructuring activities. See Item 8, “Financial Statements and Supplementary Data” - Note 4, “Restructuring Charges” for additional information.

The Company continues to evaluate options for reducing leverage, extending the maturities of our credit facilities, reducing refinancing risk and other strategic alternatives in response to the challenging industry environment.  The Company's strategic objective is to build on our existing strengths and assets to maximize value for our shareholders and other constituents. Alternatives include potential modifications to our credit facilities, in addition to joint ventures, partnerships, acquisitions and business combinations, both within our industry and in complementary industries.

Liquidity and Going Concern Analysis
As more fully described below in “Liquidity and Capital Resources,” the Company’s primary sources of liquidity are existing cash on hand and cash flows generated from operations and our primary liquidity requirements are to fund operations and service our indebtedness. The Company’s projected decline in advertising sales will result in a decline in cash flows in future periods. In addition, while improvements in local business conditions are anticipated in our long-term financial forecast, these improvements will not have a significant impact on our cash flows. However, despite the projected decline in advertising sales and cash flows, as a result of our emergence from the Chapter 11 proceedings and the restructuring of the Predecessor Company’s outstanding debt and based on current financial projections, the Company expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and meet debt service requirements for at least the next 12-15 months. The Company’s goodwill impairment charge during the second quarter of 2011 noted below does not affect our ability to continue as a going concern, as we are permitted to exclude such charges from debt covenant evaluations.

Impairment Analysis
The Company reviews the carrying value of goodwill, definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. The Company concluded there were no triggering events to further measure for impairment during the three months ended December 31, 2011 and September 30, 2011, one month ended June 30, 2011 and three months ended March 31, 2011, respectively. Based upon the continued decline in the trading value of our debt and equity securities, revisions made to our long-term forecast and changes in management, the Company concluded there were indicators of impairment as of May 31, 2011. As a result, we performed impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets as of May 31, 2011. The impairment testing results for recoverability of our definite-lived intangible assets and other long-lived assets indicated they were recoverable and thus no impairment test was required as of May 31, 2011. Based upon the testing results of our goodwill, we determined that the remaining goodwill assigned to each of our reporting units was fully impaired and thus recognized an aggregate goodwill impairment charge of $801.1 million during the second quarter of 2011, which was recorded at each of our reporting units. As of December 31, 2011, the Company has no recorded goodwill at any of its reporting units. See Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies - Identifiable Intangible Assets and Goodwill” for additional information. See “Results of Operations – Factors Affecting Comparability” below for the Company’s presentation on Non-GAAP adjusted results for 2011.

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

Segment Reporting
For the periods covered by this annual report, management reviews and analyzes its business of providing marketing solutions as one operating segment.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers the effective date of provisions included in ASU 2011-05 that require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements.
ASU 2011-12 further states that entities must continue to report reclassification adjustments out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. As the adoption of ASU 2011-05 will only affect the reporting of information noted above, there will be no impact on our financial position and result of operations. The Company is currently evaluating the presentation alternatives noted in ASU 2011-05 and is monitoring the FASB's deliberations regarding ASU 2011-12.
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

We have reviewed other accounting pronouncements that were issued as of December 31, 2011, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

Critical Accounting Estimates
The preparation of financial statements in accordance with GAAP requires management to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s and the Predecessor Company’s reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or when changes in the estimate are reasonably likely to occur from period to period, and could materially impact the Company’s and the Predecessor Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting policies as of December 31, 2011 are discussed in Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies.” The critical estimates inherent in these accounting policies as of December 31, 2011 are discussed below. Management believes the current assumptions and other considerations used to estimate these amounts in the Company’s consolidated financial statements are appropriate.

Intangible Assets and Goodwill Valuation and Amortization
Goodwill of $2.1 billion was recorded in connection with the Company’s adoption of fresh start accounting as discussed in Item 8, “Financial Statements and Supplementary Data” - Note 3, “Fresh Start Accounting and Reorganization Items, Net” and represented the excess of the reorganization value of Dex One over the fair value of identified tangible and intangible assets. Goodwill is not amortized but is subject to impairment testing on an annual basis as of October 31st or more frequently if indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level, which represents one level below an operating segment in accordance with FASB Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“FASB ASC 350”). As of December 31, 2011, the Company’s reporting units are RHDI, Dex Media East, Inc. (“DME Inc.”), and Dex Media West, Inc. (“DMW Inc.”).

Our intangible assets have originated from prior acquisitions and consist of (a) directory services agreements, (b) local and national customer relationships, (c) trademarks and trade names and (d) technology, advertising commitments and other. These intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets.

The Company reviews the carrying value of goodwill, definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. The Company reviewed the following information, estimates and assumptions to determine if any indicators of impairment existed during the year ended December 31, 2011:

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

The Company concluded there were no triggering events to further measure for impairment during the three months ended December 31, 2011 and September 30, 2011, one month ended June 30, 2011 and three months ended March 31, 2011, respectively.

Based upon the continued decline in the trading value of our debt and equity securities, revisions made to our long-term forecast and changes in management, the Company concluded there were indicators of impairment as of May 31, 2011. As a result of identifying indicators of impairment, we performed an impairment test of goodwill in accordance with FASB ASC 350 and an impairment recoverability test of definite-lived intangible assets and other long-lived assets in accordance with FASB ASC 360, Property, Plant and Equipment (“FASB ASC 360”), as of May 31, 2011. The testing results of our definite-lived intangible assets and other long-lived assets indicated they were recoverable and thus no impairment test was required as of May 31, 2011. Based upon our testing results of goodwill, we determined that the remaining goodwill assigned to each of our reporting units was fully impaired and thus recognized an aggregate goodwill impairment charge of $801.1 million during the second quarter of 2011. The goodwill impairment charge has been recorded at each of our reporting units as follows:

Reporting Unit
RHDI	$250,518
DME Inc.	236,159
DMW Inc.	314,397
Total	$801,074

The goodwill impairment charge had no impact on current or future operating cash flow or compliance with debt covenants. Since the remaining goodwill assigned to each of our reporting units was fully impaired during the second quarter of 2011, our annual impairment test of goodwill was not performed as of October 31, 2011. As of December 31, 2011, the Company has no recorded goodwill at any of its reporting units.

Based upon the decline in the trading value of our debt and equity securities and changes in management, among other indicators, the Company performed impairment tests of its goodwill, definite-lived intangible assets and other long-lived assets as of September 30, 2010 and June 30, 2010. As a result of these impairment tests, we recognized a non-goodwill intangible asset impairment charge associated with trade names and trademarks, technology, local customer relationships and other from our former Business.com reporting unit of $21.6 million and a goodwill impairment charge of $1,137.6 million, for a total impairment charge of $1,159.3 million during the eleven months ended December 31, 2010.

During the fourth quarter of 2010, the Company recognized a reduction in goodwill of $158.4 million related to the finalization of cancellation of indebtedness income and tax attribute reduction calculations required to be performed at December 31, 2010 associated with fresh start accounting.

The change in the carrying amount of goodwill since it was established in fresh start accounting as of the Fresh Start Reporting Date is as follows:

Balance at February 1, 2010		$2,097,124
Goodwill impairment charges during 2010	(1,137,623)
Reduction in goodwill during 2010	(158,427)
Total adjustment to goodwill during 2010		(1,296,050)
Goodwill impairment charge during the second quarter of 2011		(801,074)
Balance at December 31, 2011		$—

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

See Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies – Identifiable Intangible Assets and Goodwill” and our Annual Report on Form 10-K for the year ended December 31, 2010 for information on the Company’s and the Predecessor Company’s impairment testing of goodwill, definite-lived intangible assets and other long-lived assets, critical estimates, assumptions and methodologies used for the impairment testing and the impairment charges recognized during the year ended December 31, 2011, eleven months ended December 31, 2010 and year ended December 31, 2009.

At December 31, 2011, the net carrying value of our intangible assets totaled $2,182.1 million. Amortization expense related to the Company’s intangible assets was $187.1 million for the year ended December 31, 2011 and $167.0 million for the eleven months ended December 31, 2010. Amortization expense of the Predecessor Company for the one month ended January 31, 2010 and the year ended December 31, 2009 was $15.6 million and $514.6 million, respectively. Had the aggregate net book value of our intangible assets as of December 31, 2011 been impaired by an incremental 1%, net loss for the year ended December 31, 2011 would have been adversely impacted by approximately $17.6 million. See Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies – Identifiable Intangible Assets and Goodwill” for additional information on our intangible assets. The combined weighted average useful life of our identifiable intangible assets at December 31, 2011 is 20 years. The weighted average useful lives and amortization methodology for each of our identifiable intangible assets at December 31, 2011 are shown in the following table:

Intangible Asset	Weighted Average Useful Lives	Amortization Methodology
Directory services agreements	25 years	Income forecast method (1)
Local customer relationships	13 years	Income forecast method (1)
National customer relationships	24 years	Income forecast method (1)
Trade names and trademarks	13 years	Straight-line method
Technology, advertising commitments and other	7 years	Income forecast method (1)

(1)
These identifiable intangible assets are being amortized under the income forecast method, which assumes the value derived from these intangible assets is greater in the earlier years and steadily declines over time.

The Company evaluates the remaining useful lives of identifiable intangible assets and other long-lived assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible assets and other long-lived assets would be amortized prospectively over that revised remaining useful life. The Company evaluated the remaining useful lives of identifiable intangible assets and other long-lived assets during the year ended December 31, 2011 by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit we have over competing independent publishers in our markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on our evaluation as of December 31, 2011, the Company has determined that the estimated useful lives of intangible assets presented above reflect the period they are expected to contribute to future cash flows and are therefore deemed appropriate.

In conjunction with our impairment testing as of May 31, 2011 and evaluation of remaining useful lives of identifiable intangible assets and other long-lived assets, the Company determined that the estimated useful lives of intangible assets continued to be deemed appropriate. However, revisions to our long-term forecast, which was used for our impairment testing as of May 31, 2011, had a direct impact on the timing of amortization expense associated with intangible assets that are amortized using the income forecast method. The Company experienced an increase in amortization expense of $34.3 million during 2011 resulting from these changes. Had the remaining useful lives of the intangible assets been shortened by 10%, net loss for the year ended December 31, 2011 would have been adversely impacted by $15.7 million.

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

See our Annual Report on Form 10-K for the year ended December 31, 2010 for detailed information on the critical estimates, assumptions and methodologies used in determining the Company’s enterprise value and reorganization value and the fair values of our assets and liabilities in fresh start accounting, as well as the impact of emergence from reorganization and fresh start accounting on our financial position, results of operations and cash flows.

Income Taxes
We account for income taxes under the asset and liability method in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”).
Our deferred income tax liabilities and assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. We adjust our deferred income tax liabilities and assets, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We establish a valuation allowance to offset any deferred income tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized.

We recognize uncertain income tax positions taken or expected to be taken on tax returns at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

See Item 8, “Financial Statements and Supplementary Data” - Note 7, “Income Taxes,” for more information regarding our (provision) benefit for income taxes.

In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves uncertainties in the application of complex tax laws. The Company recognizes potential liabilities for anticipated tax audit issues based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although the Company believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.
As part of the Company’s financial reporting process, we must assess the likelihood that our deferred income tax assets can be recovered. Unless recovery is more likely than not, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred income tax assets that are not likely to be recovered. In this process, certain relevant criteria are evaluated including the existence of deferred income tax liabilities that can be used to absorb deferred income tax assets and taxable income in future years. The Company’s judgment regarding future taxable income may change due to future market conditions, changes in U.S. tax laws and other factors. These changes, if any, may require material adjustments to deferred income tax assets and an accompanying adjustment to net income (loss) in the period when such determinations are made.

In addition, the Company operates in multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. The Company maintains a liability for estimated income tax exposures and in our opinion adequate provision for income taxes has been made for all years.

Allowance for Doubtful Accounts and Sales Claims
The Company records revenue net of an allowance for sales claims. In addition, the Company records a provision for bad debts. The provision for bad debts and allowance for sales claims are estimated based on historical experience. The Company also evaluates the current condition of client balances, bankruptcy filings, any change in credit policy, historical charge-off patterns, recovery rates and other data when determining an allowance for doubtful accounts reserve. The Company reviews these estimates periodically to assess whether additional adjustment is needed based on economic events or other circumstances, including actual experience at the end of the billing and collection cycle. The Company believes that the allowance for doubtful accounts and sales claims is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the factors noted above or in the overall economy could materially change these expectations. The provisions for sales claims and doubtful accounts are estimated based on a percentage of revenue. Accordingly, an additional 1% change in either of these allowance percentages would have impacted net loss for the year ended December 31, 2011 by approximately $12.1 million.

Pension Benefits
The Company’s pension plan obligations and related assets of the defined benefit pension plans are presented in Item 8, “Financial Statements and Supplementary Data” - Note 9, “Benefit Plans.” Plan assets consist primarily of marketable equity and debt instruments and are valued using market quotations. The determination of plan obligations and annual pension expense requires management to make a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the long-term expected return on plan assets. For the year ended December 31, 2011, eleven months ended December 31, 2010, one month ended January 31, 2010 and year ended December 31, 2009, the Company and the Predecessor Company utilized an outsource provider’s yield curve to determine the appropriate discount rate for each of the defined benefit pension plans based on the individual plans’ expected future cash flows. Asset returns are based upon the long-term anticipated average rate of earnings expected on invested funds of the plan. Salary increase assumptions were based upon historical experience and anticipated future management actions.

The following assumptions were used in determining the Company’s net periodic benefit expense (income) for the Dex One Retirement Plan and Dex Media Pension Plan:

	Dex One Retirement Plan		Dex Media Pension Plan
	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010	June 1, 2011 through December 31, 2011	January 1, 2011 through May 31, 2011	Eleven Months Ended December 31, 2010
Weighted average discount rate	5.30%	5.70%	4.95%	5.06%	5.70%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%

The following assumptions were used in determining the Predecessor Company’s net periodic benefit expense (income) for the Dex One Retirement Plan and Dex Media Pension Plan:

	Dex One Retirement Plan		Dex Media Pension Plan
	One Month Ended January 31, 2010	Year Ended December 31, 2009	One Month Ended January 31, 2010	June 1, 2009 through December 31, 2009	January 1, 2009 through May 31, 2009
Weighted average discount rate	5.70%	5.87%	5.70%	6.87%	5.87%
Rate of increase in future compensation	—	—	—	3.66%	3.66%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%

Net periodic pension expense recognized by the Company during the year ended December 31, 2011 was $1.0 million. A 1% increase in the discount rate would affect net loss for the year ended December 31, 2011 by approximately $0.8 million and a 1% decrease in the discount rate would affect net loss for the year ended December 31, 2011 by approximately $0.1 million. A 1% increase or decrease in the long-term rate of return on plan assets would affect net loss for the year ended December 31, 2011 by approximately $1.5 million. Net periodic pension (income) expense recognized by the Company and the Predecessor Company during the eleven months ended December 31, 2010, one month ended January 31, 2010 and year ended December 31, 2009 were $(3.5) million, $(0.1) million and $7.8 million, respectively.

On December 31, 2011, settlements of the Dex One Retirement Plan, the Dex Media Pension Plan and the Dex One Pension Benefit Equalization Plan occurred and on May 31, 2011, settlements of the Dex Media Pension Plan occurred. At those times, lump sum payments to participants exceeded the sum of the service cost plus interest cost components of the net periodic benefit expense for the year. These settlements resulted in the recognition of actuarial losses of $2.7 million for the year ended December 31, 2011.

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

Stock-Based Compensation
The fair value of our stock options and stock appreciation rights (“SARs”) that do not have a market condition is calculated using the Black-Scholes model at the time the stock-based awards are granted. The fair value of our stock options and SARs that have a market condition is calculated using the Monte Carlo model at the time the stock-based awards are granted. The use of the Black-Scholes and Monte Carlo models require significant judgment and the use of estimates, particularly for assumptions such as expected volatility, risk-free interest rates and expected lives to value stock-based awards, forfeiture rates to recognize stock-based compensation expense, and derived service periods for allocation of stock-based compensation expense associated with stock-based awards that have a market condition. The Company granted 1.8 million stock options and SARs and 0.6 million shares of restricted stock during the year ended December 31, 2011. The Company granted 2.1 million stock options and SARs and 0.2 million shares of restricted stock during the eleven months ended December 31, 2010. The Predecessor Company did not grant any stock options, SARs or restricted stock during the one month ended January 31, 2010 or year ended December 31, 2009. The Company used an estimated weighted average forfeiture rate in determining stock-based compensation expense of 6.3% and 8.9% for the year ended December 31, 2011 and eleven months ended December 31, 2010, respectively. The Predecessor Company used an estimated weighted average forfeiture rate in determining stock-based compensation expense of 8.0% during the first quarter of 2009 and 10.2% for the remainder of 2009 and January 2010.

The following assumptions were used in valuing stock-based awards and for recognition and allocation of stock-based compensation expense for the year ended December 31, 2011 and eleven months ended December 31, 2010:

	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010
Expected volatility	43.0%	37.3%
Risk-free interest rate	2.9%	2.6%
Expected life	8.9 Years	7.1 Years
Derived service period (grants using Monte Carlo model)	3.6 Years	3.6 Years
Forfeiture rate	6.3%	8.9%
Dividend yield	—%	—%

Since the Company recently emerged from bankruptcy, we do not have sufficient Company-specific historical data in order to determine certain assumptions used for valuing stock-based awards. As such, the Company utilized data from industry sources and peer and competitive company data in order to estimate the expected volatility assumption used for valuing stock-based awards during the year ended December 31, 2011 and eleven months ended December 31, 2010. The expected life represents the period of time that stock-based awards granted are expected to be outstanding. The Company estimated the expected life by using the simplified method permitted by Staff Accounting Bulletin No. 110, Use of a Simplified Method in Developing Expected Term of Share Options, as these stock-based awards satisfied the “plain vanilla” criteria. The simplified method calculates the expected life as the average of the vesting and contractual terms of the award. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted by the Company. During the year ended December 31, 2011 and eleven months ended December 31, 2010, the Company used actual voluntary turnover data to estimate a weighted average forfeiture rate. The Predecessor Company used historical data to estimate a weighted average forfeiture rate for the one month ended January 31, 2010 and year ended December 31, 2009. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. Derived service periods associated with stock-based awards that have a market condition were calculated by determining the average time until the Company’s stock price reached the given exercise price across the Monte Carlo simulations. For simulations where the stock price did not reach the exercise price, the Company has excluded such paths.

These assumptions reflect our best estimates, but they involve inherent uncertainties based on certain conditions generally outside of our control. As a result, if other assumptions had been used, total stock-based compensation expense could have been materially impacted. Furthermore, if we use different assumptions for future grants, stock-based compensation expense could be materially impacted in future periods.

See Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies – Stock-Based Awards” and Note 8, “Stock Incentive Plans” for additional information.

Fair Value of Financial Instruments
At December 31, 2011 and 2010, the fair value of cash and cash equivalents, accounts receivable, net and accounts payable and accrued liabilities approximated their carrying value based on the net short-term nature of these instruments. All of the Company’s assets and liabilities were fair valued as of the Fresh Start Reporting Date in connection with our adoption of fresh start accounting. See our Annual Report on Form 10-K for the year ended December 31, 2010 for detailed information on the methodology and assumptions used to value our assets and liabilities in conjunction with our adoption of fresh start accounting. Estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

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

Level 1 – Unadjusted quoted market prices in active markets for identical assets and liabilities.

Level 2 – Observable inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions, or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Prices or valuations that require inputs that are both significant to the measurement and unobservable.

As required by FASB ASC 820, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company had interest rate swaps with a notional amount of $500.0 million and interest rate caps with a notional amount of $400.0 million at December 31, 2011 and 2010 that are measured at fair value on a recurring basis. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 and 2010, respectively, and the level within the fair value hierarchy in which the fair value measurements were included.

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Derivatives:	December 31, 2011	December 31, 2010
Interest Rate Swap – Liabilities	$(2,694)	$(6,365)
Interest Rate Cap – Assets	$5	$308

There were no transfers of assets or liabilities into or out of Levels 1, 2 or 3 during the year ended December 31, 2011 or eleven months ended December 31, 2010. The Company has established a policy of recognizing transfers between levels in the fair value hierarchy as of the end of a reporting period.

The Company’s long-term debt obligations are not measured at fair value on a recurring basis, however we present the fair value of the Dex One Senior Subordinated Notes, which is defined in “Liquidity and Capital Resources” below, and our amended and restated credit facilities in Item 8, “Financial Statements and Supplementary Data” - Note 5, “Long-Term Debt, Credit Facilities and Notes.” The Company has utilized quoted market prices, where available, to compute the fair market value of these long-term debt obligations at December 31, 2011 and 2010. The Dex One Senior Subordinated Notes are categorized within Level 1 of the fair value hierarchy and our amended and restated credit facilities are categorized within Level 2 of the fair value hierarchy.

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

Fair value for our derivative instruments was derived using pricing models based on a market approach. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value for each of our derivative instruments incorporate specific contract terms for valuation inputs, including effective dates, maturity dates, interest rate swap pay rates, interest rate cap rates and notional amounts, as disclosed and presented in Item 8, “Financial Statements and Supplementary Data” - Note 6, “Derivative Financial Instruments,” interest rate yield curves, and the creditworthiness of the counterparty and the Company. Counterparty credit risk and the Company’s credit risk could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. At December 31, 2011, the impact of applying counterparty credit risk in determining the fair value of our derivative instruments was an increase to our derivative instruments liability of less than $0.1 million. At December 31, 2011, the impact of applying the Company’s credit risk in determining the fair value of our derivative instruments was a decrease to our derivative instruments liability of $1.1 million.

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

Benefit Plan Assets
The fair value of the assets held in the Dex One Retirement Account Master Trust (“Master Trust”) at December 31, 2011 and 2010, by asset category, is as follows:

	Fair Value Measurements at December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs
	Total	(Level 1)	(Level 2)
Cash	$15	$15	$—
U.S. Government securities (a)	18,686	—	18,686
Common/collective trusts (b)	66,188	—	66,188
Corporate debt (c)	21,146	—	21,146
Corporate stock (d)	18,476	18,476	—
Registered investment companies (e)	19,631	19,631	—
Real estate investment trust (f)	127	127	—
Credit default swaps and futures (g)	1,161	—	1,161
Collective Fund – Group Trust (h)	28,928	—	28,928
Total	$174,358	$38,249	$136,109

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs
	Total	(Level 1)	(Level 2)
Cash	$460	$460	$—
U.S. Government securities (a)	23,210	—	23,210
Common/collective trusts (b)	67,375	—	67,375
Corporate debt (c)	19,736	—	19,736
Corporate stock (d)	19,720	19,720	—
Registered investment companies (e)	29,860	29,860	—
Real estate investment trust (f)	338	338	—
Credit default swaps and futures (g)	1,149	—	1,149
Collective Fund – Group Trust (h)	25,479	—	25,479
Total	$187,327	$50,378	$136,949

(a)
This category includes investments in U.S. Government bonds, government mortgage-backed securities, index-linked government bonds, guaranteed commercial paper, short-term treasury bills and notes. Fair value for these assets is determined using a bid evaluation process of observable, market based inputs effective as of the last business day of the plan year.

(b)
This category includes investments in two common/collective funds of which 82% is invested in stocks comprising the Russell 1000 equity index and the remaining 18% is comprised of short-term investments at December 31, 2011 and 89% is invested in stocks comprising the Russell 1000 equity index and the remaining 11% is comprised of short-term investments at December 31, 2010. Fair value for these assets is calculated based upon a compilation of observable market information.

(c)
This category includes investments in corporate bonds, commercial mortgage-backed and asset-backed securities, collateralized mortgage obligations and commercial paper. Fair value for these assets is determined using a bid evaluation process of observable, market based inputs effective as of the last business day of the plan year.

(d)
This category includes investments in small cap stocks across diverse industries. Fair value for these assets is determined using quoted market prices on a recognized securities exchange at the last reported trading price on the last business day of the plan year.

(e)
This category is comprised of one mutual fund that invests in intermediate term fixed income instruments such as treasuries and high grade corporate bonds. Fair value for these assets is determined using quoted market prices on a recognized securities exchange at the last reported trading price on the last business day of the plan year.

(f)	This category is comprised of a healthcare real estate investment trust. Fair value for these assets is determined based on exchange traded market prices.

(g)
This category includes investments in a combination of 5, 10 and 20 year U.S. Treasury bond futures, equity index futures and credit default swaps. Fair value for these assets is determined based on either settlement prices, prices on a recognized securities exchange or a mid/bid evaluation process using observable, market based inputs.

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
See Item 8, “Financial Statements and Supplementary Data” - Note 9, “Benefit Plans,” for further information regarding our benefit plans.

RESULTS OF OPERATIONS
Factors Affecting Comparability
Fresh Start Accounting Adjustments – Non-GAAP Analysis
The Successor Company adopted fresh start accounting and reporting on the Fresh Start Reporting Date. The financial statements as of the Fresh Start Reporting Date report the results of Dex One with no beginning retained earnings or accumulated deficit. Any presentation of Dex One represents the financial position and results of operations of a new reporting entity and is not comparable to prior periods presented by the Predecessor Company. The financial statements for periods ended prior to the Fresh Start Reporting Date do not include the effect of any changes in the Predecessor Company’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

As a result of the deferral and amortization method of revenue recognition, recognized gross advertising revenues reflect the amortization of advertising sales consummated in prior periods as well as in the current period. The adoption of fresh start accounting had a significant impact on the financial position and results of operations of the Successor Company commencing on the Fresh Start Reporting Date. Consistent with the Predecessor Company’s historical application of the purchase method of accounting for business combinations included in FASB ASC 805, Business Combinations, fresh start accounting precluded us from recognizing advertising revenue and certain expenses associated with advertising sales fulfilled prior to the Fresh Start Reporting Date. Thus, our reported results for the eleven months ended December 31, 2010 were not indicative of our underlying operating and financial performance and are not comparable to any current period presentation. The adoption of fresh start accounting did not have any impact on cash flows from operations.

Accordingly, management has provided a non-GAAP analysis below that compares net revenues through depreciation and amortization expenses on the consolidated statements of operations for the following periods:

•	GAAP results of the Successor Company for the year ended December 31, 2011 to Non-GAAP Combined Adjusted Results for the year ended December 31, 2010; and

•	Non-GAAP Combined Adjusted Results for the year ended December 31, 2010 to the Predecessor Company’s GAAP results for the year ended December 31, 2009.

Non-GAAP Combined Adjusted Results (1) combines GAAP results of the Successor Company for the eleven months ended December 31, 2010 and GAAP results of the Predecessor Company for the one month ended January 31, 2010 and (2) adjusts these combined amounts to (i) eliminate the fresh start accounting impact on revenue and certain related expenses noted above and (ii) exclude cost-uplift recorded under fresh start accounting. Deferred directory costs that are included in prepaid expenses and other current assets on the consolidated balance sheet, such as print, paper, distribution and commissions, relate to directories that have not yet been published. Deferred directory costs have been recorded at fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directory, plus (c) a normal profit margin. This incremental fresh start accounting adjustment to step up the recorded value of the deferred directory costs to fair value is hereby referred to as “cost-uplift.” Cost-uplift has been amortized over the terms of the applicable directories, not to exceed twelve months, and has been allocated between production and distribution expenses and selling and support expenses based upon the category of the deferred directory costs that were fair valued. Fresh start accounting had an immaterial impact on our results of operations for the year ended December 31, 2011 and therefore, we have not adjusted our GAAP results for this period in the non-GAAP analysis below.

Management believes that the presentation of Non-GAAP Combined Adjusted Results will help financial statement users better understand the material impact fresh start accounting had on the Successor Company’s results of operations for the eleven months ended December 31, 2010 and also offers a non-GAAP normalized comparison to GAAP results of the Successor Company for the year ended December 31, 2011 and GAAP results of the Predecessor Company for the year ended December 31, 2009. The Non-GAAP Combined Adjusted Results presented below are reconciled to the most comparable GAAP measures. While the Non-GAAP Combined Adjusted Results exclude the effects of fresh start accounting, it must be noted that the Non-GAAP Combined Adjusted Results are not comparable to the Successor Company’s GAAP results for the year ended December 31, 2011 or the Predecessor Company’s GAAP results for the year ended December 31, 2009 and should not be treated as such.

Impairment Charges– Non-GAAP Analysis
The Successor Company has removed the goodwill impairment charge recognized during the second quarter of 2011 totaling $801.1 million from GAAP results for year ended December 31, 2011 and as such, we are presenting Non-GAAP Adjusted Results for impairment charges and operating income (loss) on the consolidated statement of operations for this period below. The Successor Company has also removed the goodwill and non-goodwill intangible asset impairment charges totaling $1,159.3 million from GAAP results for the eleven months ended December 31, 2010 and as such, we are presenting Non-GAAP Combined Adjusted Results for impairment charges and operating income (loss) on the consolidated statement of operations for this period below. The Predecessor Company has removed the non-goodwill intangible asset impairment charge totaling $7,337.8 million from GAAP results for the year ended December 31, 2009 and as such, we are presenting Non-GAAP Adjusted Results for impairment charges and operating income (loss) on the consolidated statement of operations for this period below.

GAAP Analysis
In order to emphasize the importance of GAAP results, Management has also provided a separate GAAP analysis below for the following periods:

•
GAAP results of the Successor Company and Predecessor Company for line items below operating income (loss) on the consolidated statements of operations for the years ended December 31, 2011 and 2009, respectively, as management believes these line items should not be combined or compared for the non-GAAP analysis noted above based upon distinct differences in their composition between the Successor Company and Predecessor Company and the reporting periods presented; and

•
GAAP results of the Successor Company and Predecessor Company for the eleven months ended December 31, 2010 and one month ended January 31, 2010, respectively, as line items above operating income (loss) on the consolidated statements of operations comprise Non-GAAP Combined Adjusted Results and are included in the non-GAAP analysis noted above and line items below operating income (loss) should not be combined or compared for reasons discussed above.

This GAAP analysis includes a discussion of results for each individual reporting period, however does not provide a comparison of results between the individual reporting periods due to the reasons discussed above.

Reclassifications
In conjunction with the Restructuring Actions that commenced during the fourth quarter of 2010 and the resulting changes in our organizational structure, certain prior period amounts included in the consolidated statements of operations have been reclassified to conform to the current period’s presentation. See Item 8, “Financial Statements and Supplementary Data” - Note 4, “Restructuring Charges” for additional information. These reclassifications had no impact on operating income (loss) or net income (loss) for the eleven months ended December 31, 2010, one month ended January 31, 2010 or year ended December 31, 2009.

GAAP Results (Net Revenues Through Depreciation and Amortization Expenses) and Non-GAAP Adjusted Results (Impairment Charges and Operating Income (Loss)) for the Year Ended December 31, 2011 compared to Non-GAAP Combined Adjusted Results for the Year Ended December 31, 2010

Net Revenues
The components of our GAAP net revenues for the year ended December 31, 2011 and non-GAAP combined adjusted net revenues for the year ended December 31, 2010 were as follows:

	Successor Company	Successor Company	Predecessor Company			Non-GAAP Combined Adjusted
(amounts in millions)	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010	Fresh Start Adjustments		Year Ended December 31, 2010	$ Change	% Change
Gross advertising revenues	$1,475.0	$824.4	$161.4	$799.3	(1)	$1,785.1	$(310.1)	(17.4)%
Sales claims and allowances	(15.9)	(9.9)	(3.5)	(14.0)	(1)	(27.4)	11.5	42.0
Net advertising revenues	1,459.1	814.5	157.9	785.3		1,757.7	(298.6)	(17.0)
Other revenues	21.5	16.4	2.5	5.6	(1)	24.5	(3.0)	(12.2)
Total	$1,480.6	$830.9	$160.4	$790.9		$1,782.2	$(301.6)	(16.9)%

(1)
Represents gross advertising revenues, sales claims and allowances and other revenues for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the eleven months ended December 31, 2010 absent our adoption of fresh start accounting required under GAAP.

Our advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish. Advertising revenues also include revenues from our Internet-based marketing solutions including online directories, such as DexKnows.com and DexNet. Advertising revenues are affected by several factors, including changes in the quantity, size and characteristics of advertisements, acquisition of new customers, renewal rates of existing customers, premium advertisements sold, changes in advertisement pricing, the introduction of new marketing solutions, an increase in competition and more fragmentation in the local business search market and general economic factors. Revenues with respect to print advertising and Internet-based marketing solutions that are sold with print advertising are recognized under the deferral and amortization method whereby revenues are initially deferred when a directory is published, net of sales claims and allowances, and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to Internet-based marketing solutions that are sold standalone, such as DexNet, are recognized ratably over the life of the contract commencing when they are first delivered or fulfilled. Revenues with respect to our marketing solutions that are performance-based are recognized as the service is delivered or fulfilled. Commencing in late 2011, the Company began to offer customers the ability to purchase digital marketing solutions for shorter time frames than our standard one year contract.

GAAP gross advertising revenues for the year ended December 31, 2011 decreased $310.1 million, or 17.4% from non-GAAP combined adjusted gross advertising revenues for the year ended December 31, 2010. The decline in GAAP gross advertising revenues for the year ended December 31, 2011 is related to our print products, primarily as a result of continuing declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our customers’ markets, (4) an increase in competition and more fragmentation in local business search and (5) the migration of customers to digital marketing solutions. The decline in GAAP gross advertising revenues is also a result of recognizing approximately one month of revenues from Business.com in 2011 compared to a full year of revenues in 2010 due to the sale of substantially all net assets of Business.com in February 2011, as well as not recognizing revenues in 2011 associated with a certified marketing representative (“CMR”) who is under financial distress and is winding down its operations. Declines in GAAP print advertising revenues are partially offset by increased GAAP advertising revenues associated with our digital marketing solutions, driven by new partnerships entered into in 2011, a focus on providing targeted solution bundled packages to our customers, new digital products and services introduced in 2011, as well as the migration of customers to digital marketing solutions.

GAAP sales claims and allowances for the year ended December 31, 2011 decreased $11.5 million, or 42.0% from non-GAAP combined adjusted sales claims and allowances for the year ended December 31, 2010. The decline in GAAP sales claims and allowances for the year ended December 31, 2011 is primarily due to lower claims experience as a result of process improvements and operating efficiencies, which improved print copy quality in certain of our markets, as well as lower advertising sales volume.

Expenses
The components of our GAAP and non-GAAP adjusted expenses for the year ended December 31, 2011 and non-GAAP combined adjusted expenses for year ended December 31, 2010 were as follows:

	Successor Company			Non-GAAP Adjusted	Successor Company	Predecessor Company			Non-GAAP Combined Adjusted
(amounts in millions)	Year Ended December 31, 2011	Adjustment		Year Ended December 31, 2011	Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010	Fresh Start and Other Adjustments		Year Ended December 31, 2010	$ Change	% Change
Production and distribution expenses	$287.2	$—		$287.2	$213.3	$26.9	$81.3	(1)	$321.5	$(34.3)	(10.7)%
Selling and support expenses	426.8	—		426.8	386.1	40.9	79.0	(1)	506.0	(79.2)	(15.7)
General and administrative expenses	144.1	—		144.1	148.8	8.3	—		157.1	(13.0)	(8.3)
Depreciation and amortization expenses	251.8	—		251.8	217.7	20.2	—		237.9	13.9	5.8
Impairment charges	801.1	(801.1)	(2)	—	1,159.3	—	(1,159.3)	(2)	—	—	—
Total	$1,911.0	$(801.1)		$1,109.9	$2,125.2	$96.3	$(999.0)		$1,222.5	$(112.6)	(9.2)%

(1)
Represents (a) certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the eleven months ended December 31, 2010 absent our adoption of fresh start accounting required under GAAP and (b) the exclusion of cost-uplift recorded under fresh start accounting.

(2)
The goodwill impairment charge has been removed from GAAP results for the year ended December 31, 2011. The goodwill and non-goodwill intangible asset impairment charges have been removed from GAAP results for the eleven months ended December 31, 2010.

Certain costs directly related to the selling and production of directories are initially deferred and then amortized ratably over the life of the directories under the deferral and amortization method of accounting to match revenue recognized relating to such directories, with cost recognition commencing in the month directory distribution is substantially complete. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Sales commissions include amounts paid to employees for sales to local customers and to CMRs, which act as our channel to national customers. All other expenses, such as sales person salaries, sales manager compensation, sales office occupancy, publishing and information technology services, are not specifically identifiable to a particular directory and are recognized as incurred. Except for certain expenses associated with advertising sales fulfilled prior to the Fresh Start Reporting Date, which fresh start accounting precluded us from recognizing, our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant.

Production and Distribution Expenses
GAAP production and distribution expenses for the year ended December 31, 2011 were $287.2 million compared to non-GAAP combined adjusted production and distribution expenses of $321.5 million for the year ended December 31, 2010. The primary components of the $34.3 million, or 10.7%, decrease in GAAP production and distribution expenses for the year ended December 31, 2011 were as follows:

(amounts in millions)	Year Ended December 31, 2011
Lower Internet production and distribution expenses	$(23.9)
Lower print, paper and distribution expenses	(10.8)
All other, net	0.4
Total decrease in GAAP production and distribution expenses for the year ended December 31, 2011	$(34.3)

GAAP Internet production and distribution expenses for the year ended December 31, 2011 declined $23.9 million compared to non-GAAP combined adjusted Internet production and distribution expenses for the year ended December 31, 2010. The decline in GAAP Internet production and distribution expenses is primarily a result of recognizing approximately one month of expenses from Business.com in 2011 compared to a full year of expenses in 2010 due to the sale of substantially all net assets of Business.com in February 2011. These declines are partially offset by increased purchased traffic costs that direct traffic to our website driven by higher cost per click rates.

GAAP print, paper and distribution expenses for the year ended December 31, 2011 declined $10.8 million compared to non-GAAP combined adjusted print, paper and distribution expenses for the year ended December 31, 2010 primarily due to lower page volumes associated with declines in print advertisements.

Selling and Support Expenses
GAAP selling and support expenses for the year ended December 31, 2011 were $426.8 million compared to non-GAAP combined adjusted selling and support expenses of $506.0 million for the year ended December 31, 2010. The primary components of the $79.2 million, or 15.7%, decrease in GAAP selling and support expenses for the year ended December 31, 2011 were as follows:

(amounts in millions)	Year Ended December 31, 2011
Lower commissions and salesperson expenses	$(21.7)
Lower marketing expenses	(19.3)
Lower bad debt expense	(13.0)
Lower advertising expenses	(11.1)
Lower directory publishing expenses	(6.5)
Lower billing, credit and collection expenses	(4.7)
All other, net	(2.9)
Total decrease in GAAP selling and support expenses for the year ended December 31, 2011	$(79.2)

GAAP commissions and salesperson expenses for the year ended December 31, 2011 decreased $21.7 million compared to non-GAAP combined adjusted commissions and salesperson expenses for the year ended December 31, 2010, primarily due to lower advertising sales and its effect on variable-based commissions, lower headcount and declines in commissions associated with a CMR who is under financial distress and is winding down its operations, partially offset by an increase in salesperson training expenses.

GAAP marketing expenses for the year ended December 31, 2011 declined $19.3 million compared to non-GAAP combined adjusted marketing expenses for the year ended December 31, 2010, due to lower headcount and reduced interactive marketing spend, primarily related to the sale of substantially all net assets of Business.com in February 2011 as noted above.

GAAP bad debt expense for the year ended December 31, 2011 declined $13.0 million compared to non-GAAP combined adjusted bad debt expense for the year ended December 31, 2010, primarily due to effective credit and collections practices, which have driven improvement in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers and advertising sales, partially offset by write-off experience associated with the CMR referenced above and its impact on allowance factors. GAAP bad debt expense for the year ended December 31, 2011 represented 3.5% of our net revenue, compared to 3.7% for the non-GAAP combined adjusted year ended December 31, 2010.

GAAP advertising expenses for the year ended December 31, 2011 decreased $11.1 million compared to non-GAAP combined adjusted advertising expenses for the year ended December 31, 2010, primarily due to a reduction in media spend in 2011.

GAAP directory publishing expenses for the year ended December 31, 2011 declined $6.5 million compared to non-GAAP combined adjusted directory publishing expenses for the year ended December 31, 2011, primarily due to declines in print advertisements and lower headcount.

GAAP billing, credit and collection expenses for the year ended December 31, 2011 declined $4.7 million compared to non-GAAP combined adjusted billing, credit and collection expenses for the year ended December 31, 2011, primarily due to lower headcount.

General and Administrative Expenses
GAAP general and administrative (“G&A”) expenses for the year ended December 31, 2011 were $144.1 million compared to non-GAAP combined adjusted G&A expenses of $157.1 million for the year ended December 31, 2010. The primary components of the $13.0 million, or 8.3%, decrease in GAAP G&A expenses for the year ended December 31, 2011 were as follows:

(amounts in millions)	Year Ended December 31, 2011
Expenses associated with departure of Chief Executive Officer in 2010	$(9.5)
Lower information technology (“IT”) expenses	(5.0)
Higher restructuring expenses	6.4
All other, net	(4.9)
Total decrease in GAAP G&A expenses for the year ended December 31, 2011	$(13.0)

During the non-GAAP combined adjusted year ended December 31, 2010, we recognized expenses of $9.5 million associated with the departure of our former Chief Executive Officer. There were no comparable expenses recognized during the year ended December 31, 2011.

GAAP IT expenses for the year ended December 31, 2011 declined $5.0 million compared to non-GAAP combined adjusted IT expenses for the year ended December 31, 2010, primarily due to lower headcount.

During the fourth quarter of 2010 we commenced the Restructuring Actions, which continued throughout 2011. As a result of the Restructuring Actions, the Company recognized a restructuring charge of $25.0 million during the year ended December 31, 2011. During the fourth quarter of 2010, the Company recorded a restructuring charge of $18.6 million associated with the Restructuring Actions. This represents an increase in restructuring expenses of $6.4 million for the year ended December 31, 2011.

The decrease in All other, net for the year ended December 31, 2011 of $4.9 million is primarily due to declines in general corporate expenses, primarily related to lower headcount and lower professional dues and fees.

Depreciation and Amortization Expenses
GAAP depreciation and amortization expenses for the year ended December 31, 2011 were $251.8 million, compared to combined depreciation and amortization expenses of $237.9 million for the year ended December 31, 2010. GAAP amortization of intangible assets was $187.1 million for the year ended December 31, 2011, compared to combined amortization of intangible assets of $182.6 million for the year ended December 31, 2010. The increase in GAAP intangible asset amortization expense for the year ended December 31, 2011 is primarily a result of additional amortization expense associated with revisions to our long-term forecast that had a direct impact on the timing of amortization expense associated with intangible assets that are amortized using the income forecast method. See below for additional information. The income forecast amortization methodology assumes the value derived from our intangible assets and associated amortization expense is greater in the earlier years and steadily declines over time. This increase in GAAP intangible asset amortization expense is offset by not recognizing any amortization expense for Business.com intangible assets in 2011, as these intangible assets were fully impaired during 2010, as well as the impact of the income forecast amortization methodology discussed above.

In conjunction with our impairment testing as of May 31, 2011, the Company evaluated the remaining useful lives of identifiable intangible assets and other long-lived assets. Based on this evaluation, the Company determined that the estimated useful lives of intangible assets continued to be deemed appropriate as of May 31, 2011. However, revisions to our long-term forecast, which was used for our impairment testing as of May 31, 2011, had a direct impact on the timing of amortization expense associated with intangible assets that are amortized using the income forecast method. The Company experienced an increase in amortization expense of $34.3 million during 2011 resulting from these changes. See Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies – Identifiable Intangible Assets and Goodwill” for additional information.

GAAP depreciation of fixed assets and amortization of computer software was $64.7 million for the year ended December 31, 2011 compared to combined depreciation of $55.3 million for the year ended December 31, 2010. The increase in GAAP depreciation expense for the year ended December 31, 2011 is primarily due to software development capital projects placed into service during the later part of 2010 and first half of 2011, as well as accelerated depreciation expense related to facilities that have been abandoned as a result of the Restructuring Actions.

Impairment Charges
Based upon the continued decline in the trading value of our debt and equity securities, revisions made to our long-term forecast and changes in management, the Company concluded there were indicators of impairment as of May 31, 2011. As a result, we performed impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets as of May 31, 2011. The impairment testing results for recoverability of our definite-lived intangible assets and other long-lived assets indicated they were recoverable and thus no impairment test was required as of May 31, 2011. Based upon the testing results of our goodwill, we determined that the remaining goodwill assigned to each of our reporting units was fully impaired and thus recognized an aggregate goodwill impairment charge of $801.1 million during second quarter of 2011, which was recorded at each of our reporting units. As of December 31, 2011, the Company has no recorded goodwill at any of its reporting units.

During the three months ended September 30, 2010 and June 30, 2010, the Company concluded that there were indicators of impairment and as a result, we performed impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets as of September 30, 2010 and June 30, 2010. The testing results of our definite-lived intangible assets and other long-lived assets resulted in a non-goodwill intangible asset impairment charge of $4.3 million and $17.3 million during the three months ended September 30, 2010 and June 30, 2010, respectively, for a total non-goodwill intangible asset impairment charge of $21.6 million during the eleven months ended December 31, 2010 associated with trade names and trademarks, technology, local customer relationships and other from our former Business.com reporting unit. The Company also recognized a goodwill impairment charge of $385.3 million and $752.3 million during the three months ended September 30, 2010 and June 30, 2010, respectively, for a total goodwill impairment charge of $1,137.6 million during the eleven months ended December 31, 2010 resulting from our impairment testing, which was recorded in each of our reporting units. The sum of the goodwill and non-goodwill intangible asset impairment charges totaled $1,159.3 million for the eleven months ended December 31, 2010.

See Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies – Identifiable Intangible Assets and Goodwill” for additional information on these impairment charges.

Operating Income (Loss)
Non-GAAP adjusted operating income (loss) for the year ended December 31, 2011 and non-GAAP combined adjusted operating income (loss) for the year ended December 31, 2010 was as follows:

	Successor Company			Non-GAAP Adjusted	Successor Company	Predecessor Company			Non-GAAP Combined Adjusted
(amounts in millions)	Year Ended December 31, 2011	Adjustment		Year Ended December 31, 2011	Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010	Fresh Start and Other Adjustments		Year Ended December 31, 2010	$ Change	% Change
Total	$(430.4)	$801.1	(2)	$370.7	$(1,294.3)	$64.1	$1,789.9	(1)	$559.7	$(189.0)	(33.8)%

(1)
Represents the net effect of (a) eliminating gross advertising revenues, sales claims and allowances, other revenues and certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the eleven months ended December 31, 2010 absent our adoption of fresh start accounting required under GAAP, (b) the exclusion of cost-uplift recorded under fresh start accounting, and (c) the exclusion of the goodwill and non-goodwill intangible asset impairment charges during the eleven months ended December 31, 2010.

(2)	The goodwill impairment charge has been removed from GAAP results for the year ended December 31, 2011.

Non-GAAP adjusted operating income for the year ended December 31, 2011 of $370.7 million compares to non-GAAP combined adjusted operating income of $559.7 million for the year ended December 31, 2010. The decrease in non-GAAP adjusted operating income for the year ended December 31, 2011 is primarily due to continuing declines in print revenue as well as the increase in depreciation and amortization expenses described above, partially offset by the operating expense trends also described above.

GAAP Results for the Year Ended December 31, 2011, Eleven Months Ended December 31, 2010 (Successor Company) and One Month Ended January 31, 2010 (Predecessor Company)

Successor Company - Year Ended December 31, 2011

Gain on Sale of Assets
On February 14, 2011, we completed the sale of substantially all net assets of Business.com, including long-lived assets, domain names, trademarks, brands, intellectual property, related content and technology platform. As a result, we recognized a gain on the sale of these assets of $13.4 million during the year ended December 31, 2011.

Interest Expense, Net
Net interest expense of the Company was $226.8 million for the year ended December 31, 2011. Net interest expense is trending downward due to lower outstanding debt as a result of mandatory and accelerated debt repayments.

In conjunction with our adoption of fresh start accounting and reporting on the Fresh Start Reporting Date, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $27.8 million for the year ended December 31, 2011.

During the first quarter of 2010, we entered into interest rate swap and interest rate cap agreements that are not designated as cash flow hedges. The Company’s interest expense includes income of $3.4 million for the year ended December 31, 2011 resulting from the change in fair value of these interest rate swaps and interest rate caps.

Income Taxes
For the year ended December 31, 2011, we recorded an income tax benefit of $124.8 million, which represents an effective tax rate of 19.4%. The effective tax rate for the year ended December 31, 2011 differs from the federal statutory rate of 35.0% primarily due to state income taxes, non-deductible goodwill impairment, changes in deferred tax liabilities related to the stock basis of subsidiaries (Internal Revenue Code ("IRC") Section 1245 recapture), changes in recorded valuation allowances, decreases in the liability for unrecognized tax benefits and other adjustments related to the filing of our consolidated federal income tax return.
The income tax benefit of $124.8 million for the year ended December 31, 2011 is comprised of a federal tax benefit of $92.9 million and a state tax benefit of $31.8 million. The federal tax benefit of $92.9 million is comprised of a current tax benefit of $18.9 million, primarily related to decreases in the liability for unrecognized tax benefits, and a deferred tax benefit of $74.0 million, due to changes in temporary differences related to goodwill impairment, changes in deferred tax liabilities relating to the stock basis of subsidiaries (IRC Section 1245 recapture), and changes in recorded valuation allowances during the year ended December 31, 2011. The state tax benefit of $31.8 million is comprised of a current tax provision of $(2.9) million, primarily related to the suspension of net operating loss carryforwards in certain states, and a deferred tax benefit of $34.7 million, primarily due to changes in temporary differences related to goodwill impairment and changes in liabilities relating to the stock basis of subsidiaries during the year ended December 31, 2011.

The Company recorded a goodwill impairment charge of $801.1 million during the second quarter of 2011, of which $457.2 million related to non-deductible goodwill. Impairment of non‑deductible goodwill reduced the income tax benefit of the impairment by $177.2 million and decreased our effective tax rate by 27.5% for the year ended December 31, 2011.

The goodwill impairment charge recognized during the second quarter of 2011 gave rise to a deferred tax asset whose realization did not meet a more-likely-than-not threshold, therefore requiring a valuation allowance. In addition, changes in deferred tax assets and liabilities primarily related to the filing of our 2010 consolidated federal tax return resulted in increases to the valuation allowance during the year ended December 31, 2011. The resulting increase in income tax expense for the year ended December 31, 2011 was $51.2 million, which decreased our effective tax rate by 8.0% for the year ended December 31, 2011.
Upon emergence from bankruptcy, the Company recorded deferred tax liabilities related to the excess of the financial statement carrying amount over the tax basis of investments in certain subsidiaries (IRC Section 1245 recapture). The goodwill impairment charge reduced the financial statement carrying amount of investments in certain subsidiaries, which also caused a reduction in these deferred tax liabilities. The resulting reduction in income tax expense for the year ended December 31, 2011 related to the change in these deferred tax liabilities was $81.1 million, which increased our effective tax rate by 12.6% for the year ended December 31, 2011.
On June 15, 2011, the federal statute of limitations closed for a tax year in which a prior uncertain tax position related to revenue recognition was established. As a result, the Company decreased its liability for unrecognized tax benefits associated with this federal and state uncertain tax position by $28.2 million and recorded a tax benefit of $24.0 million for the year ended December 31, 2011, which increased our effective tax rate by 3.7% for the year ended December 31, 2011.

During the year ended December 31, 2011, the Company increased its liability for unrecognized tax benefits by $5.2 million, primarily related to uncertainty in the realization of certain tax attributes available for reduction under IRC Section 108, which reduced our income tax benefit by $5.1 million and decreased our effective tax rate by 0.8% for the year ended December 31, 2011.

During the third quarter of 2011, the Company increased its liability for unrecognized tax benefits by $1.8 million related to the exclusion of non-business income in the state of Illinois. In the fourth quarter of 2011, the Company reached settlement with the state of Illinois and eliminated the related liability for unrecognized tax benefits.

Net Loss and Loss Per Share
Net loss of $(519.0) million for the year ended December 31, 2011 was directly impacted by the goodwill impairment charge and revenue and expense trends described above, partially offset by the income tax benefit described above. Basic and diluted earnings (loss) per share (“EPS”) was $(10.35) for the year ended December 31, 2011. See Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies – Earnings (Loss) Per Share” for further details and computations of basic and diluted EPS.

Non-GAAP Statistical Measures
Advertising sales is a non-GAAP statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under GAAP are recognized under the deferral and amortization method. Advertising sales in current periods will be recognized as gross advertising revenues in future periods as a result of the deferral and amortization method of revenue recognition. Advertising sales for the year ended December 31, 2011 were $1,389.9 million, representing a decline of $234.3 million, or 14.4%, from combined advertising sales of $1,624.2 million for the year ended December 31, 2010.

In order to provide more visibility into what the Company will book as revenue in the future, we are presenting an additional non-GAAP statistical measure called bookings, which represent sales activity associated with our print directories and Internet-based marketing solutions during the period. Bookings associated with our local customers represent signed contracts during the period. Bookings associated with our national customers represent what has been published or fulfilled during the period. Bookings for the year ended December 31, 2011 were $1,293.9 million, representing a decline of $226.1 million, or 14.9%, from combined bookings of $1,520.0 million for year ended December 31, 2010.

The decrease in advertising sales and bookings for the year ended December 31, 2011 is related to our print products and is a result of continuing declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our customers’ markets, (4) an increase in competition and more fragmentation in local business search and (5) the migration of customers to digital marketing solutions. Declines in print advertising sales are partially offset by increased advertising sales associated with our digital marketing solutions, driven by new partnerships entered into in 2011, a focus on providing targeted solution bundled packages to our customers, new digital products and services introduced in 2011, as well as the migration of customers to digital marketing solutions.

Successor Company – Eleven Months Ended December 31, 2010

Net Revenues
The components of our net revenues for the eleven months ended December 31, 2010 were as follows:

(amounts in millions)	Eleven Months Ended December 31, 2010

Gross advertising revenues	$824.4
Sales claims and allowances	(9.9)
Net advertising revenues	814.5
Other revenues	16.4
Total	$830.9

Gross advertising revenues were $824.4 million for the eleven months ended December 31, 2010 and exclude $799.3 million of gross advertising revenues resulting from our adoption of fresh start accounting. Gross advertising revenues were impacted by continuing declines in advertising sales related to our print products primarily as a result of declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our customers’ markets, (4) an increase in competition and more fragmentation in local business search and (5) the migration of customers to digital marketing solutions.

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

Expenses
The components of our total expenses for the eleven months ended December 31, 2010 were as follows:

(amounts in millions)	Eleven Months Ended December 31, 2010

Production and distribution expenses	$213.3
Selling and support expenses	386.1
General and administrative expenses	148.8
Depreciation and amortization	217.7
Impairment charges	1,159.3
Total	$2,125.2

Production and Distribution Expenses
Total production and distribution expenses were $213.3 million for the eleven months ended December 31, 2010. Production and distribution expenses are comprised of items such as print, paper and distribution expenses, Internet production and distribution expenses and amortization of cost-uplift associated with print, paper and distribution expenses resulting from our adoption of fresh start accounting. As a result of our adoption of fresh start accounting, production and distribution expenses for the eleven months ended December 31, 2010 exclude the amortization of deferred directory costs under the deferral and amortization method for directories published before the Fresh Start Reporting Date totaling $88.8 million and include amortization of cost-uplift of $7.5 million. Print paper and distribution expenses were impacted by lower page volumes associated with declines in print advertisements and negotiated price reductions in our print and paper expenses. Internet production and distribution expenses were affected by a reduction in DexNet customers, purchasing efficiencies and lower headcount, partially offset by increased purchased traffic costs incurred to direct traffic to our online properties.

Selling and Support Expenses
Total selling and support expenses were $386.1 million for the eleven months ended December 31, 2010. Selling and support expenses are comprised of items such as bad debt expense, commissions and salesperson expenses, directory publishing expenses, billing, credit and collection expense, occupancy expenses, advertising expense and amortization of cost uplift associated with commissions resulting from our adoption of fresh start accounting. Due to our adoption of fresh start accounting, selling and support expenses for the eleven months ended December 31, 2010 exclude the amortization of deferred directory costs under the deferral and amortization method for directories published before the Fresh Start Reporting Date totaling $83.8 million and include amortization of cost-uplift of $4.8 million. Bad debt expense was impacted by lower write-off experience resulting from effective credit and collections practices, which have driven improvement in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers, partially offset by an increase to the bad debt provision for delinquent balances associated with a CMR. If customers fail to pay within specified credit terms, we may cancel their advertising in future directories, which could impact our ability to collect past due amounts as well as adversely impact our advertising sales and revenue trends. Commissions and salesperson expenses were affected by lower advertising sales and its effect on variable-based commissions, as well as lower headcount. Directory publishing expenses were affected by declines in print advertisements and lower headcount. Occupancy expenses were impacted by the renegotiation of our leased properties and reduction in the amount of leased square footage during the bankruptcy process.

General and Administrative Expenses
G&A expenses were $148.8 million for the eleven months ended December 31, 2010. G&A expenses are comprised of items such as restructuring expenses, general corporate expenses, incentive compensation expense and IT expenses. G&A related incentive compensation expense pertains to expense associated with a SARs grant made on March 1, 2010 to certain employees, including executive officers, common stock issued to members of the Company’s Board of Directors on March 1, 2010, common stock issued to members of the Executive Oversight Committee on September 13, 2010, the stock based awards granted to Mr. Mockett on September 13, 2010 and compensation expense associated with the Company’s Long-Term Incentive Program (“2009 LTIP”), which includes accelerated compensation expense associated with the departure of our former Chief Executive Officer.

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

Impairment Charges
Based upon the decline in the trading value of our debt and equity securities and changes in management, among other indicators, the Company performed impairment tests of its goodwill, definite-lived intangible assets and other long-lived assets as of September 30, 2010 and June 30, 2010. The testing results of our definite-lived intangible assets and other long-lived assets resulted in an impairment charge associated with trade names and trademarks, technology, local customer relationships and other from our former Business.com reporting unit of $4.3 million and $17.3 million during the three months ended September 30, 2010 and June 30, 2010, respectively, for a total non-goodwill intangible asset impairment charge of $21.6 million during the eleven months ended December 31, 2010. The testing results of our goodwill resulted in an impairment charge of $385.3 million and $752.3 million during the three months ended September 30, 2010 and June 30, 2010, respectively, for a total goodwill impairment charge of $1,137.6 million during the eleven months ended December 31, 2010. The sum of the goodwill and non-goodwill intangible asset impairment charges totaled $1,159.3 million for the eleven months ended December 31, 2010.

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

The income tax benefit of $620.1 million for the eleven months ended December 31, 2010 is comprised of a federal tax benefit of $567.7 million and a state tax benefit of $52.4 million. The federal tax benefit of $567.7 million is comprised of a current tax provision of $(1.3) million, primarily related to unrecognized tax benefits, and a deferred tax benefit of $ 569.0 million, primarily related to current year net operating loss, recognition of an unrecognized tax position and goodwill impairment charges during the eleven months ended December 31, 2010. The state tax benefit of $52.4 million is comprised of a current tax benefit of $3.8 million, primarily related to expected state tax refunds, and a deferred tax benefit of $48.6 million, primarily related to the recognition of an unrecognized tax position during the eleven months ended December 31, 2010.

During 2009, the Predecessor Company accrued an unrecognized tax benefit for the uncertainty surrounding a potential ownership change under IRC Section 382 that occurred prior to the date on which it made a “check-the-box” election for two of its subsidiaries. The date of the change in ownership was in question since as of the December 31, 2009 balance sheet date, the Predecessor Company was unable to confirm the actual date of the ownership change until all SEC Forms 13-G were filed. However, based upon the closing of the SEC filing period for Schedules 13-G and review of these schedules filed through February 15, 2010, the Company determined that it was more likely than not that certain “check-the-box” elections were effective prior to the date of the 2009 ownership change under Section 382. As a result, the Company recorded a tax benefit for the reversal of a liability for unrecognized tax benefit of $352.3 million in the Company’s statement of operations for the eleven months ended December 31, 2010, which significantly impacted our effective tax rate for the period.

As a result of the goodwill and non-goodwill intangible asset impairment charges during the eleven months ended December 31, 2010, we recognized a non-deductible adjustment to our effective tax rate of 19.5%, or $299.9 million.

See Item 8, “Financial Statements and Supplementary Data” - Note 7, “Income Taxes” for additional information.

Net Loss and Loss Per Share
Net loss of $(923.6) million for the eleven months ended December 31, 2010 was directly impacted by the goodwill and non-goodwill intangible asset impairment charges noted above, as well as the significant effects of fresh start accounting and the revenue and expense trends described above, partially offset by the income tax benefit recorded for the eleven months ended December 31, 2010 as noted above. Basic and diluted EPS was $(18.46) for the eleven months ended December 31, 2010. See Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies – Earnings (Loss) Per Share” for further details and computations of basic and diluted EPS.

Predecessor Company – One Month Ended January 31, 2010

Net Revenues
The components of the Predecessor Company’s net revenues for the one month ended January 31, 2010 were as follows:

(amounts in millions)	One Month Ended January 31, 2010
Gross advertising revenues	$161.4
Sales claims and allowances	(3.5)
Net advertising revenues	157.9
Other revenues	2.5
Total	$160.4

Gross advertising revenues were $161.4 million for the one month ended January 31, 2010. Gross advertising revenues were impacted by continuing declines in advertising sales related to our print products, primarily as a result of declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our customers’ markets, (4) an increase in competition and more fragmentation in local business search and (5) the migration of customers to digital marketing solutions.

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

Expenses
The components of the Predecessor Company’s total expenses for the one month ended January 31, 2010 were as follows:

(amounts in millions)	One Month Ended January 31, 2010
Production and distribution expenses	$26.9
Selling and support expenses	40.9
General and administrative expenses	8.3
Depreciation and amortization	20.2
Total	$96.3

Production and Distribution Expenses
Total production and distribution expenses were $26.9 million for the one month ended January 31, 2010. Production and distribution expenses are comprised of items such as print, paper and distribution expenses and Internet production and distribution expenses. Print paper and distribution expenses were impacted by lower page volumes associated with declines in print advertisements, negotiated price reductions in our print and paper expenses and favorable paper inventory expenses. Internet production and distribution expenses were affected by a reduction in DexNet customers, purchasing efficiencies and lower headcount, partially offset by increased purchased traffic costs incurred to direct traffic to our online properties.

Selling and Support Expenses
Total selling and support expenses were $40.9 million for the one month ended January 31, 2010. Selling and support expenses are comprised of items such as bad debt expense, commissions and salesperson expenses, directory publishing expenses, billing, credit and collection expense, occupancy expenses and advertising expense. Bad debt expense was impacted by effective credit and collections practices, which have driven improvement in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers. Directory publishing expenses were affected by declines in print advertisements and lower headcount. Billing, credit and collections expense were impacted by lower billing volumes associated with declines in advertisers and advertisements. Occupancy expenses were impacted by the renegotiation of our leased properties and reduction in the amount of leased square footage during the bankruptcy process.

General and Administrative Expenses
G&A expenses were $8.3 million for the one month ended January 31, 2010. G&A expenses are comprised of items such as restructuring expenses, general corporate expenses, incentive compensation expense, and IT expenses. Restructuring expenses were impacted by lower severance expense and fees associated with outside consultant services. G&A related incentive compensation expense includes the remaining unrecognized compensation expense related to stock-based awards that were cancelled upon emergence from Chapter 11 and pursuant to the Plan, compensation expense associated with the Predecessor Company’s 2009 LTIP and the reversal of an accrual associated with the Predecessor Company’s incentive compensation plan.

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

The Predecessor Company’s interest expense for the one month ended January 31, 2010 includes expense of $0.8 million associated with the change in fair value of the Dex Media East LLC interest rate swaps no longer deemed financial instruments as a result of filing the Chapter 11 petitions. The Predecessor Company’s interest expense for the one month ended January 31, 2010 also includes expense of $1.1 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. The amounts previously charged to accumulated other comprehensive loss related to the Dex Media East LLC interest rate swaps were to be amortized to interest expense over the remaining life of the interest rate swaps based on future interest payments, as it was not probable that those forecasted transactions would not occur. In accordance with fresh start accounting and reporting, unamortized amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps were eliminated as of the Fresh Start Reporting Date.

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

(amounts in thousands)	One Month Ended January 31, 2010
Liabilities subject to compromise	$6,352,813
Issuance of new Dex One common stock (par value)	(50)
Dex One additional paid-in capital	(1,450,734)
Dex One Senior Subordinated Notes	(300,000)
Reclassified into other balance sheet liability accounts	(39,471)
Professional fees and other	(38,403)
Gain on reorganization / settlement of liabilities subject to compromise	4,524,155
Fresh start accounting adjustments:
Goodwill	2,097,124
Write off of deferred revenue and deferred directory costs	655,555
Fair value adjustment to intangible assets	415,132
Fair value adjustment to the amended and restated credit facilities	120,245
Fair value adjustment to fixed assets and computer software	49,814
Write-off of deferred financing costs	(48,443)
Other fresh start accounting adjustments	(20,450)
Total fresh start accounting adjustments	3,268,977
Total reorganization items, net	$7,793,132

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

See Item 8, “Financial Statements and Supplementary Data” - Note 7, “Income Taxes” for additional information.

Net Income and Earnings Per Share
Net income of $6,920.0 million for the one month ended January 31, 2010 is primarily due to the gain on reorganization and fresh start accounting adjustments that comprise reorganization items, net. In addition, net income for the one month ended January 31, 2010 was determined based on the revenue and expense trends and income taxes described above. Basic EPS was $100.27 and diluted EPS was $100.21 for the one month ended January 31, 2010. See Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies – Earnings (Loss) Per Share” for further details and computations of basic and diluted EPS.

Non-GAAP Combined Adjusted Results for the Year Ended December 31, 2010 compared to Predecessor Company GAAP Results (Net Revenues Through Depreciation and Amortization Expenses) and Non-GAAP Adjusted Results (Impairment Charges and Operating Income (Loss)) for the Year Ended December 31, 2009

Net Revenues

The components of our non-GAAP combined adjusted net revenues for the year ended December 31, 2010 and the Predecessor Company GAAP net revenues for the year ended December 31, 2009 were as follows:

	Successor Company	Predecessor Company			Non-GAAP Combined Adjusted	Predecessor Company
(amounts in millions)	Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010	Fresh Start Adjustments		Year Ended December 31, 2010	Year Ended December 31, 2009	$ Change	% Change

Gross advertising revenues	$824.4	$161.4	$799.3	(1)	$1,785.1	$2,219.9	$(434.8)	(19.6)%
Sales claims and allowances	(9.9)	(3.5)	(14.0)	(1)	(27.4)	(43.8)	16.4	37.4
Net advertising revenues	814.5	157.9	785.3		1,757.7	2,176.1	(418.4)	(19.2)
Other Revenues	16.4	2.5	5.6	(1)	24.5	26.3	(1.8)	(6.8)
Total	$830.9	$160.4	$790.9		$1,782.2	$2,202.4	$(420.2)	(19.1)%

(1) Represents gross advertising revenues, sales claims and allowances and other revenues for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the eleven months ended December 31, 2010 absent our adoption of fresh start accounting required under GAAP.

Non-GAAP combined adjusted gross advertising revenues for the year ended December 31, 2010 decreased $434.8 million, or 19.6%, from the Predecessor Company year ended December 31, 2009. The decline in non-GAAP combined adjusted gross advertising revenues for the year ended December 31, 2010 is primarily due to continuing declines in advertising sales related to our print products, primarily as a result of declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our customers’ markets, (4) an increase in competition and more fragmentation in local business search and (5) the migration of customers to digital marketing solutions.

Non-GAAP combined adjusted sales claims and allowances for the year ended December 31, 2010 decreased $16.4 million, or 37.4%, from the Predecessor Company year ended December 31, 2009. The decline in non-GAAP combined adjusted sales claims and allowances for the year ended December 31, 2010 is primarily due to lower claims experience as a result of process improvements and operating efficiencies, which improved print copy quality in certain of our markets, as well as lower advertising sales volume.

Expenses
The components of our non-GAAP combined adjusted total expenses for the year ended December 31, 2010 and the Predecessor Company GAAP and non-GAAP adjusted total expenses for the year ended December 31, 2009 were as follows:

	Successor Company	Predecessor Company			Non-GAAP Combined Adjusted	Predecessor Company			Non-GAAP Adjusted
(amounts in millions)	Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010	Fresh Start and Other Adjustments		Year Ended December 31, 2010	Year Ended December 31, 2009	Adjustment		Year Ended December 31, 2009	$ Change	% Change
Production and distribution expenses	$213.3	$26.9	$81.3	(1)	$321.5	$370.6	$—		$370.6	$(49.1)	(13.2)%
Selling and support expenses	386.1	40.9	79.0	(1)	506.0	613.8	—		613.8	(107.8)	(17.6)
General and administrative expenses	148.8	8.3	—		157.1	98.9	—		98.9	58.2	58.8
Depreciation and amortization	217.7	20.2	—	(2)	237.9	578.8	—		578.8	(340.9)	(58.9)
Impairment charges	1,159.3	—	(1,159.3)	(3)	—	7,337.8	(7,337.8)	(3)	—	—	—
Total	$2,125.2	$96.3	$(999.0)		$1,222.5	$8,999.9	$(7,337.8)		$1,662.1	$(439.6)	(26.4)%

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
(3) The goodwill and non-goodwill intangible asset impairment charges during the eleven months ended December 31, 2010 have been excluded from GAAP results. The non-goodwill intangible asset impairment charges during the year ended December 31, 2009 have been excluded from GAAP results.

Production and Distribution Expenses
Total non-GAAP combined adjusted production and distribution expenses for the year ended December 31, 2010 were $321.5 million, compared to $370.6 million for the Predecessor Company year ended December 31, 2009. The primary components of the $49.1 million, or 13.2%, decrease in non-GAAP combined adjusted production and distribution expenses for the year ended December 31, 2010 were as follows:

(amounts in millions)	Non-GAAP Combined Adjusted Year Ended December 31, 2010
Lower print, paper and distribution expenses	$(30.8)
Lower Internet production and distribution expenses	(15.2)
All other, net	(3.1)
Total decrease in non-GAAP combined adjusted production and distribution expenses for the year ended December 31, 2010	$(49.1)

Non-GAAP combined adjusted print, paper and distribution expenses for the year ended December 31, 2010 declined $30.8 million, compared to the Predecessor Company year ended December 31, 2009. This decline is primarily due to lower page volumes associated with declines in print advertisements, negotiated price reductions in our print and paper expenses, timing of publication deliveries as compared to the prior year period and favorable paper inventory expenses.

Non-GAAP combined adjusted Internet production and distribution expenses for the year ended December 31, 2010 declined $15.2 million, compared to the Predecessor Company year ended December 31, 2009, primarily due to purchasing efficiencies, lower headcount and a reduction in DexNet customers, partially offset by increased purchased traffic costs incurred to direct traffic to our online properties.

Selling and Support Expenses
Total non-GAAP combined adjusted selling and support expenses for the year ended December 31, 2010 were $506.0 million, compared to $613.8 million for the Predecessor Company year ended December 31, 2009. The primary components of the $107.8 million, or 17.6%, decrease in non-GAAP combined adjusted selling and support expenses for the year ended December 31, 2010 were as follows:

(amounts in millions)	Non-GAAP Combined Adjusted Year Ended December 31, 2010
Lower bad debt expense	$(81.2)
Lower commissions and salesperson expenses	(20.7)
Lower occupancy expenses	(5.0)
Lower directory publishing expenses	(4.9)
All other, net	4.0
Total decrease in non-GAAP combined adjusted selling and support expenses for the year ended December 31, 2010	$(107.8)

Non-GAAP combined adjusted bad debt expense for the year ended December 31, 2010 declined $81.2 million, compared to the Predecessor Company year ended December 31, 2009, primarily due to lower write-off experience resulting from effective credit and collections practices, which have driven improvement in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers, partially offset by an increase to the bad debt provision for delinquent balances associated with a CMR. Non-GAAP combined adjusted bad debt expense for the year ended December 31, 2010 represented 3.7% of our net revenue, compared to 6.7% for the Predecessor Company year ended December 31, 2009.

Non-GAAP combined adjusted commissions and salesperson expenses for the year ended December 31, 2010 decreased $20.7 million, compared to the Predecessor Company year ended December 31, 2009, primarily due to lower advertising sales and its effect on variable-based commissions, as well as lower headcount.

Non-GAAP combined adjusted occupancy expenses for the year ended December 31, 2010 decreased $5.0 million, compared to the Predecessor Company year ended December 31, 2009, primarily due to the renegotiation of our leased properties and reduction in the amount of leased square footage during the bankruptcy process.

Non-GAAP combined adjusted directory publishing expenses for the year ended December 31, 2010 decreased $4.9 million, compared to the Predecessor Company year ended December 31, 2009, primarily due to declines in print advertisements and lower headcount.

General and Administrative Expenses
Non-GAAP combined adjusted G&A expenses for the year ended December 31, 2010 were $157.1 million, compared to $98.9 million for the Predecessor Company year ended December 31, 2009. The primary components of the $58.2 million, or 58.8%, increase in non-GAAP combined adjusted G&A expenses for the year ended December 31, 2010 were as follows:

(amounts in millions)	Non-GAAP Combined Adjusted Year Ended December 31, 2010
Change in net curtailment gains	$48.2
One-time expenses associated with departure of Chief Executive Officer	9.5
Higher restructuring expenses	4.0
Lower general corporate expenses	(4.6)
All other, net	1.1
Total increase in non-GAAP combined adjusted G&A expenses for the year ended December 31, 2010	$58.2

During the non-GAAP combined adjusted year ended December 31, 2010, we recognized a one-time net curtailment gain of $3.8 million associated with the departure of the Company’s former Chief Executive Officer. This represents a decrease of $48.2 million in net curtailment gains from the year ended December 31, 2009 during which we recognized $52.0 million associated with the elimination of certain union retiree health care and life insurance benefits.

During the non-GAAP combined adjusted year ended December 31, 2010, we recognized one-time expenses of $9.5 million associated with the departure of the Company’s former Chief Executive Officer.

During the fourth quarter of 2010, we commenced a restructuring plan that included headcount reductions and consolidation of responsibilities. As a result of this restructuring plan, the Company recorded a restructuring charge of $18.6 million during the fourth quarter of 2010. During the year ended December 31, 2009, the Predecessor Company recognized a restructuring charge of $14.6 million related to a restructuring plan implemented during 2009.This represents an increase in restructuring expenses of $4.0 million for the non-GAAP combined adjusted year ended December 31, 2010.

Non-GAAP combined adjusted general corporate expenses for the year ended December 31, 2010 decreased $4.6 million, compared to the Predecessor Company year ended December 31, 2009, due to lower director and officer insurance premiums as a result of contract renegotiations and changes in coverage limits associated with our emergence from Chapter 11.

Depreciation and Amortization
Non-GAAP combined depreciation and amortization expense for the year ended December 31, 2010 was $237.9 million, compared to $578.8 million for the Predecessor Company year ended December 31, 2009. Non-GAAP combined amortization of intangible assets was $182.6 million for the year ended December 31, 2010, compared to $514.6 million for the Predecessor Company year ended December 31, 2009. The decrease in non-GAAP combined amortization expense for the year ended December 31, 2010 is a result of the reduced carrying values of intangible assets subsequent to the impairment charges recorded by the Predecessor Company during the fourth quarter of 2009, partially offset by increased amortization expense resulting from the increase in fair value of our intangible assets as a result of our adoption of fresh start accounting and the reduction of the remaining useful lives of intangible assets associated with the impairment charges recorded by the Predecessor Company during the fourth quarter of 2009.

Non-GAAP combined depreciation of fixed assets and amortization of computer software was $55.3 million for the year ended December 31, 2010, compared to $64.2 million for the Predecessor Company year ended December 31, 2009. The decrease in non-GAAP combined depreciation expense for the year ended December 31, 2010 was primarily due to the acceleration of depreciation on fixed assets no longer in service during the year ended December 31, 2009, partially offset by the increase in depreciation expense for the non-GAAP combined year ended December 31, 2010 as a result of the increase in fair value of our fixed assets and computer software in conjunction with our adoption of fresh start accounting.

Operating Income (Loss)
Non-GAAP combined adjusted operating income for the year ended December 31, 2010 and the Predecessor Company non-GAAP adjusted operating income for the year ended December 31, 2009 was as follows:

	Successor Company	Predecessor Company			Non-GAAP Combined Adjusted	Predecessor Company			Non-GAAP Adjusted
(amounts in millions)	Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010	Fresh Start and Other Adjustments		Year Ended December 31, 2010	Year Ended December 31, 2009	Adjustment		Year Ended December 31, 2009	$ Change	% Change
Total	$(1,294.3)	$64.1	$1,789.9	(1)	$559.7	$(6,797.5)	$7,337.8	(2)	$540.3	$19.4	3.6%

(1)
Represents the net effect of (a) eliminating gross advertising revenues, sales claims and allowances, other revenues and certain deferred expenses for advertising sales fulfilled prior to the Fresh Start Reporting Date, which would have been recognized during the eleven months ended December 31, 2010 absent our adoption of fresh start accounting required under GAAP, (b) the exclusion of cost-uplift recorded under fresh start accounting (c) the exclusion of the goodwill and non-goodwill intangible asset impairment charges during the eleven months ended December 31, 2010.

(2)	Excludes the non-goodwill intangible asset impairment charge during the year ended December 31, 2009.

Non-GAAP combined adjusted operating income for the year ended December 31, 2010 of $559.7 million, compares to non-GAAP adjusted operating income of $540.3 million for the Predecessor Company year ended December 31, 2009. The increase in non-GAAP combined adjusted operating income for the year ended December 31, 2010 is due to the significant decline in amortization expense associated with our intangible assets and lower operating expenses described above, partially offset by declines in net revenues described above.

GAAP Results for the Year Ended December 31, 2009 (Predecessor Company)

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

As a result of the change in fair value of our interest rate swaps associated with the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility on June 6, 2008 and settlement and termination of certain of these interest rate swaps during the second quarter of 2009, interest expense includes a reduction of $10.7 million for the year ended December 31, 2009.

In conjunction with the Predecessor Company’s acquisition of Dex Media on January 31, 2006 (the “Dex Media Merger”) and as a result of purchase accounting required under GAAP, we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognized an offset to interest expense in each period subsequent to the Dex Media Merger through May 28, 2009 for the amortization of the corresponding fair value adjustment. The offset to interest expense was $7.7 million for the year ended December 31, 2009. The offset to interest expense was to be recognized over the life of the respective debt, however due to filing the Chapter 11 petitions, unamortized fair value adjustments at May 28, 2009 of $78.5 million were written-off and recognized as a reorganization item on the consolidated statement of operations for the year ended December 31, 2009.

Reorganization Items, Net
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

(amounts in thousands)	Year Ended December 31, 2009
Professional fees	$77,375
Write-off of unamortized deferred financing costs	64,475
Write-off of unamortized net premiums / discounts on long-term debt	34,886
Write-off of debt related unamortized fair value adjustments	(78,511)
Lease rejections, abandoned property and other	(3,457)
Total reorganization items	$94,768

The Predecessor Company incurred professional fees associated with filing the Chapter 11 petitions of $77.4 million during the year ended December 31, 2009, of which $67.6 million was paid in cash. Professional fees included financial, legal and valuation services directly associated with the reorganization process.

The write-off of unamortized deferred financing costs of $64.5 million, unamortized net premiums / discounts of $34.9 million and unamortized fair value adjustments required by GAAP as a result of the Dex Media Merger of $78.5 million at May 28, 2009, relate to long-term debt classified as liabilities subject to compromise at December 31, 2009.

The Predecessor Company recognized $3.5 million during the year ended December 31, 2009 associated with rejected leases, abandoned property and other, which were approved by the Bankruptcy Court through December 31, 2009.

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

During 2009, the Predecessor Company increased its liability for unrecognized tax benefits by $276.4 million reflecting the uncertainty as to whether an ownership change under Section 382 occurred prior to the date on which it elected to modify the tax classification for two of its subsidiaries. The date of the change in ownership is in question because as of the balance sheet date the Predecessor Company is not able to confirm the actual date of the ownership change until all SEC Forms 13-G are filed. Stockholders have until forty five days following the end of the calendar year to file these forms with the SEC. Based on this due date, the actual ownership change date will not be confirmed until February 15, 2010. In addition, we increased the liability for unrecognized tax benefits by $1.5 million relating to the uncertainty surrounding the deductibility of certain other accrued expenses.

Net Loss and Loss Per Share
Net loss for the year ended December 31, 2009 of $(6.5) billion was a direct result of impairment charge noted above as well as the revenue and expense trends described above, partially offset by the impact of the reorganization items during the year ended December 31, 2009. Basic and diluted EPS was $(93.67) for the year ended December 31, 2009. See Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies – Earnings (Loss) Per Share” for further details and computations of basic and diluted EPS.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents the fair market value of our long-term debt at December 31, 2011 and 2010 based on quoted market prices on those dates, as well as the carrying value of our long-term debt at December 31, 2011 and 2010, which includes $63.2 million and $91.0 million, respectively, of unamortized fair value discount adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date.

	December 31, 2011		December 31, 2010
	Fair Market Value	Carrying Value	Fair Market Value	Carrying Value

RHDI Amended and Restated Credit Facility	$333,892	$947,211	$800,175	$1,014,485
Dex Media East Amended and Restated Credit Facility	294,026	651,582	597,185	739,090
Dex Media West Amended and Restated Credit Facility	339,418	611,564	618,214	683,646
Dex One Senior Subordinated Notes	66,750	300,000	204,750	300,000
Total Dex One consolidated	1,034,086	2,510,357	2,220,324	2,737,221
Less current portion	143,132	326,300	208,340	249,301
Long-term debt	$890,954	$2,184,057	$2,011,984	$2,487,920

Credit Facilities
RHDI Amended and Restated Credit Facility
As of December 31, 2011, the outstanding balance under the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”) totaled $947.2 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:

◦
The highest (subject to a floor of 4.00%) of (i) the Prime Rate (as defined in the RHDI Amended and Restated Credit Facility), (ii) the Federal Funds Effective Rate (as defined in the RHDI Amended and Restated Credit Facility) plus 0.50%, and (iii) one month LIBOR plus 1.00% in each case, plus an interest rate margin for base rate loans. The interest rate margin for base rate loans is initially 5.25% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 5.25% per annum if RHDI’s consolidated leverage ratio is greater than or equal to 4.25 to 1.00, and equal to 5.00% per annum if RHDI’s consolidated leverage ratio is less than 4.25 to 1.00; or

◦
The higher of (i) LIBOR rate and (ii) 3.00%, in each case, plus an interest rate margin for Eurodollar loans. The interest rate margin for Eurodollar loans is initially 6.25% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 6.25% per annum if RHDI’s consolidated leverage ratio is greater than or equal to 4.25 to 1.00, and equal to 6.00% per annum if RHDI’s consolidated leverage ratio is less than 4.25 to 1.00. RHDI may elect interest periods of one, two, three or six months for LIBOR borrowings.

The RHDI Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at December 31, 2011.

Dex Media East Amended and Restated Credit Facility
As of December 31, 2011, the outstanding balance under the amended and restated Dex Media East credit facility (“Dex Media East Amended and Restated Credit Facility”) totaled $651.6 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:

◦
The highest of (i) the Prime Rate (as defined in the Dex Media East Amended and Restated Credit Facility), (ii) the Federal Funds Effective Rate (as defined in the Dex Media East Amended and Restated Credit Facility) plus 0.50%, and (iii) one month LIBOR plus 1.00% in each case, plus an interest rate margin for base rate loans. The interest rate margin for base rate loans is initially 1.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 1.50% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 1.25% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 1.00% per annum if DME Inc.’s consolidated leverage ratio is less than 2.50 to 1.00; or

◦
The LIBOR rate plus an interest rate margin for Eurodollar loans. The interest rate margin for Eurodollar loans is initially 2.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 2.50% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 2.25% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 2.00% per annum if DME Inc.’s consolidated leverage ratio is less than 2.50 to 1.00. DME Inc. may elect interest periods of one, two, three or six months for LIBOR borrowings.

The Dex Media East Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 3.0% at December 31, 2011.

Dex Media West Amended and Restated Credit Facility
As of December 31, 2011, the outstanding balance under the amended and restated Dex Media West credit facility (“Dex Media West Amended and Restated Credit Facility”) totaled $611.6 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:

◦
The highest (subject to a floor of 4.00%) of (i) the Prime Rate (as defined in the Dex Media West Amended and Restated Credit Facility), (ii) the Federal Funds Effective Rate (as defined in the Dex Media West Amended and Restated Credit Facility) plus 0.50%, and (iii) one month LIBOR plus 1.00% in each case, plus an interest rate margin for base rate loans. The interest rate margin for base rate loans is initially 3.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 3.50% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 3.25% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 3.00% per annum if DMW Inc.’s consolidated leverage ratio is less than 2.50 to 1.00; or

◦
The higher of (i) LIBOR rate and (ii) 3.00%, in each case, plus an interest rate margin for Eurodollar loans. The interest rate margin for Eurodollar loans is initially 4.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 4.50% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 4.25% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 4.00% per annum if DMW Inc.’s consolidated leverage ratio is less than 2.50 to 1.00. DMW Inc. may elect interest periods of one, two, three or six months for LIBOR borrowings.

The Dex Media West Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.2% at December 31, 2011.

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

Each of the amended and restated credit facilities described above contain certain covenants that, subject to exceptions, limit or restrict each borrower and its subsidiaries’ incurrence of liens, investments (including acquisitions), sales of assets, indebtedness, payment of dividends, distributions and payments of certain indebtedness, sale and leaseback transactions, swap transactions, affiliate transactions, capital expenditures and mergers, liquidations and consolidations. Each amended and restated credit facility also contains certain covenants that, subject to exceptions, limit or restrict each borrower’s incurrence of liens, indebtedness, ownership of assets, sales of assets, payment of dividends or distributions or modifications of the Dex One Senior Subordinated Notes, which is defined below. Each borrower is required to maintain compliance with a consolidated leverage ratio covenant. RHDI and DMW Inc. are also required to maintain compliance with a consolidated interest coverage ratio covenant. DMW Inc. is also required to maintain compliance with a consolidated senior secured leverage ratio covenant. The Dex Media West Amended and Restated Credit Agreement includes an option for additional covenant relief under the senior secured leverage covenant through the fourth quarter of 2011, subject to increased amortization of the loans through the first quarter of 2012, an increase in the excess cash flow sweep for 2011 and payment of a 25 basis point fee ratably to the lenders under the Dex Media West Amended and Restated Credit Agreement. On March 31, 2010, the Company exercised the Senior Secured Leverage Ratio Election, as defined in the Dex Media West Amended and Restated Credit Agreement. The Company incurred a fee of $2.1 million to exercise this option.

The obligations under each of the amended and restated credit facilities are guaranteed by our subsidiaries and are secured by a lien on substantially all of our and our subsidiaries’ tangible and intangible assets, including a pledge of the stock of their respective subsidiaries, as well as a mortgage on certain real property, if any.

Pursuant to a shared guaranty and collateral agreement and subject to an intercreditor agreement among the administrative agents under each of the amended and restated credit facilities, the Company and, subject to certain exceptions, certain subsidiaries of the Company, guaranty the obligations under each of the amended and restated credit facilities and the obligations are secured by a lien on substantially all of such guarantors’ tangible and intangible assets (other than the assets of the Company’s subsidiary, Dex One Digital), including a pledge of the stock of their respective subsidiaries, as well as a mortgage on certain real property, if any.

Notes
Dex One Senior Subordinated Notes
On the Effective Date, we issued $300.0 million aggregate principal amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”) in exchange for the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011. Interest on the Dex One Senior Subordinated Notes is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 29, 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects paid-in-kind (“PIK”) interest payments. The Company may elect, no later than two business days prior to the beginning of any such semi-annual interest period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as incremental or additional senior subordinated notes. During the year ended December 31, 2011, the Company made interest payments entirely in cash. In September 2011, the Company elected to pay interest amounts on the Dex One Senior Subordinated Notes 50% in cash and 50% in PIK interest in lieu of making interest payments entirely in cash for the semi-annual interest period ending March 31, 2012, as permitted by the indenture governing the Dex One Senior Subordinated Notes. For subsequent semi-annual interest periods, the Company may make this election within the prescribed timeframe noted above. In the absence of such an election for any subsequent semi-annual interest period, interest on the Dex One Senior Subordinated Notes will be payable in the form of the interest payment for the semi-annual interest period immediately preceding such subsequent semi-annual interest period. The interest rate on the Dex One Senior Subordinated Notes may be subject to adjustment in the event the Company incurs certain specified debt with a higher effective yield to maturity than the yield to maturity of the Dex One Senior Subordinated Notes. The Dex One Senior Subordinated Notes are unsecured obligations of the Company, effectively subordinated in right of payment to all of the Company’s existing and future secured debt, including Dex One’s guarantee of borrowings under each of the amended and restated credit facilities and are structurally subordinated to any existing or future liabilities (including trade payables) of our direct and indirect subsidiaries.

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

The Dex One Senior Subordinated Notes with a remaining face value of $300.0 million at December 31, 2011 are redeemable at our option at the following prices (as a percentage of face value):

Redemption Year	Price
2012	102.000%
2013	101.000%
2014 and thereafter	100.000%

Impact of Fresh Start Accounting
In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our amended and restated credit facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our amended and restated credit facilities, of which $63.2 million remains unamortized at December 31, 2011, as shown in the following table.

	Carrying Value at December 31, 2011	Unamortized Fair Value Adjustments at December 31, 2011	Outstanding Debt at December 31, 2011 Excluding the Impact of Unamortized Fair Value Adjustments
RHDI Amended and Restated Credit Facility	$947,211	$10,681	$957,892
Dex Media East Amended and Restated Credit Facility	651,582	43,960	695,542
Dex Media West Amended and Restated Credit Facility	611,564	8,554	620,118
Dex One Senior Subordinated Notes	300,000	—	300,000
Total	$2,510,357	$63,195	$2,573,552

Liquidity and Cash Flows
The Company’s primary sources of liquidity are existing cash on hand and cash flows generated from operations. The Company’s primary liquidity requirements will be to fund operations and service its indebtedness. The Company’s ability to meet its debt service requirements will be dependent on its ability to generate sufficient cash flows from operations. The primary sources of cash flows will consist mainly of cash receipts from the sale of our marketing solutions and can be impacted by, among other factors, general local business conditions, the continuing decline in the use of our print products, an increase in competition and more fragmentation in the local business search market, consumer confidence and the level of demand for our advertising products and services.

Based on current financial projections, for at least the next 12-15 months, the Company expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and capital expenditures, as well as meet debt service requirements. The Company’s financial projections also include excess cash flow that will be used to fund accelerated debt repayments resulting from cash flow sweep requirements under our amended and restated credit facilities. However, no assurances can be made that our business will generate sufficient cash flows from operations to enable us to fund these prospective cash requirements since the current information used in our financial projections could change in the future as a result of changes in estimates and assumptions as well as risks noted in Item 1A, “Risk Factors.”

As provided for in our amended and restated credit facilities, each of the Company’s operating subsidiaries are permitted to fund a share of the Parent Company’s interest obligations on the Dex One Senior Subordinated Notes. Other funds, based on a percentage of each operating subsidiaries’ excess cash flow, as defined in each credit agreement, may be provided to the Parent Company to fund specific activities, such as acquisitions.  In addition, each of our operating subsidiaries are permitted to send up to $5 million annually to the Parent Company. Lastly, our operating subsidiaries fund on a proportionate basis those expenses paid by the Parent Company to fund the daily operations of our operating subsidiaries. Except for certain limited situations, including those noted above, the amended and restated credit facilities restrict the ability of the Company and its subsidiaries to dividend assets to any third party, and of our subsidiaries to pay dividends, loans or advances to us.

The Company currently believes that the limitations and restrictions imposed by our amended and restated credit facilities noted above will not impact our ability to fund operations and capital expenditures, as well as meet debt service requirements, specifically at the Parent Company level. However, no assurances can be made that these limitations and restrictions will not have an impact on our ability to fund operations and capital expenditures, as well as meet debt service requirements specifically at the Parent Company level in the future.

The Company is pursuing modifications to our amended and restated credit facilities that would provide greater flexibility to repurchase the Dex One Senior Subordinated Notes and amounts outstanding under our amended and restated credit facilities. After such modifications, we may from time to time seek to retire or purchase the Dex One Senior Subordinated Notes through cash purchases in open market purchases, privately negotiated transactions or otherwise, subject to applicable securities laws and regulations. We may also from time to time seek to purchase amounts outstanding under our amended and restated credit facilities. Such purchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Each of our amended and restated credit facilities require significant balloon payments upon maturity in October 2014. If the Company is unable to extend the maturity or significantly reduce our outstanding indebtedness prior to maturity by either obtaining modifications to our amended and restated credit facilities as noted above, obtaining additional financing and/or refinancing our existing indebtedness, we will not be able to generate cash flows from operations in amounts sufficient to fund operations and capital expenditures and/or satisfy debt service requirements at that time. In addition, if the Company was to become non-compliant with restrictive covenants under our debt agreements prior to October 2014, default provisions would be triggered under our amended and restated credit facilities and outstanding balances could become due immediately. The Company continues to monitor and assess all available options and opportunities that would allow us to accomplish these financing initiatives; however, no assurances can be made that these financing initiatives will be attained. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – "Contractual Obligations" below for a quantitative presentation of principal and interest payments associated with our long-term debt by period.

See Item 1A, “Risk Factors” for additional information regarding risks and uncertainties associated with our business, which could have a significant impact on our future liquidity and cash flows. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Recent Trends and Developments Related to Our Business” for additional information related to trends and uncertainties with respect to our business, which could have a significant impact on our future liquidity and cash flows.

Successor Company
Year Ended December 31, 2011
Aggregate outstanding debt at December 31, 2011 was $2,510.4 million, which includes fair value adjustments of $63.2 million required by GAAP in connection with the Company’s adoption of fresh start accounting. During the year ended December 31, 2011, we made scheduled and accelerated principal payments of $180.6 million and $74.0 million, respectively, for total principal payments of $254.6 million under our amended and restated credit facilities. For the year ended December 31, 2011, we made aggregate net cash interest payments of $204.1 million. At December 31, 2011, we had $257.9 million of cash and cash equivalents before checks not yet presented for payment of $0.7 million.

Cash provided by operating activities was $413.3 million for the year ended December 31, 2011. Key components to operating cash flow include the following:

•	$(519.0) million in net loss, which includes the goodwill impairment charge, offset by the impact of the tax benefit recognized during the year ended December 31, 2011.

•
$692.4 million of net non-cash items consisting of the goodwill impairment charge of $801.1 million, offset by $(108.7) million in deferred income taxes, which includes the tax impact of the goodwill impairment charge.

•
$334.8 million of other net non-cash items primarily consisting of $251.8 million of depreciation and amortization, $52.3 million in bad debt provision, $25.0 million of restructuring expenses, $4.3 million in other items, primarily consisting of the amortization of debt fair value adjustments resulting from our adoption of fresh start accounting of $27.8 million, partially offset by adjustments related to our pension plans of $21.7 million, $4.8 million of stock-based compensation expense and a decrease in interest expense of $3.4 million associated with the change in fair value of our interest rate swaps and caps.

•	$13.4 million gain on the sale of substantially all net assets of Business.com.

•
$61.3 million net use of cash from a decrease in deferred directory revenues of $78.5 million, offset by a decrease in accounts receivable of $17.2 million, primarily due to lower advertising sales. The change in deferred revenues and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenues and billed to customers.

•
$38.0 million net source of cash from a decrease in other assets, consisting of a $24.7 million decrease in prepaid directory costs resulting from publication seasonality and a $13.3 million decrease in other current and non-current assets, primarily relating to deferred commissions, print, paper and delivery costs, as well as changes in the fair value of our interest rate caps.

•
$27.9 million net use of cash from a decrease in accounts payable and accrued liabilities, consisting of a $30.4 million decrease in accrued liabilities, primarily due to payments associated with the Restructuring Actions and the change in fair value of our interest rate swaps, as well as a decrease in accrued interest payable of $1.7 million, offset by a $4.2 million increase in trade accounts payable.

•	$30.3 million decrease in other non-current liabilities primarily resulting from deferred income taxes and the change in fair value of our interest rate swaps.

Cash used in investing activities for the year ended December 31, 2011 was $12.5 million and relates to the purchase of fixed assets, primarily computer equipment, software and leasehold improvements of $28.1 million, offset by proceeds from the sale of substantially all net assets of Business.com and other assets of $15.6 million.

Cash used in financing activities for the year ended December 31, 2011 was $270.7 million and includes the following:

•	$254.6 million in principal payments on our amended and restated credit facilities;

•	$0.5 million provided by other net financing items; and

•	$16.6 million in the decreased balance of checks not yet presented for payment.

Eleven Months Ended December 31, 2010
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

Contractual Obligations
The contractual obligations table presented below sets forth our annual commitments for principal and interest payments on our debt as well as other cash obligations for the next five years and thereafter as of December 31, 2011. The debt repayments and related interest payments as presented in this table include (1) the scheduled principal and interest payments under the current debt agreements, (2) an estimate of additional debt repayments and the related impact on interest payments resulting from cash flow sweep requirements under our amended and restated credit facilities and (3) assumes the issuance of additional Dex One Senior Subordinated Notes and the related impact on interest payments as a result of the Company's election to make PIK interest payments commencing for the semi-annual interest period ending March 31, 2012 until maturity. Our amended and restated credit facilities require that a certain percentage of annual excess cash flow, as defined in the debt agreements, be used to repay amounts under the amended and restated credit facilities. The debt repayments exclude fair value adjustments required by GAAP as a result of our adoption of fresh start accounting of $63.2 million, as these adjustments do not impact our payment obligations.

	Payments Due by Period
(amounts in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal Payments on Long-Term Debt (1)	$2,706.6	$255.3	$2,018.3	$—	$433.0
Interest on Long-Term Debt (2)	529.7	166.7	298.7	54.4	9.9
Operating Leases (3)	52.2	17.7	23.9	10.6	—
Unconditional Purchase Obligations (4)	18.0	18.0	—	—	—
Other Long-Term Liabilities (5)	171.3	18.2	35.2	34.7	83.2
Total Contractual Obligations	$3,477.8	$475.9	$2,376.1	$99.7	$526.1

(1)
Included in long-term debt are scheduled principal amounts owed under the amended and restated credit facilities and the Dex One Senior Subordinated Notes as of December 31, 2011, including the current portion of long-term debt, an estimate of additional debt repayments resulting from cash flow sweep requirements under our amended and restated credit facilities, and assumes the issuance of additional Dex One Senior Subordinated Notes as a result of the Company's election to make PIK interest payments commencing for the semi-annual interest period ending March 31, 2012 until maturity.

(2)
Interest on debt represents cash interest payment obligations assuming all indebtedness as of December 31, 2011 will be paid in accordance with its contractual maturity, assumes interest rates on variable interest debt as of December 31, 2011 will remain unchanged in future periods, reflects the impact on interest payments resulting from an estimate of additional debt repayments due to cash flow sweep requirements under our amended and restated credit facilities, as well as the impact on interest payments as a result of the Company's election to make PIK interest payments commencing for the semi-annual interest period ending March 31, 2012 until maturity. Please refer to “Liquidity and Capital Resources” for interest rates on the amended and restated credit facilities and the Dex One Senior Subordinated Notes.

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

(4)
In connection with on-going support services associated with our software system, we are obligated to pay an IT outsource service provider approximately $5.6 million through 2012. Under an Internet Yellow Pages Reseller Agreement, we are obligated to pay AT&T $11.2 million through 2012. We have entered into a commercial agreement with an outsource service provider for various telecommunications and hosting services, whereby we are obligated to pay approximately $1.3 million through 2012.

(5)
We have defined benefit plans covering substantially all employees. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. Based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table. See Item 8, “Financial Statements and Supplementary Data” – Note 9, “Benefit Plans” for information related to our benefit plans. Those expected future benefit payments, including administrative expenses, net of employee contributions, are included in the table above. We expect to make contributions of approximately $12.5 million to our pension plans in 2012.

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

The Company has entered into the following interest rate swaps that effectively convert $500.0 million, or approximately 23%, of the Company’s variable rate debt to fixed rate debt as of December 31, 2011. Since the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at December 31, 2011, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At December 31, 2011, approximately 88% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 32% of our total debt portfolio as of December 31, 2011. The interest rate swaps mature at varying dates from February 2012 through February 2013.

Interest Rate Swaps – Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$300	(2)	1.20%-1.796%	February 29, 2012 – February 28, 2013
March 5, 2010	100	(1)	1.69%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013
Total	$500

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.5%. The weighted average rate received on our interest rate swaps was 0.5% for the year ended December 31, 2011. These periodic payments and receipts are recorded as interest expense.

The notional amount of our interest rate swaps is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Assuming a 0.125% increase in the interest rate associated with the floating rate borrowings under our amended and restated credit facilities (after giving effect to the interest rate swaps), interest expense would increase $2.1 million on an annual basis.

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

Interest Rate Caps – RHDI

Effective Dates	Notional Amount		Cap Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$200	(3)	3.0%-3.5%	February 29, 2012 – February 28, 2013
March 8, 2010	100	(4)	3.50%	January 31, 2013
March 10, 2010	100	(4)	3.00%	April 30, 2012
Total	$400

(1)	Consists of one swap.

(2)	Consists of three swaps.

(3)	Consists of two caps.

(4)	Consists of one cap.

We use derivative financial instruments for economic hedging purposes only and not for trading or speculative purposes. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it is not subject to credit risk. The Company minimizes the credit risk in derivative financial instruments by entering into transactions with major financial institutions with credit ratings of AA- or higher, or the equivalent dependent upon the credit rating agency.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

See Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies - Derivative Financial Instruments and Hedging Activities” and Note 6, “Derivative Financial Instruments,” for additional information regarding our derivative financial instruments and hedging activities.

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

See Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies – Interest Expense and Deferred Financing Costs” for information on the impact our interest rate swaps and interest rate caps had on interest expense.

For derivative instruments that are designated as cash flow hedges and that are determined to provide an effective hedge, the differences between the fair value and the book value of the derivative instruments are recognized in accumulated other comprehensive income (loss), a component of shareholders' equity (deficit).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

DEX ONE CORPORATION

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	F-4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended
December 31, 2011, the eleven months ended December 31, 2010 (Successor Company), the one month ended January 31, 2010 and the year ended December 31, 2009 (Predecessor Company)
F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2011, the eleven months ended December 31, 2010 (Successor Company), the one month ended January 31, 2010 and the year ended December 31, 2009 (Predecessor Company)
F-6
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the year ended
December 31, 2011, the eleven months ended December 31, 2010 (Successor Company), the one month ended January 31, 2010 and the year ended December 31, 2009 (Predecessor Company)
F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Dex One Corporation:
We have audited the accompanying consolidated balance sheets of Dex One Corporation and subsidiaries as of December 31, 2011 and December 31, 2010 and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in shareholders’ equity (deficit) for the year ended December 31, 2011 (Successor), eleven-month period ended December 31, 2010 (Successor), one-month period ended January 31, 2010 (Predecessor) and the year ended December 31, 2009 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dex One Corporation and subsidiaries as of December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2011 (Successor), eleven-month period ended December 31, 2010 (Successor), one-month period ended January 31, 2010 (Predecessor) and year ended December 31, 2009 (Predecessor), in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dex One Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Raleigh, North Carolina
March 1, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Dex One Corporation:
We have audited Dex One Corporation’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dex One Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Dex One Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dex One Corporation and subsidiaries as of December 31, 2011 and December 31, 2010, and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in shareholders’ equity (deficit) for the year ended December 31, 2011 (Successor), eleven-month period ended December 31, 2010 (Successor), one-month period ended January 31, 2010 (Predecessor) and the year ended December 31, 2009 (Predecessor), and our report dated March 1, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Raleigh, North Carolina
March 1, 2012

DEX ONE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2011	2010
Assets
Current Assets
Cash and cash equivalents	$257,939	$127,852
Accounts receivable:
Billed	161,980	186,477
Unbilled	497,422	567,839
Allowance for doubtful accounts	(53,696)	(75,891)
Net accounts receivable	605,706	678,425
Deferred directory costs	130,744	147,025
Short-term deferred income taxes, net	67,793	84,149
Prepaid expenses and other current assets	51,384	82,656
Total current assets	1,113,566	1,120,107

Fixed assets and computer software, net	151,545	188,749
Other non‑current assets	13,001	9,762
Intangible assets, net	2,182,092	2,369,156
Goodwill, net	—	801,074

Total Assets	$3,460,204	$4,488,848

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$126,158	$154,540
Accrued interest	29,245	30,905
Deferred directory revenues	644,101	722,566
Current portion of long-term debt	326,300	249,301
Total current liabilities	1,125,804	1,157,312

Long-term debt	2,184,057	2,487,920
Deferred income taxes, net	75,492	205,812
Other non-current liabilities	84,718	111,888
Total Liabilities	3,470,071	3,962,932

Commitments and contingencies

Shareholders' Equity (Deficit)
Common stock, par value $.001 per share, authorized – 300,000,000 shares; issued and outstanding– 50,233,617 shares at December 31, 2011 and 50,031,441 shares at December 31, 2010	50	50
Additional paid-in capital	1,460,057	1,455,223
Accumulated deficit	(1,442,556)	(923,592)
Accumulated other comprehensive loss	(27,418)	(5,765)

Total shareholders' equity (deficit)	(9,867)	525,916

Total Liabilities and Shareholders' Equity (Deficit)	$3,460,204	$4,488,848

The accompanying notes are an integral part of the consolidated financial statements.

DEX ONE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Successor Company		Predecessor Company
(in thousands, except per share data)	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010	Year Ended December 31, 2009

Net revenues	$1,480,623	$830,887	$160,372	$2,202,447

Expenses:
Production and distribution expenses (exclusive of depreciation and amortization shown separately below)	287,210	213,251	26,949	370,586
Selling and support expenses	426,808	386,102	40,866	613,802
General and administrative expenses	144,134	148,845	8,322	98,947
Depreciation and amortization	251,764	217,679	20,161	578,840
Impairment charges	801,074	1,159,266	—	7,337,775
Total expenses	1,910,990	2,125,143	96,298	8,999,950

Operating income (loss)	(430,367)	(1,294,256)	64,074	(6,797,503)

Gain on sale of assets	13,437	—	—	—

Interest expense, net	(226,792)	(249,451)	(19,656)	(489,542)

Income (loss) before reorganization items, net and income taxes	(643,722)	(1,543,707)	44,418	(7,287,045)

Reorganization items, net	—	—	7,793,132	(94,768)

Income (loss) before income taxes	(643,722)	(1,543,707)	7,837,550	(7,381,813)

(Provision) benefit for income taxes	124,758	620,115	(917,541)	928,520

Net income (loss)	$(518,964)	$(923,592)	$6,920,009	$(6,453,293)

Earnings (loss) per share:
Basic	$(10.35)	$(18.46)	$100.27	$(93.67)
Diluted	$(10.35)	$(18.46)	$100.21	$(93.67)

Shares used in computing earnings (loss) per share:
Basic	50,144	50,020	69,013	68,896
Diluted	50,144	50,020	69,052	68,896

Comprehensive Income (Loss)
Net income (loss)	$(518,964)	$(923,592)	$6,920,009	$(6,453,293)
Amortization of gain on interest rate swaps, net of tax provision of $ -- and $ -- for the one month ended January 31, 2010 and year ended December 31, 2009, respectively	—	—	1,083	5,606
Benefit plans adjustment, net of tax provision (benefit) of $--, $(3,504), $-- and $ -- for the year ended December 31, 2011, eleven months ended December 31, 2010, one month ended January 31, 2010 and year ended December 31, 2009, respectively	(21,653)	(5,765)	(4,535)	10,713
Comprehensive income (loss)	$(540,617)	$(929,357)	$6,916,557	$(6,436,974)

The accompanying notes are an integral part of the consolidated financial statements.

DEX ONECORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Company		Predecessor Company
(in thousands)	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010	Year Ended December 31, 2009
Cash Flows from Operating Activities
Net income (loss)	$(518,964)	$(923,592)	$6,920,009	$(6,453,293)
Reconciliation of net income (loss) to net cash provided by operating activities:
Impairment charges	801,074	1,159,266	—	7,337,775
Depreciation and amortization	251,764	217,679	20,161	578,840
Deferred income tax provision (benefit)	(108,708)	(617,606)	916,921	(913,872)
Reduction in goodwill	—	158,427	—	—
Restructuring expenses	25,019	17,858	—	1,271
Provision for bad debts	52,296	16,364	7,822	146,553
Gain on sale of assets	(13,437)	—	—	—
Stock-based compensation expense	4,842	4,489	613	11,393
Change in fair value of interest rate swaps and interest rate caps	(3,368)	8,195	2,298	10,480
Other items, net	4,292	24,118	(2,762)	25,071
Non-cash reorganization items, net	—	—	(7,830,144)	17,576
Changes in assets and liabilities:
Decrease in accounts receivable	17,211	62,171	19,847	54,688
Decrease (increase) in other assets	37,953	(142,325)	10,690	39,150
(Decrease) increase in accounts payable and accrued liabilities	(27,905)	(4,999)	9,611	8,968
(Decrease) increase in deferred directory revenue	(78,466)	701,602	(36,773)	(226,307)
(Decrease) increase in other non-current liabilities	(30,289)	(169,288)	33,448	(122,471)
Net cash provided by operating activities	413,314	512,359	71,741	515,822

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(28,085)	(36,527)	(1,766)	(33,385)
Proceeds from sale of assets	15,553	926	—	—
Net cash used in investing activities	(12,532)	(35,601)	(1,766)	(33,385)

Cash Flows from Financing Activities
Credit facilities repayments	(254,635)	(556,637)	(511,272)	(290,071)
Revolver borrowings	—	—	—	361,000
Revolver repayments	—	—	—	(18,749)
Debt issuance costs and other financing items, net	497	(1,233)	(22,096)	—
(Decrease) increase in checks not yet presented for payment	(16,557)	9,509	(3,092)	124
Net cash (used in) provided by financing activities	(270,695)	(548,361)	(536,460)	52,304

Increase (decrease) in cash and cash equivalents	130,087	(71,603)	(466,485)	534,741
Cash and cash equivalents, beginning of period	127,852	199,455	665,940	131,199
Cash and cash equivalents, end of period	$257,939	$127,852	$199,455	$665,940

Supplemental Information
Cash interest, net	$204,137	$182,176	$15,460	$388,112
Cash income taxes, net	$11,009	$311	$—	$7,873

The accompanying notes are an integral part of the consolidated financial statements.

DEX ONE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2008 (Predecessor Company)	$88,169	$2,431,411	$(2,683,867)	$(256,277)	$(72,811)	$(493,375)
Net loss	—	—	(6,453,293)	—	—	(6,453,293)
Other adjustments	—	(255)	—	163	—	(92)
Amortization of gain on interest rate swaps, net of tax	—	—	—	—	5,606	5,606
Benefit plans adjustment, net of tax	—	—	—	—	10,713	10,713
Compensatory stock awards	—	11,393	—	—	—	11,393
Balance, December 31, 2009 (Predecessor Company)	88,169	2,442,549	(9,137,160)	(256,114)	(56,492)	(6,919,048)
Net income	—	—	6,920,009	—	—	6,920,009
Compensatory stock awards	—	613	—	—	—	613
Other adjustments	—	(103)	—	103	—	—
Amortization of gain on interest rate swaps, net of tax	—	—	—	—	1,083	1,083
Benefit plans adjustment, net of tax	—	—	—	—	(4,535)	(4,535)
Cancellation of Predecessor Company common stock	(88,169)	—	—	—	—	(88,169)
Elimination of Predecessor Company additional paid-in capital, accumulated deficit, treasury stock and accumulated other comprehensive loss	—	(2,443,059)	2,217,151	256,011	59,944	90,047
Balance, January 31, 2010 (Predecessor Company)	$—	$—	$—	$—	$—	$—
Issuance of Successor Company common stock	$50	$—	$—	$—	$—	$50
Establishment of Successor Company additional paid-in capital	—	1,450,734	—	—	—	1,450,734
Balance, February 1, 2010 (Successor Company)	50	1,450,734	—	—	—	1,450,784
Net loss	—	—	(923,592)	—	—	(923,592)
Compensatory stock awards	—	4,489	—	—	—	4,489
Benefit plans adjustment, net of tax	—	—	—	—	(5,765)	(5,765)
Balance, December 31, 2010 (Successor Company)	50	1,455,223	(923,592)	—	(5,765)	525,916
Net loss	—	—	(518,964)	—	—	(518,964)
Compensatory stock awards	—	4,842	—	—	—	4,842
Other adjustments	—	(8)	—	—	—	(8)
Benefit plans adjustment, net of tax	—	—	—	—	(21,653)	(21,653)
Balance, December 31, 2011 (Successor Company)	$50	$1,460,057	$(1,442,556)	$—	$(27,418)	$(9,867)

The accompanying notes are an integral part of the consolidated financial statements.

DEX ONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share data and percentages and where otherwise indicated)

1.	Business and Basis of Presentation

The consolidated financial statements include the accounts of Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” “Successor Company,” “Company,” “Parent Company,” “we,” “us” and “our”) subsequent to the Effective Date, which is defined below. As of December 31, 2011, R.H. Donnelley Corporation, R.H. Donnelley Inc. (“RHDI” or “RHD Inc.”), Dex Media, Inc. (“Dex Media”), Dex One Digital, Inc. (“Dex One Digital”), formally known as Business.com, Inc. (“Business.com”) and Dex One Service, Inc. (“Dex One Service”) were our only direct wholly-owned subsidiaries. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of Dex One as of and for the year ended December 31, 2011 and eleven months ended December 31, 2010. All intercompany transactions and balances have been eliminated.

Dex One became the successor registrant to R.H. Donnelley Corporation (“RHD” or the “Predecessor Company,” “we,” “us” and “our” for operations prior to January 29, 2010, the “Effective Date”) upon emergence from Chapter 11 proceedings under Title 11 of the United States Code (“Chapter 11”) on the Effective Date. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of RHD as of and for the one month ended January 31, 2010 and year ended December 31, 2009. See Note 3, “Fresh Start Accounting and Reorganization Items, Net” for information on the impact our emergence from reorganization and adoption of fresh start accounting had on our financial position and results of operations.

Business Overview
We are a marketing solutions company that helps local businesses and consumers connect with each other. Our proprietary and affiliate provided marketing solutions combine multiple media platforms, which help drive large volumes of consumer leads to our customers, and assist our customers in managing their presence among those consumers. Our marketing consultants strive to be trusted advisors and offer local businesses personalized marketing consulting services and exposure across leading media platforms used by consumers searching for local businesses. These platforms include online and mobile local search solutions, major search engines, and print directories.

Our proprietary marketing solutions include our Dex published yellow pages directories, which we co-brand with other recognizable brands in the industry such as CenturyLink and AT&T, our Internet yellow pages site, DexKnows.com and our mobile applications, Dex Mobile and CityCentral. Our growing list of marketing solutions also includes local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, web sites, mobile web sites, reputation management, online video development and promotion, keyword optimization strategies and programs, distribution strategies, social strategies and tracking and reporting. Our digital lead generation solutions are powered by our search engine marketing product, DexNet, which extends our customers’ reach to our leading Internet and mobile partners to attract consumers searching for local businesses, products and services within our markets.

Chapter 11 and Emergence from Bankruptcy
On May 28, 2009, the Predecessor Company and its subsidiaries filed voluntary petitions for Chapter 11 relief in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On January 12, 2010, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law, and Order Confirming the Joint Plan of Reorganization for the Predecessor Company and its subsidiaries (the “Plan”). The Plan became effective in accordance with its terms on the Effective Date.

See our Annual Report on Form 10-K for the year ended December 31, 2010 for detailed information on the following matters associated with the Chapter 11 proceedings:

•	The Predecessor Company’s filing of voluntary positions in Chapter 11;

•	The confirmed Plan and our emergence from the Chapter 11 proceedings;

•	Restructuring conducted in connection with our emergence from the Chapter 11 proceedings;

•	Consummation of the Plan;

•	Impact on long-term debt upon emergence from the Chapter 11 proceedings; and

•	Accounting matters resulting from the Chapter 11 proceedings.

Reclassifications
In conjunction with our restructuring plan that commenced during the fourth quarter of 2010 and the resulting changes in our organizational structure, certain prior period amounts included in the consolidated statements of operations have been reclassified to conform to the current period’s presentation. See Note 4, “Restructuring Charges” for additional information. These reclassifications had no impact on operating income (loss) or net income (loss) for the eleven months ended December 31, 2010, one month ended January 31, 2010 or year ended December 31, 2009.

Labor Unions

Approximately 31% of our employees are represented by labor unions covered by two collective bargaining agreements with Dex Media. The unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”) or the Communication Workers of America (“CWA”). Dex Media’s collective bargaining agreement with the IBEW expires in May 2012 and Dex Media’s collective bargaining agreement with the CWA expires in September 2012.

Other

In April 2011, CenturyLink Inc. (“CenturyLink”) completed its acquisition of Qwest Communications International, Inc.  (“Qwest”). Historically, we have co-branded our directories under directory publishing agreements and have been bound by other commercial arrangements with each of CenturyLink and Qwest. For purposes of defining markets in which CenturyLink and Qwest provided local telephone service prior to the acquisition, legacy CenturyLink markets are hereby referred to as “CenturyLink East” markets and legacy Qwest markets as “CenturyLink West” markets. The directory publishing agreement and other commercial arrangements that the Company had entered into with Qwest remain contractual obligations of Qwest, and there have been no substantive revisions or amendments made to the terms and conditions of such arrangements.

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

Revenue Recognition
Our advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish. Advertising revenues also include revenues from our Internet-based marketing solutions including online directories, such as DexKnows.com and DexNet. Advertising revenues are affected by several factors, including changes in the quantity, size and characteristics of advertisements, acquisition of new customers, renewal rates of existing customers, premium advertisements sold, changes in advertisement pricing, the introduction of new marketing solutions, an increase in competition and more fragmentation in the local business search market and general economic factors. Revenues with respect to print advertising and Internet-based marketing solutions that are sold with print advertising are recognized under the deferral and amortization method whereby revenues are initially deferred when a directory is published, net of sales claims and allowances, and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to Internet-based marketing solutions that are sold standalone, such as DexNet, are recognized ratably over the life of the contract commencing when they are first delivered or fulfilled. Revenues with respect to our marketing solutions that are non-performance based are recognized ratably over the life of the contract commencing when they are first delivered or fulfilled. Revenues with respect to our marketing solutions that are performance-based are recognized as the service is delivered or fulfilled. Commencing in late 2011, the Company began to offer customers the ability to purchase digital marketing solutions for shorter time frames than our standard one year contract.

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

•
Collectability is reasonably assured: This criterion is satisfied by performing credit evaluations of our customers before the signed contract is executed or by requiring our customers to prepay in full for our marketing solutions. Reasonable assurance of collection is also evidenced by a review of the client’s payment history.

Revenue and deferred revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based primarily on historical experience. We update this estimate as information or circumstances indicate that the estimate may no longer represent the amount of claims we may incur in the future. The Company recorded sales claims allowances of $15.9 million and $9.9 million for the year ended December 31, 2011 and eleven months ended December 31, 2010, respectively. The Predecessor Company recorded sales claims allowances of $3.5 million and $43.8 million for the one month ended January 31, 2010 and year ended December 31, 2009, respectively.

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

We enter into multiple-deliverable revenue arrangements that may include any combination of our print or Internet-based marketing solutions and that are designed specifically to meet the needs of our customers. Our print and Internet-based marketing solutions are also sold on a stand-alone basis. The timing of delivery or fulfillment of our marketing solutions in a multiple-deliverable arrangement may differ, whereby the fulfillment of Internet-based marketing solutions typically precedes delivery of our print marketing solutions due to the length of time required to produce the final print product. In addition, multiple print directories included in a multiple-deliverable arrangement may be published at different times throughout the year. We limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery or fulfillment of other marketing solutions included in a multiple-deliverable arrangement. Our print and Internet-based marketing solutions are not inter-dependent. We account for multiple arrangements with a single client as one arrangement if the contractual terms and/or substance of those arrangements indicate that they may be so closely related that they are, in effect, parts of a single arrangement.

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

The objective of VSOE is to determine the price at which a company would transact a sale if the product or service were sold on a stand-alone basis. In determining VSOE, we require that a substantial majority of our selling prices are consistent with our normal pricing and discounting policies, which have been established by management having relevant authority, for the specific marketing solution when sold on a stand-alone basis. We ensure this consistency by performing an analysis on an annual basis or more often if necessary. In determining relative selling prices of our marketing solutions sold on a stand-alone basis, we consider, among other things, (1) the geographies in which our marketing solutions are sold, (2) economic factors, (3) local business conditions, (4) competition in our markets, (5) advertiser and consumer behavior and classifications, (6) gross margin objectives and (7) historical pricing practices. Selling prices are analyzed on a more frequent basis if changes in any of these factors have a material impact on our pricing and discounting policies. There have been no significant changes to our selling prices or methods used to determine VSOE during the year ended December 31, 2011. However, we may modify our pricing and discounting policies or implement new go-to-market strategies in the future, which could result in changes in selling prices, the methodology used to determine VSOE or use of another method in the selling price hierarchy to allocate arrangement consideration.

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

Accounts Receivable
Accounts receivable consist of balances owed to us by our advertising customers. Billed receivables represent the amount that has been billed to our advertising customers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience. We update this estimate as information or circumstances indicate that the estimate no longer appropriately represents the amount of bad debts and sales claims that are probable to be incurred. Unbilled receivables represent contractually owed amounts, net of an allowance for doubtful accounts and sales claims, for published directories that have yet to be billed to our customers.
All new local customers are subject to a credit review before a signed contract is executed. A credit review includes evaluation of credit or payment history with us, third party credit scoring and credit checks with other vendors. Most local customers are billed a pro rata amount of their contract value on a monthly basis. However, where appropriate, advance payments, in whole or in part, and/or personal guarantees from local customers may be required prior to the extension of credit to select advertisers.
On behalf of our national customers, Certified Marketing Representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. All new CMRs are subject to a credit review before a signed contract is executed and CMRs who are designated high risk are subject to prepayment requirements up to twelve months.

The Company’s write-off policy for accounts receivables associated with our local customers is designed to secure the collection of past-due funds as part of the sales renewal cycle, while the write-off policy for our national customers is determined based on the delinquency stage combined with CMR responsiveness to collection requests.  Generally, local client accounts receivable balances are considered eligible for write-off following completion of the annual sales renewal cycle if customers are greater than 300 days past-due on their oldest advertising charges, are non-responsive to payment demands and do not renew contracts for future advertising services. Management has deemed collectability of these past-due accounts receivables to be impaired. Accounts receivable balances associated with CMR's are written-off at 240 days past-due. The Company’s standard write-off policy also includes provisions to allow write-off acceleration for customers who are out of business as demonstrated via disconnected phone lines or declaring bankruptcy and deferral of write-offs for customers prepaying in full for new advertising. The Company does not have a threshold dollar amount to trigger an accounts receivable balance write-off.  Collection processes are performed in accordance with the Fair Debt Collections Practices Act where appropriate and contacts to customers are made at defined time intervals to solicit payment and/or determine why payment has not been made.  When appropriate in the collection process, customers are transferred to Company designated resources to resolve outstanding issues or file claims for adjustments of accounts receivable balances.  The Company’s bad debt policy includes guidelines for write-off of accounts as well as authorization and approval requirements.  The process for estimating the ultimate collection of accounts receivables involves significant assumptions and judgments regarding the write-off of accounts receivables and estimates on recovery expectations relative to bad debt write-offs. The Company believes that its credit, collection, bad debt recovery and reserve processes, combined with monitoring of its billing process, help to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in reimbursement experience.

The Company initiated a program in 2011 to extend partial or full open credit terms to customers with bad debt write-offs associated with prior year contracts.  Terms of this program require customers to either complete a credit application for review and/or satisfy defined advance payment requirements. Under the terms of this program, the accounts receivable balances previously designated as bad debt write-offs continue to be pursued for full recovery by designated outside collection agencies.

Identifiable Intangible Assets and Goodwill
Successor Company – Impairment Evaluation
Goodwill of $2.1 billion was recorded in connection with the Company’s adoption of fresh start accounting as discussed in Note 3, “Fresh Start Accounting and Reorganization Items, Net” and represented the excess of the reorganization value of Dex One over the fair value of identified tangible and intangible assets. Goodwill is not amortized but is subject to impairment testing on an annual basis as of October 31st or more frequently if indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level, which represents one level below an operating segment in accordance with FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”). As of December 31, 2011, the Company’s reporting units are RHDI, Dex Media East, Inc. (“DME Inc.”) and Dex Media West, Inc. (“DMW Inc.”).

The Company reviews the carrying value of goodwill, definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. The Company reviewed the following information, estimates and assumptions to determine if any indicators of impairment existed during the year ended December 31, 2011:

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

The Company concluded there were no triggering events to further measure for impairment during the three months ended December 31, 2011 and September 30, 2011, one month ended June 30, 2011 and three months ended March 31, 2011, respectively.

Based upon the continued decline in the trading value of our debt and equity securities, revisions made to our long-term forecast and changes in management, the Company concluded there were indicators of impairment as of May 31, 2011. As a result of identifying indicators of impairment, we performed an impairment test of goodwill in accordance with FASB ASC 350 and an impairment recoverability test of definite-lived intangible assets and other long-lived assets in accordance with FASB ASC 360, Property, Plant and Equipment (“FASB ASC 360”), as of May 31, 2011. Our impairment tests of goodwill, definite-lived intangible assets and other long-lived assets were performed using information, estimates and assumptions noted above and further described below. The Company’s goodwill, definite-lived intangible assets and other long-lived assets have been assigned to the respective reporting unit they represent for impairment testing.

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

Directory Services Agreements - The Company acquired directory services agreements through prior acquisitions. As these directory services agreements have a direct contribution to the financial performance of the business, the Company utilized the multi-period excess earnings method, which is a variant of the income approach, to assign a fair value to these assets. The multi-period excess earnings method uses a discounted cash flow model, whereby the projected cash flows of the intangible asset are computed indirectly, which means that future cash flows are projected with deductions made to recognize returns on appropriate contributory assets, leaving the excess, or residual net cash flow, as indicative of the intangible asset fair value. The multi-period excess earnings method assumes the value derived from the respective asset is greater in the earlier years and steadily declines over time.

Local and National Customer Relationships - The Company acquired significant local and national customer relationships through prior acquisitions and has also developed significant new local and national customer relationships.  These local and national customer relationships provide ongoing and repeat business for the Company. Given the direct contribution made by these local and national customer relationships to the financial performance of the business, the Company utilized the multi-period excess earnings method to assign a fair value to these assets.

Trade Names and Trademarks - The fair value of trade names and trademarks obtained as a result of prior acquisitions was determined based on a variant of the income approach known as the “relief from royalty” method. Under this method, the trade names and trademarks were valued based on the estimated amount of royalty fee that a company would have to pay in a hypothetical arms length transaction to license the assets if they were not owned. Significant assumptions utilized to value these assets were forecasted revenue streams, estimated applicable royalty rates, applicable income tax rates and appropriate discount rates.  Royalty rates were estimated based on the assessment of risk and return on investment factors of comparable transactions.

Technology, Advertising Commitments and Other - Certain of the Company’s developed software technology and content assets, which have a direct contribution to the financial performance of the business, were valued using the relief from royalty method discussed above. Other software related assets that are more focused on internal operations were valued under a cost approach, which measures the value of an asset by estimating the expenditures that would be required to replace the asset given its future service capability.  Advertising Commitments and other assets were valued using the multi-period excess earnings method.

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

The goodwill impairment charge has been recorded at each of our reporting units as follows:

Reporting Unit
RHDI	$250,518
DME Inc.	236,159
DMW Inc.	314,397
Total	$801,074

The following table presents critical assumptions used in the valuation of the reporting units at May 31, 2011:

Reporting Unit	Discount Rate	Terminal Growth Rate (1)	Years of Cash Flow Before Terminal Value	Reporting Unit Fair Value at May 31, 2011	Percentage By Which Reporting Unit Fair Value Exceeds its Carrying Value
RHDI	13.5%	(1.0)%	4.5 years	$855,000	—%
DME Inc.	13.5%	(1.0)%	4.5 years	700,000	—%
DMW Inc.	13.5%	(1.0)%	4.5 years	720,000	—%
Total	—	—	—	$2,275,000	—

(1)	Terminal growth rate was determined by reconciling the market value of our debt and equity securities as of May 31, 2011 to the Company’s long-term financial projections.

The goodwill impairment charge had no impact on current or future operating cash flow or compliance with debt covenants. Since the remaining goodwill assigned to each of our reporting units was fully impaired during the second quarter of 2011, our annual impairment test of goodwill was not performed as of October 31, 2011. As of December 31, 2011, the Company has no recorded goodwill at any of its reporting units.

During the three months ended September 30, 2010 and June 30, 2010, the Company concluded that there were indicators of impairment and as a result, we performed impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets as of September 30, 2010 and June 30, 2010. The testing results of our definite-lived intangible assets and other long-lived assets resulted in a non-goodwill intangible asset impairment charge of $4.3 million and $17.3 million during the three months ended September 30, 2010 and June 30, 2010, respectively, for a total non-goodwill intangible asset impairment charge of $21.6 million during the eleven months ended December 31, 2010 associated with trade names and trademarks, technology, local customer relationships and other from our former Business.com reporting unit. The Company also recognized a goodwill impairment charge of $385.3 million and $752.3 million during the three months ended September 30, 2010 and June 30, 2010, respectively, for a total goodwill impairment charge of $1,137.6 million during the eleven months ended December 31, 2010 resulting from our impairment testing, which was recorded in each of our reporting units. The sum of the goodwill and non-goodwill intangible asset impairment charges totaled $1,159.3 million for the eleven months ended December 31, 2010. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information including the methodology, estimates and assumptions used in our impairment testing for these periods as well as for our annual impairment test of goodwill as of October 31, 2010.

During the fourth quarter of 2010, the Company recognized a reduction in goodwill of $158.4 million related to the finalization of cancellation of indebtedness income and tax attribute reduction calculations required to be performed at December 31, 2010 associated with fresh start accounting.

The change in the carrying amount of goodwill since it was established in fresh start accounting as of the Fresh Start Reporting Date is as follows:

Balance at February 1, 2010		$2,097,124
Goodwill impairment charges during 2010	(1,137,623)
Reduction in goodwill during 2010	(158,427)
Total adjustment to goodwill during 2010		(1,296,050)
Goodwill impairment charge during the second quarter of 2011		(801,074)
Balance at December 31, 2011		$—

Successor Company – Intangible Assets
Amortization expense related to the Company’s intangible assets was $187.1 million and $167.0 million for the year ended December 31, 2011 and eleven months ended December 31, 2010, respectively. Amortization expense for these intangible assets for the five succeeding years is estimated to be approximately $187.8 million, $153.6 million, $141.7 million, $140.6 million and $138.2 million, respectively. Amortization of intangible assets for tax purposes is approximately $179.8 million in 2011.

Our identifiable intangible assets and their respective book values at December 31, 2011 are shown in the following table:

	Directory Services Agreements	Local Customer Relationships	National Customer Relationships	Trade Names and Trademarks	Technology, Advertising Commitments & Other	Total
Gross intangible assets carrying value	$1,330,000	$560,000	$175,000	$380,000	$85,500	$2,530,500
Accumulated amortization	(166,665)	(98,312)	(21,500)	(43,352)	(18,579)	(348,408)
Net intangible assets at December 31, 2011	$1,163,335	$461,688	$153,500	$336,648	$66,921	$2,182,092

The combined weighted average useful life of our identifiable intangible assets at December 31, 2011 is 20 years. The weighted average useful lives and amortization methodology for each of our identifiable intangible assets at December 31, 2011 are shown in the following table:

Intangible Asset	Weighted Average Useful Lives	Amortization Methodology
Directory services agreements	25 years	Income forecast method (1)
Local customer relationships	13 years	Income forecast method (1)
National customer relationships	24 years	Income forecast method (1)
Trade names and trademarks	13 years	Straight-line method
Technology, advertising commitments and other	7 years	Income forecast method (1)

(1)
These identifiable intangible assets are being amortized under the income forecast method, which assumes the value derived from these intangible assets is greater in the earlier years and steadily declines over time.

The Company evaluates the remaining useful lives of identifiable intangible assets and other long-lived assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible assets and other long-lived assets would be amortized prospectively over that revised remaining useful life. The Company evaluated the remaining useful lives of identifiable intangible assets and other long-lived assets during the year ended December 31, 2011 by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit we have over competing independent publishers in our markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on our evaluation as of December 31, 2011, the Company has determined that the estimated useful lives of intangible assets presented above reflect the period they are expected to contribute to future cash flows and are therefore deemed appropriate.

In conjunction with our impairment testing as of May 31, 2011 and evaluation of remaining useful lives of identifiable intangible assets and other long-lived assets, the Company determined that the estimated useful lives of intangible assets continued to be deemed appropriate. However, revisions to our long-term forecast, which was used for our impairment testing as of May 31, 2011, had a direct impact on the timing of amortization expense associated with intangible assets that are amortized using the income forecast method. The Company experienced an increase in amortization expense of $34.3 million during 2011 resulting from these changes.

Our identifiable intangible assets and their respective book values at December 31, 2010 were adjusted for the impairment charges during the eleven months ended December 31, 2010 noted above and are shown in the following table. The adjusted book values of these intangible assets represent their new cost basis. Accumulated amortization prior to the impairment charges was eliminated and the new cost basis will be amortized over the remaining useful lives of the intangible assets.

	Directory Services Agreements	Local Customer Relationships	National Customer Relationships	Trade Names and Trademarks	Technology, Advertising Commitments & Other	Total

Gross intangible assets carrying value	$1,330,000	$560,000	$175,000	$381,000	$85,500	$2,531,500
Accumulated amortization	(80,010)	(49,388)	(6,538)	(19,848)	(6,560)	(162,344)
Net intangible assets at December 31, 2010	$1,249,990	$510,612	$168,462	$361,152	$78,940	$2,369,156

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

Predecessor Company – Impairment Evaluation
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

Predecessor Company – Intangible Assets
Amortization expense related to the Predecessor Company’s intangible assets was $15.6 million and $514.6 million for the one month ended January 31, 2010 and year ended December 31, 2009, respectively.

Additional Information
In connection with our acquisition of Dex Media on January 31, 2006, (the “Dex Media Merger”), we acquired directory services agreements (collectively, the “Dex Directory Services Agreements”) which Dex Media had entered into with Qwest including, (1) a publishing agreement with a term of 50 years commencing November 8, 2002 (subject to automatic renewal for additional one-year terms), which grants us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the states Dex Media East and Dex Media West operate our directory business (“CenturyLink West States”) in which Qwest (and its successors) provided local telephone services as of November 8, 2002, as well as having the exclusive right to use certain Qwest branding on directories in those markets and (2) a non-competition agreement with a term of 40 years commencing November 8, 2002, pursuant to which Qwest (on behalf of itself and its affiliates and successors) has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the CenturyLink West States in which Qwest provided local telephone service as of November 8, 2002 that are directed primarily at consumers in those geographic areas.

As a result of the Dex Media Merger, we also acquired (1) an advertising commitment agreement whereby Qwest has agreed to purchase an aggregate of $20 million of advertising per year through 2017 from us at pricing on terms at least as favorable as those offered to similar large customers and (2) an intellectual property contribution agreement pursuant to which Qwest assigned and or licensed to us the Qwest intellectual property previously used in the Qwest directory services business along with (3) a trademark license agreement pursuant to which Qwest granted to us the right until November 2007 to use the Qwest Dex and Qwest Dex Advantage marks in connection with directory products and related marketing material in the CenturyLink West States and the right to use these marks in connection with DexKnows.com (the intangible assets in (2) and (3) collectively, “Trade Names”).

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

Fixed assets and computer software of the Company at December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
Computer software	$181,488	$154,485
Computer equipment	2,161	777
Machinery and equipment	31,646	27,537
Furniture and fixtures	13,930	13,824
Leasehold improvements	19,896	23,420
Buildings	1,775	1,760
Construction in Process – Computer software and equipment	9,541	16,511
Total cost	260,437	238,314
Less accumulated depreciation and amortization	(108,892)	(49,565)

Net fixed assets and computer software	$151,545	$188,749

Depreciation and amortization expense on fixed assets and computer software of the Company for the year ended December 31, 2011 and eleven months ended December 31, 2010 and the Predecessor Company for the one month ended January 31, 2010 and year ended December 31, 2009 was as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010	Year Ended December 31, 2009
Depreciation of fixed assets	$17,073	$15,486	$1,416	$16,789
Amortization of computer software	47,627	35,191	3,188	47,481
Total depreciation and amortization on fixed assets and computer software	$64,700	$50,677	$4,604	$64,270

During the year ended December 31, 2009, the Predecessor Company identified certain fixed assets no longer in service, which resulted in an acceleration of depreciation expense of $8.7 million. During the year ended December 31, 2009, the Predecessor Company retired certain computer software fixed assets, which resulted in an impairment charge of $0.4 million.

Interest Expense and Deferred Financing Costs
Successor Company
Gross interest expense for the year ended December 31, 2011 and eleven months ended December 31, 2010 was $226.9 million and $249.7 million, respectively.

In conjunction with our adoption of fresh start accounting and reporting on the Fresh Start Reporting Date, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $27.8 million and $29.3 million for the year ended December 31, 2011 and eleven months ended December 31, 2010, respectively. See Note 5, “Long-Term Debt, Credit Facilities and Notes” for additional information.

During the first quarter of 2010, we entered into interest rate swap and interest rate cap agreements that are not designated as cash flow hedges. The Company’s interest expense includes income of $3.4 million and expense of $8.2 million for the year ended December 31, 2011 and eleven months ended December 31, 2010, respectively, resulting from the change in fair value of these interest rate swaps and interest rate caps.

Predecessor Company
Contractual interest expense that would have appeared on the Predecessor Company’s consolidated statement of operations if not for the filing of the Chapter 11 petitions was $65.9 million and $802.4 million for the one month ended January 31, 2010 and year ended December 31, 2009, respectively.

Gross interest expense recognized for the one month ended January 31, 2010 and year ended December 31, 2009 was $19.7 million and $489.8 million, respectively. Certain costs associated with the issuance of debt instruments were capitalized and included in other non-current assets on the consolidated balance sheets. These costs were amortized to interest expense over the terms of the related debt agreements. The bond outstanding method was used to amortize deferred financing costs relating to debt instruments with respect to which we made accelerated principal payments. Other deferred financing costs were amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $1.8 million and $27.5 million for the one month ended January 31, 2010 and year ended December 31, 2009, respectively.

The Predecessor Company’s interest expense for the one month ended January 31, 2010 and year ended December 31, 2009 includes expense of $0.8 million and $5.6 million, respectively, associated with the change in fair value of the Dex Media East LLC interest rate swaps no longer deemed financial instruments as a result of filing the Chapter 11 petitions. The Predecessor Company’s interest expense for the one month ended January 31, 2010 and year ended December 31, 2009 also includes expense of $1.1 million and $9.6 million, respectively, resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. The amounts previously charged to accumulated other comprehensive loss related to the Dex Media East LLC interest rate swaps were to be amortized to interest expense over the remaining life of the interest rate swaps based on future interest payments, as it was not probable that those forecasted transactions would not occur. In accordance with fresh start accounting and reporting, unamortized amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps of $15.3 million were eliminated as of the Fresh Start Reporting Date.

As a result of the amendment of the RHDI credit facility and the refinancing of the former Dex Media West LLC credit facility on June 6, 2008, the Predecessor Company’s interest rate swaps associated with these two debt arrangements were no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment was no longer permitted. In addition, as a result of filing the Chapter 11 petitions, these interest rate swaps were required to be settled or terminated during 2009. As a result of the change in fair value of these interest rate swaps prior to the Effective Date, the Predecessor Company’s interest expense included expense of $0.4 million for the one month ended January 31, 2010 and income of $10.7 million for the year ended December 31, 2009.

In conjunction with the Dex Media Merger and as a result of purchase accounting required under generally accepted accounting principles (“GAAP”), the Predecessor Company recorded Dex Media’s debt at its fair value on January 31, 2006. The Predecessor Company recognized an offset to interest expense in each period subsequent to the Dex Media Merger through May 28, 2009 for the amortization of the corresponding fair value adjustment. The offset to interest expense was $7.7 million for the year ended December 31, 2009. The offset to interest expense was to be recognized over the life of the respective debt, however due to filing the Chapter 11 petitions, unamortized fair value adjustments at May 28, 2009 of $78.5 million were written-off and recognized as a reorganization item on the consolidated statement of operations for the year ended December 31, 2009.

Advertising Expense
The Company and the Predecessor Company recognize advertising expenses as incurred. These expenses include media, public relations, promotional, branding and sponsorship costs and on-line advertising. Total advertising expense for the Company was $17.7 million and $27.9 million for the year ended December 31, 2011 and eleven months ended December 31, 2010, respectively. Total advertising expense for the Predecessor Company was $1.0 million and $31.0 million for the one month ended January 31, 2010 and year ended December 31, 2009, respectively.

Concentration of Credit Risk
Trade Receivables
Approximately 85% of our advertising revenue is derived from the sale of our marketing solutions to local businesses. These customers typically enter into 12-month advertising sales contracts and make monthly payments over the term of the contract. Commencing in late 2011, the Company began to offer variable term contracts to our advertising customers. Some customers prepay the full amount or a portion of the contract value. Most new customers and customers desiring to expand their advertising programs are subject to a credit review. If the customers qualify, we may extend credit to them in the form of a trade receivable for their advertising purchase. Local businesses tend to have fewer financial resources and higher failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. We do not require collateral from our customers, although we do charge late fees to customers that do not pay by specified due dates.

The remaining approximately 15% of our advertising revenue is derived from the sale of our marketing solutions to national or large regional chains. Substantially all of the revenue derived through national accounts is serviced through CMRs from which we accept orders. CMRs are independent third parties that act as agents for national customers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR.

Derivative Financial Instruments
At December 31, 2011, we had interest rate swap and interest rate cap agreements with major financial institutions with a notional amount of $500.0 million and $400.0 million, respectively. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount for interest rate swaps is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the interest rate swap agreement. Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates. Any loss would be limited to the amount that would have been received based on the spread in rates over the remaining life of the interest rate cap agreement. The counterparties to the interest rate swap and interest rate cap agreements are major financial institutions with credit ratings of AA- or higher, or the equivalent dependent upon the credit rating agency.

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

All derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair values of our interest rate swaps and interest rate caps are determined based on quoted market prices. These derivative instruments have not been designated as cash flow hedges and as such, the initial fair value and any subsequent gains or losses on the change in the fair value of the interest rate swaps and interest rate caps are reported in earnings as a component of interest expense. Any gains or losses related to the quarterly fair value adjustments are presented as a non-cash operating activity on the consolidated statements of cash flows. For derivative instruments that are designated as cash flow hedges and that are determined to provide an effective hedge, the differences between the fair value and the book value of the derivative instruments are recognized in accumulated other comprehensive income (loss), a component of shareholders' equity (deficit).

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

See Note 6, “Derivative Financial Instruments” for additional information regarding our interest rate swaps and interest rate caps.

Pension and Postretirement Benefits
Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. For the year ended December 31, 2011, eleven months ended December 31, 2010, one month ended January 31, 2010 and year ended December 31, 2009, the Company and the Predecessor Company utilized an outsource provider’s yield curve to determine the appropriate discount rate for each of the defined benefit pension plans based on the individual plans’ expected future cash flows. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future healthcare costs is based on historical experience and external factors.

See Note 9, “Benefit Plans,” for further information regarding our benefit plans.

Income Taxes
We account for income taxes under the asset and liability method in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”).
Our deferred income tax liabilities and assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. We adjust our deferred income tax liabilities and assets, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We establish a valuation allowance to offset any deferred income tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized.

We recognize uncertain income tax positions taken or expected to be taken on tax returns at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. See Note 7, “Income Taxes,” for additional information regarding our (provision) benefit for income taxes.

Earnings (Loss) Per Share
The calculation of basic and diluted earnings (loss) per share (“EPS”) of the Company for the year ended December 31, 2011 and eleven months ended December 31, 2010 and the Predecessor Company for the one month ended January 31, 2010 and year ended December 31, 2009, respectively, is presented below.

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010	Year Ended December 31, 2009
Basic EPS
Net income (loss)	$(518,964)	$(923,592)	$6,920,009	$(6,453,293)
Weighted average common shares outstanding	50,144	50,020	69,013	68,896
Basic EPS	$(10.35)	$(18.46)	$100.27	$(93.67)
Diluted EPS
Net income (loss)	$(518,964)	$(923,592)	$6,920,009	$(6,453,293)
Weighted average common shares outstanding	50,144	50,020	69,013	68,896
Dilutive effect of stock awards	—	—	39	—
Weighted average diluted shares outstanding	50,144	50,020	69,052	68,896
Diluted EPS	$(10.35)	$(18.46)	$100.21	$(93.67)

Diluted EPS is calculated by dividing net income by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights (“SARs”) and restricted stock, the dilutive effect of which is calculated using the treasury stock method.

Due to the Company’s reported net loss for the year ended December 31, 2011 and eleven months ended December 31, 2010 and the Predecessor Company’s reported net loss for the year ended December 31, 2009, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of diluted EPS. For the year ended December 31, 2011 and eleven months ended December 31, 2010, 2.7 million shares and 1.3 million shares, respectively, of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the period. For both the one month ended January 31, 2010 and year ended December 31, 2009, 4.6 million shares of the Predecessor Company’s stock-based awards had exercise prices that exceeded the average market price of the Predecessor Company’s common stock for the respective period.

Stock-Based Awards
The Company maintains the Dex One Equity Incentive Plan (“EIP”), whereby certain employees and non-employee directors of the Company are eligible to receive stock options, SARs, limited stock appreciation rights in tandem with stock options, restricted stock and restricted stock units. Under the EIP, 5.6 million shares of our common stock were originally authorized for grant. To the extent that shares of our common stock are not issued or delivered by reason of (i) the expiration, termination, cancellation or forfeiture of such award, with certain exceptions, such as shares acquired from employees to satisfy minimum tax obligations related to the vesting of restricted stock awards or (ii) the settlement of such award in cash, then such shares of our common stock shall again be available under the EIP. Stock awards will typically be granted at the closing market value of our common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to four years from the date of grant, and may be exercised up to a maximum of ten years from the date of grant. The Company’s Compensation & Benefits Committee determines termination, vesting and other relevant provisions at the date of the grant.

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

The Company and the Predecessor Company record stock-based compensation expense in the consolidated statements of operations for all employee stock-based awards based on their grant date fair values. The Company and the Predecessor Company estimate forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. The Company used an estimated weighted average forfeiture rate in determining stock-based compensation expense of 6.3% and 8.9% during the year ended December 31, 2011 and eleven months ended December 31, 2010, respectively. The Predecessor Company used an estimated weighted average forfeiture rate in determining stock-based compensation expense of 8.0% during the first quarter of 2009 and 10.2% for the remainder of 2009 and January 2010.

See Note 8, “Stock Incentive Plans” for additional information regarding the Company’s and the Predecessor Company’s stock incentive plans.

2009 Long-Term Incentive Plan for Executive Officers
The Company’s 2009 Long-Term Incentive Plan for Executive Officers (“2009 LTIP”) is a cash-based plan designed to provide long-term incentive compensation to participants based on the achievement of performance goals. The 2009 LTIP was originally approved by the Predecessor Company’s Compensation & Benefits Committee in 2009. During the bankruptcy proceedings, the Bankruptcy Court approved for the 2009 LTIP to be carried forward by the Company upon emergence from Chapter 11. The Company’s Compensation & Benefits Committee administers the 2009 LTIP in its sole discretion and may, subject to certain exceptions, delegate some or all of its power and authority under the 2009 LTIP to the Chief Executive Officer or other executive officer of the Company. Participants in the 2009 LTIP consist of (i) such executive officers of the Company and the Predecessor Company and its affiliates as the Compensation & Benefits Committee in its sole discretion may select from time to time and (ii) such other employees of the Company and the Predecessor Company and its subsidiaries and affiliates as the Chief Executive Officer in his sole discretion may select from time to time. The amount of each award under the 2009 LTIP will be paid in cash and is dependent upon the attainment of certain performance measures related to the amount of the Company’s and Predecessor Company’s cumulative free cash flow for the 2009, 2010 and 2011 fiscal years (the “Performance Period”). Participants who are executive officers of the Company and Predecessor Company, and certain other participants designated by the Chief Executive Officer, were also eligible to receive a payment upon the achievement of a restructuring, reorganization and/or recapitalization relating to the Predecessor Company’s outstanding indebtedness and liabilities (the “Specified Actions”) during the Performance Period. Payments are to be made following the end of the Performance Period or the date of a Specified Action, as the case may be. Upon emergence from Chapter 11 and the achievement of the Specified Actions, the Company made cash payments associated with the 2009 LTIP of $8.0 million during the eleven months ended December 31, 2010.

These cash-based awards were granted to participants in April 2009. The Company recognized compensation expense related to the 2009 LTIP of $1.2 million and $4.8 million during the year ended December 31, 2011 and eleven months ended December 31, 2010, respectively. The Predecessor Company recognized compensation expense related to the 2009 LTIP of $0.5 million and $5.0 million during the one month ended January 31, 2010 and year ended December 31, 2009, respectively.

Fair Value of Financial Instruments
At December 31, 2011 and 2010, the fair value of cash and cash equivalents, accounts receivable, net and accounts payable and accrued liabilities approximated their carrying value based on the net short-term nature of these instruments. All of the Company’s assets and liabilities were fair valued as of the Fresh Start Reporting Date in connection with our adoption of fresh start accounting. See our Annual Report on Form 10-K for the year ended December 31, 2010 for detailed information on the methodology and assumptions used to value our assets and liabilities in conjunction with our adoption of fresh start accounting. Estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”) defines fair value, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and expands disclosures about fair value measurements. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, which gives the highest priority to quoted prices in active markets, is comprised of the following three levels:

•	Level 1 – Unadjusted quoted market prices in active markets for identical assets and liabilities.

•
Level 2 – Observable inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions, or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Prices or valuations that require inputs that are both significant to the measurement and unobservable.

As required by FASB ASC 820, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company had interest rate swaps with a notional amount of $500.0 million and interest rate caps with a notional amount of $400.0 million at December 31, 2011 and 2010 that are measured at fair value on a recurring basis. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 and 2010, respectively, and the level within the fair value hierarchy in which the fair value measurements were included.

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Derivatives:	December 31, 2011	December 31, 2010
Interest Rate Swap – Liabilities	$(2,694)	$(6,365)
Interest Rate Cap – Assets	$5	$308

There were no transfers of assets or liabilities into or out of Levels 1, 2 or 3 during the year ended December 31, 2011 or eleven months ended December 31, 2010. The Company has established a policy of recognizing transfers between levels in the fair value hierarchy as of the end of a reporting period.

The Company’s long-term debt obligations are not measured at fair value on a recurring basis, however we present the fair value of the Dex One Senior Subordinated Notes, which is defined in Note 3, “Fresh Start Accounting and Reorganization Items, Net,” and our amended and restated credit facilities in Note 5, “Long-Term Debt, Credit Facilities and Notes.” The Company has utilized quoted market prices, where available, to compute the fair market value of these long-term debt obligations at December 31, 2011 and 2010. The Dex One Senior Subordinated Notes are categorized within Level 1 of the fair value hierarchy and our amended and restated credit facilities are categorized within Level 2 of the fair value hierarchy.

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

Fair value for our derivative instruments was derived using pricing models based on a market approach. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value for each of our derivative instruments incorporate specific contract terms for valuation inputs, including effective dates, maturity dates, interest rate swap pay rates, interest rate cap rates and notional amounts, as disclosed and presented in Note 6, “Derivative Financial Instruments,” interest rate yield curves, and the creditworthiness of the counterparty and the Company. Counterparty credit risk and the Company’s credit risk could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. At December 31, 2011, the impact of applying counterparty credit risk in determining the fair value of our derivative instruments was an increase to our derivative instruments liability of less than $0.1 million. At December 31, 2011, the impact of applying the Company’s credit risk in determining the fair value of our derivative instruments was a decrease to our derivative instruments liability of $1.1 million.

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

Benefit Plan Assets
The fair values of the Company’s benefit plan assets and the disclosures required by FASB ASC 715-20, Compensation – Retirement Benefits are presented in Note 9, “Benefit Plans.”

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

New Accounting Pronouncements
In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 simplifies how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. As the Company’s goodwill was fully impaired in the second quarter of 2011, at this time adoption of ASU 2011-08 will have no impact on our financial position and result of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers the effective date of provisions included in ASU 2011-05 that require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements.
ASU 2011-12 further states that entities must continue to report reclassification adjustments out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. As the adoption of ASU 2011-05 will only affect the reporting of information noted above, there will be no impact on our financial position and result of operations. The Company is currently evaluating the presentation alternatives noted in ASU 2011-05 and is monitoring the FASB's deliberations regarding ASU 2011-12.

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

We have reviewed other accounting pronouncements that were issued as of December 31, 2011, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

3.	Fresh Start Accounting and Reorganization Items, Net

The Company adopted fresh start accounting and reporting effective February 1, 2010, the Fresh Start Reporting Date, in accordance with FASB ASC 852, Reorganizations (“FASB ASC 852”), as the holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the voting shares of the emerging entity and the reorganization value of the Company’s assets immediately before the date of confirmation was less than the post-petition liabilities and allowed claims. The Company was required to adopt fresh start accounting and reporting as of January 29, 2010, the Effective Date. However, in light of the proximity of that date to our accounting period close immediately after the Effective Date, which was January 31, 2010, as well as the results of a materiality assessment, we elected to adopt fresh start accounting and reporting on February 1, 2010.

The financial statements as of the Fresh Start Reporting Date report the results of Dex One with no beginning retained earnings or accumulated deficit. Any presentation of Dex One represents the financial position and results of operations of a new reporting entity and is not comparable to prior periods presented by RHD. The consolidated financial statements for periods ended prior to the Fresh Start Reporting Date do not purport to reflect or provide for the consequences of the Chapter 11 proceedings and do not include the effect of any changes in the Predecessor Company’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

FASB ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the process of reorganizing the business under Chapter 11 from the ongoing operations of the business. Reorganization items include certain expenses such as professional fees, realized gains and losses and provisions for losses that were realized from the reorganization and restructuring process. The Predecessor Company has classified these items as reorganization items, net on the consolidated statement of operations.

The Predecessor Company recorded $7.8 billion of reorganization items during the one month ended January 31, 2010 comprised of (i) a pre-emergence gain of $4.5 billion resulting from the discharge of liabilities under the Plan, partially offset by the issuance of new Dex One common stock, establishment of additional paid-in capital and the issuance of $300.0 million aggregate principal amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”); (ii) pre-emergence charges to earnings recorded as reorganization items resulting from certain costs and expenses relating to the Plan becoming effective; and (iii) a pre-emergence increase in earnings of $3.3 billion resulting from the aggregate changes to the net carrying value of our pre-emergence assets and liabilities to reflect their fair values under fresh start accounting, as well as the recognition of goodwill. The following table displays the details of reorganization items for the one month ended January 31, 2010:

Predecessor Company
One Month Ended January 31, 2010
Liabilities subject to compromise (1)	$6,352,813
Issuance of new Dex One common stock (par value) (2)	(50)
Dex One additional paid-in capital established in fresh start accounting (2)	(1,450,734)
Issuance of Dex One Senior Subordinated Notes (3)	(300,000)
Reclassified into other balance sheet liability accounts (4)	(39,471)
Professional fees and other (5)	(38,403)
Gain on reorganization / settlement of liabilities subject to compromise	4,524,155

Fresh start accounting adjustments:
Goodwill (6)	2,097,124
Write off of deferred revenue and deferred directory costs (7)	655,555
Fair value adjustment to intangible assets (8)	415,132
Fair value adjustment to the amended and restated credit facilities (9)	120,245
Fair value adjustment to fixed assets and computer software (8)	49,814
Write-off of deferred financing costs (10)	(48,443)
Other fresh start accounting adjustments (11)	(20,450)
Total fresh start accounting adjustments	3,268,977
Total reorganization items, net	$7,793,132

(1)
Liabilities subject to compromise generally refer to pre-petition obligations, secured or unsecured, that may be impaired by a plan of reorganization.  FASB ASC 852 requires such liabilities, including those that became known after filing the Chapter 11 petitions, be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The table below identifies the principal categories of liabilities subject to compromise at January 31, 2010, which subsequently were discharged under the Plan:

Predecessor Company senior notes, senior discount notes and senior subordinated notes (“Notes in Default”)	$6,071,756
Accrued interest	241,585
Tax related liabilities	28,845
Accounts payable and accrued liabilities	10,627
Total liabilities subject to compromise	$6,352,813

(2)
On the Effective Date, the Company issued an aggregate amount of 50.0 million shares of new common stock, par value $.001 per share, and established additional paid-in capital of $1.5 billion based on the fair value of equity less the par value of Dex One common stock.

(3)
On the Effective Date and in accordance with the Plan, we issued the Dex One Senior Subordinated Notes to the holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011 on a pro rata basis in addition to their share of the reorganized Dex One equity.

(4)	Represents liabilities originally classified as liabilities subject to compromise that were assumed under the Plan and reclassified to liabilities not subject to compromise.

(5)
The Predecessor Company incurred professional fees associated with filing the Chapter 11 petitions of $30.6 million during the one month ended January 31, 2010, of which $22.7 million were paid in cash during the one month ended January 31, 2010. Professional fees included financial, legal and valuation services directly associated with the reorganization process. During the one month ended January 31, 2010, the Predecessor Company did not receive any operating cash receipts resulting from the filing of the Chapter 11 petitions.

(6)
The excess reorganization value over the fair value of identified tangible and intangible assets of $2.1 billion was recorded as goodwill. See “Enterprise Value / Reorganization Value Determination” below for additional information.

(7)
The adoption of fresh start accounting had a significant impact on the results of operations of the Company commencing on the Fresh Start Reporting Date. As a result of the deferral and amortization method of revenue recognition, recognized advertising revenues reflect the amortization of advertising sales consummated in prior periods as well as in the current period. Fresh start accounting precluded us from recognizing substantially all of our deferred advertising revenue of $791.0 million and all of the related deferred directory costs of $135.5 million based on the minimal obligations we had subsequent to the Fresh Start Reporting Date associated with advertising sales fulfilled prior to the Fresh Start Reporting Date.

(8)
The determination of the fair value of our intangible assets resulted in a $415.1 million net increase in intangible assets on the reorganized condensed consolidated balance sheet at January 31, 2010. The determination of the fair value of our fixed assets and computer software resulted in a $49.8 million net increase in fixed assets and computer software on the reorganized condensed consolidated balance sheet at January 31, 2010.

(9)
In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our amended and restated credit facilities. See Note 2, “Summary of Significant Accounting Policies – Interest Expense and Deferred Financing Costs” and Note 5, “Long-Term Debt, Credit Facilities and Notes” for additional information.

(10)	As a result of fresh start accounting, deferred financing costs of $48.4 million associated with the Predecessor Company’s existing credit facilities were eliminated.

(11)	Represents various other fresh start accounting adjustments including adjustments to deferred rent and prepaid expenses and other current assets.

During the year ended December 31, 2009, the Predecessor Company recorded $94.8 million as reorganization items, net on the consolidated statement of operations. The following table displays the details of reorganization items for the year ended December 31, 2009:

Predecessor Company
Year Ended December 31, 2009
Professional fees (1)	$77,375
Write-off of unamortized deferred financing costs (2)	64,475
Write-off of unamortized net premiums / discounts on long-term debt (2)	34,886
Write-off of debt related unamortized fair value adjustments (2)	(78,511)
Lease rejections, abandoned property and other (3)	(3,457)
Total reorganization items, net	$94,768

(1)	The Predecessor Company incurred professional fees associated with filing the Chapter 11 petitions of $77.4 million during the year ended December 31, 2009, of which $67.6 million were paid in cash.

(2)
The write-off of unamortized deferred financing costs of $64.5 million, unamortized net premiums / discounts of $34.9 million and unamortized fair value adjustments required by GAAP as a result of the Dex Media Merger of $78.5 million at May 28, 2009, relate to long-term debt classified as liabilities subject to compromise at December 31, 2009.

(3)
The Predecessor Company recognized $3.5 million during the year ended December 31, 2009 associated with rejected leases, abandoned property and other, which were approved by the Bankruptcy Court through December 31, 2009 as part of the Chapter 11 proceedings.

In 2009, the Predecessor Company did not receive any operating cash receipts resulting from the filing of the Chapter 11 petitions.

Enterprise Value / Reorganization Value Determination
Enterprise value represents the fair value of an entity’s interest-bearing debt and shareholders’ equity. In the disclosure statement associated with the Plan, which was confirmed by the Bankruptcy Court, we estimated a range of enterprise values between $4.2 billion and $5.3 billion, with a midpoint of $4.8 billion. Based on the then current and anticipated economic conditions and the direct impact these conditions had on our business, we deemed it appropriate to use the midpoint between the low end of the range and the overall midpoint of the range to determine the final enterprise value of $4.5 billion, comprised of debt valued at $3.3 billion and equity valued at $1.3 billion less cash required to be on hand as a result of the Plan of $125.0 million.

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

See our Annual Report on Form 10-K for the year ended December 31, 2010 for detailed information on the critical estimates, assumptions and methodologies used in determining the Company’s enterprise value and reorganization value and the fair values of our assets and liabilities in fresh start accounting, as well as the impact of emergence from reorganization and fresh start accounting on our financial position, results of operations and cash flows.

4.	Restructuring Charges

Successor Company Actions
During the fourth quarter of 2010, the Company initiated a restructuring plan that includes headcount reductions, consolidation of responsibilities and vacating leased facilities (“Restructuring Actions”), which continued throughout 2011. Employees impacted by the Restructuring Actions were notified of their termination during the fourth quarter of 2010 and throughout 2011. In addition, the Company vacated certain of its leased facilities during 2011. As a result of the Restructuring Actions, we have recognized a restructuring charge to earnings of $25.0 million and $18.6 million and made payments of $31.9 million and $0.7 million during the year ended December 31, 2011 and eleven months ended December 31, 2010, respectively, related to severance, vacating leased facilities and related restructuring activities. The following table shows the activity in our restructuring reserve associated with the Restructuring Actions since inception.

Restructuring Actions
Balance at February 1, 2010	$—
Additions to reserve charged to earnings	18,586
Payments	(728)
Balance at December 31, 2010	17,858
Additions to reserve charged to earnings	25,019
Payments	(31,905)
Non-cash reduction in restructuring reserve	(3,005)
Balance at December 31, 2011	$7,967

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

During the second quarter of 2008, the Predecessor Company initiated a restructuring plan that included headcount reductions, consolidation of responsibilities and vacating leased facilities (“2008 Actions”) that occurred during 2008 and continued into 2009. During the year ended December 31, 2009, the Predecessor Company recognized a restructuring charge to earnings associated with the 2008 Actions of $9.3 million and made payments $17.5 million.

Restructuring charges that are charged (credited) to earnings are included in production and distribution expenses, selling and support expenses or general and administrative expenses on the consolidated statements of operations, as applicable.

5.	Long-Term Debt, Credit Facilities and Notes

The following table presents the fair market value of our long-term debt at December 31, 2011 and 2010 based on quoted market prices on those dates, as well as the carrying value of our long-term debt at December 31, 2011 and 2010, which includes $63.2 million and $91.0 million, respectively, of unamortized fair value discount adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date.

	December 31, 2011		December 31, 2010
	Fair Market Value	Carrying Value	Fair Market Value	Carrying Value

RHDI Amended and Restated Credit Facility	$333,892	$947,211	$800,175	$1,014,485
Dex Media East Amended and Restated Credit Facility	294,026	651,582	597,185	739,090
Dex Media West Amended and Restated Credit Facility	339,418	611,564	618,214	683,646
Dex One Senior Subordinated Notes	66,750	300,000	204,750	300,000
Total Dex One consolidated	1,034,086	2,510,357	2,220,324	2,737,221
Less current portion	143,132	326,300	208,340	249,301
Long-term debt	$890,954	$2,184,057	$2,011,984	$2,487,920

Credit Facilities
RHDI Amended and Restated Credit Facility
As of December 31, 2011, the outstanding balance under the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”) totaled $947.2 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:

◦
The highest (subject to a floor of 4.00%) of (i) the Prime Rate (as defined in the RHDI Amended and Restated Credit Facility), (ii) the Federal Funds Effective Rate (as defined in the RHDI Amended and Restated Credit Facility) plus 0.50%, and (iii) one month LIBOR plus 1.00% in each case, plus an interest rate margin for base rate loans. The interest rate margin for base rate loans is initially 5.25% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 5.25% per annum if RHDI’s consolidated leverage ratio is greater than or equal to 4.25 to 1.00, and equal to 5.00% per annum if RHDI’s consolidated leverage ratio is less than 4.25 to 1.00; or

◦
The higher of (i) LIBOR rate and (ii) 3.00%, in each case, plus an interest rate margin for Eurodollar loans. The interest rate margin for Eurodollar loans is initially 6.25% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 6.25% per annum if RHDI’s consolidated leverage ratio is greater than or equal to 4.25 to 1.00, and equal to 6.00% per annum if RHDI’s consolidated leverage ratio is less than 4.25 to 1.00. RHDI may elect interest periods of one, two, three or six months for LIBOR borrowings.

The RHDI Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at December 31, 2011.

Dex Media East Amended and Restated Credit Facility
As of December 31, 2011, the outstanding balance under the amended and restated Dex Media East credit facility (“Dex Media East Amended and Restated Credit Facility”) totaled $651.6 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:

◦
The highest of (i) the Prime Rate (as defined in the Dex Media East Amended and Restated Credit Facility), (ii) the Federal Funds Effective Rate (as defined in the Dex Media East Amended and Restated Credit Facility) plus 0.50%, and (iii) one month LIBOR plus 1.00% in each case, plus an interest rate margin for base rate loans. The interest rate margin for base rate loans is initially 1.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 1.50% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 1.25% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 1.00% per annum if DME Inc.’s consolidated leverage ratio is less than 2.50 to 1.00; or

◦
The LIBOR rate plus an interest rate margin for Eurodollar loans. The interest rate margin for Eurodollar loans is initially 2.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 2.50% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 2.25% per annum if DME Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 2.00% per annum if DME Inc.’s consolidated leverage ratio is less than 2.50 to 1.00. DME Inc. may elect interest periods of one, two, three or six months for LIBOR borrowings.

The Dex Media East Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 3.0% at December 31, 2011.

Dex Media West Amended and Restated Credit Facility
As of December 31, 2011, the outstanding balance under the amended and restated Dex Media West credit facility (“Dex Media West Amended and Restated Credit Facility”) totaled $611.6 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:

◦
The highest (subject to a floor of 4.00%) of (i) the Prime Rate (as defined in the Dex Media West Amended and Restated Credit Facility), (ii) the Federal Funds Effective Rate (as defined in the Dex Media West Amended and Restated Credit Facility) plus 0.50%, and (iii) one month LIBOR plus 1.00% in each case, plus an interest rate margin for base rate loans. The interest rate margin for base rate loans is initially 3.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 3.50% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 3.25% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 3.00% per annum if DMW Inc.’s consolidated leverage ratio is less than 2.50 to 1.00; or

◦
The higher of (i) LIBOR rate and (ii) 3.00%, in each case, plus an interest rate margin for Eurodollar loans. The interest rate margin for Eurodollar loans is initially 4.50% per annum, and such interest rate margin adjusts pursuant to a pricing grid that provides for a margin equal to 4.50% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.75 to 1.00, equal to 4.25% per annum if DMW Inc.’s consolidated leverage ratio is greater than or equal to 2.50 to 1.00 but less than 2.75 to 1.00 and equal to 4.00% per annum if DMW Inc.’s consolidated leverage ratio is less than 2.50 to 1.00. DMW Inc. may elect interest periods of one, two, three or six months for LIBOR borrowings.

The Dex Media West Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.2% at December 31, 2011.

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

Pursuant to a shared guaranty and collateral agreement and subject to an intercreditor agreement among the administrative agents under each of the amended and restated credit facilities, the Company and, subject to certain exceptions, certain subsidiaries of the Company, guaranty the obligations under each of the amended and restated credit facilities and the obligations are secured by a lien on substantially all of such guarantors’ tangible and intangible assets (other than the assets of the Company’s subsidiary, Dex One Digital), including a pledge of the stock of their respective subsidiaries, as well as a mortgage on certain real property, if any.

Notes
Dex One Senior Subordinated Notes
On the Effective Date, we issued the $300.0 million Dex One Senior Subordinated Notes in exchange for the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011. Interest on the Dex One Senior Subordinated Notes is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 29, 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects paid-in-kind (“PIK”) interest payments. The Company may elect, no later than two business days prior to the beginning of any such semi-annual interest period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as incremental or additional senior subordinated notes. During the year ended December 31, 2011, the Company made interest payments entirely in cash. In September 2011, the Company elected to pay interest amounts on the Dex One Senior Subordinated Notes 50% in cash and 50% in PIK interest in lieu of making interest payments entirely in cash for the semi-annual interest period ending March 31, 2012, as permitted by the indenture governing the Dex One Senior Subordinated Notes. For subsequent semi-annual interest periods, the Company may make this election within the prescribed timeframe noted above. In the absence of such an election for any subsequent semi-annual interest period, interest on the Dex One Senior Subordinated Notes will be payable in the form of the interest payment for the semi-annual interest period immediately preceding such subsequent semi-annual interest period. The interest rate on the Dex One Senior Subordinated Notes may be subject to adjustment in the event the Company incurs certain specified debt with a higher effective yield to maturity than the yield to maturity of the Dex One Senior Subordinated Notes. The Dex One Senior Subordinated Notes are unsecured obligations of the Company, effectively subordinated in right of payment to all of the Company’s existing and future secured debt, including Dex One’s guarantee of borrowings under each of the amended and restated credit facilities and are structurally subordinated to any existing or future liabilities (including trade payables) of our direct and indirect subsidiaries.

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

The Dex One Senior Subordinated Notes with a remaining face value of $300.0 million at December 31, 2011 are redeemable at our option at the following prices (as a percentage of face value):

Redemption Year	Price
2012	102.00%
2013	101.00%
2014 and thereafter	100.00%

The following table presents aggregate maturities of our long-term debt at December 31, 2011, which (1) includes the current portion, (2) excludes fair value adjustments as a result of fresh start accounting and (3) assumes the issuance of additional Dex One Senior Subordinated Notes as a result of the Company's election to make PIK interest payments commencing for the semi-annual interest period ending March 31, 2012 until maturity.

2012	$255,267
2013	240,610
2014	1,777,675
2015	—
2016	—
Thereafter	433,054
Total	$2,706,606

Impact of Fresh Start Accounting
In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our amended and restated credit facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our amended and restated credit facilities, of which $63.2 million remains unamortized at December 31, 2011, as shown in the following table.

	Carrying Value at December 31, 2011	Unamortized Fair Value Adjustments at December 31, 2011	Outstanding Debt at December 31, 2011 Excluding the Impact of Unamortized Fair Value Adjustments
RHDI Amended and Restated Credit Facility	$947,211	$10,681	$957,892
Dex Media East Amended and Restated Credit Facility	651,582	43,960	695,542
Dex Media West Amended and Restated Credit Facility	611,564	8,554	620,118
Dex One Senior Subordinated Notes	300,000	—	300,000
Total	$2,510,357	$63,195	$2,573,552

6.	Derivative Financial Instruments

Successor Company
The Company has entered into the following interest rate swaps that effectively convert $500.0 million, or approximately 23%, of the Company’s variable rate debt to fixed rate debt as of December 31, 2011. Since the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at December 31, 2011, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At December 31, 2011, approximately 88% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 32% of our total debt portfolio as of December 31, 2011. The interest rate swaps mature at varying dates from February 2012 through February 2013.

Interest Rate Swaps – Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$300	(2)	1.20%-1.796%	February 29, 2012 – February 28, 2013
March 5, 2010	100	(1)	1.69%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013
Total	$500

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.5%. The weighted average rate received on our interest rate swaps was 0.5% for the year ended December 31, 2011. These periodic payments and receipts are recorded as interest expense.

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

Interest Rate Caps – RHDI

Effective Dates	Notional Amount		Cap Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$200	(3)	3.0%-3.5%	February 29, 2012 – February 28, 2013
March 8, 2010	100	(4)	3.50%	January 31, 2013
March 10, 2010	100	(4)	3.00%	April 30, 2012
Total	$400

(1)	Consists of one swap

(2)	Consists of three swaps

(3)	Consists of two caps

(4)	Consists of one cap

The following tables present the fair value of our interest rate swaps and interest rate caps at December 31, 2011 and 2010. The fair value of our interest rate swaps is presented in accounts payable and accrued liabilities and other non-current liabilities and the fair value of our interest rate caps is presented in prepaid expenses and other current assets and other non-current assets on the consolidated balance sheet at December 31, 2011 and 2010. The following tables also present the (gain) loss recognized in interest expense from the change in fair value of our interest rate swaps and interest rate caps for the year ended December 31, 2011 and eleven months ended December 31, 2010.

	Fair Value Measurements at		(Gain) Loss Recognized in Interest Expense From the Change in Fair Value of Interest Rate Swaps
	December 31, 2011	December 31, 2010	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010
Interest Rate Swaps:
Accounts payable and accrued liabilities	$(2,269)	$(4,376)	$(2,106)	$4,376
Other non-current liabilities	(425)	(1,989)	(1,565)	1,989
Total	$(2,694)	$(6,365)	$(3,671)	$6,365

	Fair Value Measurements at		Loss Recognized in Interest Expense From the Change in Fair Value of Interest Rate Caps
	December 31, 2011	December 31, 2010	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010
Interest Rate Caps:
Prepaid expenses and other current assets	$1	$5	$4	$64
Other non-current assets	4	303	299	1,766
Total	$5	$308	$303	$1,830

The Company recognized expense related to our interest rate swaps and interest rate caps into earnings, including accrued interest, of $2.8 million and $13.2 million during the year ended December 31, 2011 and eleven months ended December 31, 2010, respectively.

Predecessor Company
As a result of filing the Chapter 11 petitions, the Predecessor Company did not have any interest rate swaps designated as cash flow hedges. During the one month ended January 31, 2010 and year ended December 31, 2009, the Predecessor Company recognized interest expense of $2.3 million and $4.5 million, respectively, associated with the change in fair value of its interest rate swaps. During the one month ended January 31, 2010 and year ended December 31, 2009, the Predecessor Company recognized expense of $3.0 million and $41.0 million, respectively, related to interest rate swaps into earnings, including accrued interest. For the year ended December 31, 2009, the Predecessor Company recognized a gain in accumulated other comprehensive loss of $3.7 million from effective interest rate swaps. In accordance with fresh start accounting, unamortized amounts previously charged to accumulated other comprehensive loss of $15.3 million related to the Predecessor Company’s interest rate swaps were eliminated as of the Fresh Start Reporting Date.

7.	Income Taxes

Current income tax (provision) benefit represents estimated taxes payable or refundable for the current year based on enacted tax laws and rates. Deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement carrying amount and tax basis of assets and liabilities, as measured by tax rates at which temporary differences are expected to reverse. Deferred income tax (provision) benefit is the result of changes in deferred income tax assets and liabilities. A valuation allowance is recognized to reduce gross deferred tax assets to the amount that will more likely than not be realized.

Components of (Provision) Benefit for Income Taxes

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010	Year Ended December 31, 2009
Current (provision) benefit
Federal	$18,955	$(1,263)	$(600)	$2,875
State and local	(2,905)	3,772	(20)	11,773
Total current (provision) benefit	16,050	2,509	(620)	14,648

Deferred (provision) benefit
Federal	73,981	568,938	(792,162)	780,678
State and local	34,727	48,668	(124,759)	133,194
Total deferred (provision) benefit	108,708	617,606	(916,921)	913,872
(Provision) benefit for income taxes	$124,758	$620,115	$(917,541)	$928,520

Reconciliation of Statutory Federal Tax Rate to Effective Tax Rate

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010	Year Ended December 31, 2009
Income (loss) before income taxes	$(643,722)	$(1,543,707)	$7,837,550	$(7,381,813)
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	3.6	3.6	2.6	3.3
Non-taxable fresh start adjustments	—	—	(28.0)	—
Non-deductible impairment expenses	(27.5)	(19.5)	—	—
Other nondeductible expenses	—	—	—	(0.2)
Section 382 limitation	—	22.9	1.1	(4.5)
Section 108 tax attribution reduction	—	—	21.4	—
Section 1245 recapture	12.6	—	—	—
Change in valuation allowance	(8.0)	(2.3)	(19.5)	(20.7)
Change in gross unrecognized tax benefits	2.9	—	—	—
Other, net	0.8	0.5	(0.9)	(0.3)
Effective tax rate	19.4%	40.2%	11.7%	12.6%

Components of Deferred Tax Assets and Liabilities

	December 31,
	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$23,259	$20,234
Accounts receivable	—	4,009
Deferred and other compensation	6,413	8,205
Capital investments	6,255	6,201
Debt and other interest	1,008	2,274
Pension and other retirement benefits	29,001	27,093
Restructuring reserves	2,475	6,895
Net operating loss and credit carryforwards	500,481	212,793
Other, net	9,102	15,590
Total deferred tax assets	577,994	303,294
Valuation allowance	(157,171)	(97,642)
Net deferred tax assets	$420,823	$205,652
Deferred tax liabilities:
Fixed assets and capitalized software	$44,875	$56,136
Goodwill and intangible assets	375,017	156,140
Deferred directory revenue and costs	—	19,596
Investment in subsidiaries	8,484	89,481
Other, net	146	5,962
Total deferred tax liabilities	$428,522	$327,315
Net deferred tax liability	$(7,699)	$(121,663)

Reconciliation of Gross Unrecognized Tax Benefits

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010	Year Ended December 31, 2009
Balance at beginning of period	$20,954	$390,872	$298,001	$32,637
Gross additions for tax positions related to the current year	7,029	693	95,555	277,740
Gross reductions for tax positions related to the current year	—	(370,611)	(2,684)	(9,929)
Gross reductions for tax positions related to the lapse of applicable statute of limitations	(20,261)	—	—	—
Settlements	(1,780)	—	—	(2,447)
Balance at end of period	$5,942	$20,954	$390,872	$298,001

Successor Company
Components of Benefit for Income Taxes
The income tax benefit of $124.8 million for the year ended December 31, 2011 is comprised of a federal tax benefit of $92.9 million and a state tax benefit of $31.8 million. The federal tax benefit of $92.9 million is comprised of a current tax benefit of $18.9 million, primarily related to decreases in the liability for unrecognized tax benefits, and a deferred tax benefit of $74.0 million, due to changes in temporary differences related to goodwill impairment, changes in deferred tax liabilities relating to the stock basis of subsidiaries (Internal Revenue Code ("IRC") Section 1245 recapture), and changes in recorded valuation allowances during the year ended December 31, 2011. The state tax benefit of $31.8 million is comprised of a current tax provision of $(2.9) million, primarily related to the suspension of net operating loss carryforwards in certain states, and a deferred tax benefit of $34.7 million, primarily due to changes in temporary differences related to goodwill impairment and changes in liabilities relating to the stock basis of subsidiaries (IRC Section 1245 recapture) during the year ended December 31, 2011.

The Company recorded a goodwill impairment charge of $801.1 million during the second quarter of 2011, of which $457.2 million related to non-deductible goodwill. Impairment of non‑deductible goodwill reduced the income tax benefit of the impairment by $177.2 million and decreased our effective tax rate by 27.5% for the year ended December 31, 2011.

The goodwill impairment charge recognized during the second quarter of 2011 gave rise to a deferred tax asset whose realization did not meet a more-likely-than-not threshold, therefore requiring a valuation allowance. In addition, changes in deferred tax assets and liabilities primarily related to the filing of our 2010 consolidated federal tax return resulted in increases to the valuation allowance during the year ended December 31, 2011. The resulting increase in income tax expense for the year ended December 31, 2011 was $51.2 million, which decreased our effective tax rate by 8.0% for the year ended December 31, 2011.
Upon emergence from bankruptcy, the Company recorded deferred tax liabilities related to the excess of the financial statement carrying amount over the tax basis of investments in certain subsidiaries (IRC Section 1245 recapture). The goodwill impairment charge reduced the financial statement carrying amount of investments in certain subsidiaries, which also caused a reduction in these deferred tax liabilities. The resulting reduction in income tax expense for the year ended December 31, 2011 related to the change in these deferred tax liabilities was $81.1 million, which increased our effective tax rate by 12.6% for the year ended December 31, 2011.

The discharge of our debt in conjunction with our emergence from Chapter 11 resulted in a tax gain of $5,016.6 million. Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of debt income ("CODI"), which must be included in a taxpayer's taxable income. In accordance with IRC Section 108, in lieu of recognizing taxable income from bankruptcy-related CODI, the Company is required to reduce existing tax attributes. In conjunction with the filing of our consolidated federal tax return for the year ended December 31, 2010, the Company made an election under IRC Section 108(b)(5) to first apply this reduction to certain amortizable and depreciable property for certain subsidiaries. As a result of this election and other adjustments related to the filing of our federal consolidated tax return, the Company recognized an increase in deferred tax assets related to net operating losses of approximately $328.7 million. These increases were primarily offset by decreases in the basis of amortizable and depreciable property.

The income tax benefit of $620.1 million for the eleven months ended December 31, 2010 is comprised of a federal tax benefit of $567.7 million and a state tax benefit of $52.4 million. The federal tax benefit of $567.7 million is comprised of a current tax provision of $(1.3) million, primarily related to unrecognized tax benefits, and a deferred tax benefit of $ 569.0 million, primarily related to current year net operating loss, recognition of an unrecognized tax position and goodwill impairment charges during the eleven months ended December 31, 2010. The state tax benefit of $52.4 million is comprised of a current tax benefit of $3.8 million, primarily related to expected state tax refunds, and a deferred tax benefit of $48.6 million, primarily related to the recognition of an unrecognized tax position during the eleven months ended December 31, 2010.

Reconciliation of Statutory Federal Tax Rate to Effective Tax Rate
Our effective tax rate benefit of 19.4% for the year ended December 31, 2011 differs from the federal statutory rate of 35.0% primarily due to state income taxes, non-deductible goodwill impairment, changes in deferred tax liabilities related to the stock basis of subsidiaries (IRC Section 1245 recapture), changes in recorded valuation allowances, decreases in the liability for unrecognized tax benefits and other adjustments related to the filing of our consolidated federal income tax return.

Our effective tax rate benefit of 40.2% for the eleven months ended December 31, 2010 is higher than the federal statutory tax rate of 35.0% primarily due to increases in income tax benefits from the recognition of an unrecognized tax position offset, in part, by an increase in income tax expense related to a non-deductible impairment charge.

Components of Deferred Tax Assets and Liabilities
Total deferred tax assets before valuation allowance are $578.0 million and total deferred tax liabilities are $428.5 million at December 31, 2011. Deferred tax assets of $500.5 million represent net operating loss and credit carryforwards. After assessing the amount of deferred tax assets that are more likely than not to be realized, we established a valuation allowance of $157.2 million, representing the extent to which deferred tax assets are not supported by future reversals of existing taxable temporary differences.

Total deferred tax assets before valuation allowance are $303.3 million and total deferred tax liabilities are $327.3 million at December 31, 2010. Deferred tax assets of $212.8 million represent net operating loss and credit carryforwards. After assessing the amount of deferred tax assets that are more likely than not to be realized, we established a valuation allowance of $97.6 million, representing the extent to which deferred tax assets are not supported by future reversals of existing taxable temporary differences.

Reconciliation of Gross Unrecognized Tax Benefits
On June 15, 2011, the federal statute of limitations closed for a tax year in which a prior uncertain tax position related to revenue recognition was established. As a result, the Company decreased its liability for unrecognized tax benefits associated with this federal and state uncertain tax position by $28.2 million and recorded a tax benefit of $24.0 million for the year ended December 31, 2011, which increased our effective tax rate by 3.7% for the year ended December 31, 2011.

During the year ended December 31, 2011, the Company increased its liability for unrecognized tax benefits by $5.2 million, primarily related to uncertainty in the realization of certain tax attributes available for reduction under IRC Section 108, which reduced our income tax benefit by $5.1 million and decreased our effective tax rate by 0.8% for the year ended December 31, 2011.

During the third quarter of 2011, the Company increased its liability for unrecognized tax benefits by $1.8 million related to the exclusion of non-business income in the state of Illinois. In the fourth quarter of 2011, the Company reached settlement with the state of Illinois and eliminated the related liability for unrecognized tax benefits.

Tax years 2008 through 2010 are subject to examination by the Internal Revenue Service (“IRS”). Certain state tax returns are under examination by various regulatory authorities. Our state tax return years are open to examination for an average of three years. However, certain jurisdictions remain open to examination longer than three years due to the existence of net operating loss carryforwards and statutory waivers.

We continually review issues raised in connection with ongoing examinations and open tax years to evaluate the adequacy of our reserves. We believe that our accrued tax liabilities under FASB ASC 740 are adequate to cover uncertain tax positions related to federal and state income taxes.

Included in the balance of unrecognized tax benefits at December 31, 2011 and 2010 are $5.7 million and $24.6 million, respectively, of tax benefits that, if recognized, would favorably affect the effective tax rate. The Company does not believe that it is reasonably possible that any of its unrecognized tax benefits as of December 31, 2011 could decrease within the next twelve months.

Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2011 and eleven months ended December 31, 2010, the Company recognized $(4.8) million and $0.5 million, respectively, in interest and penalties due to unrecognized tax benefits. As of December 31, 2011, we have not accrued any amount related to interest. As of December 31, 2010, we accrued $8.0 million related to interest. No amounts were accrued for tax penalties as of December 31, 2011 and 2010.

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

Other
At December 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $1,147.1 million and $2,085.9 million, respectively, which will begin to expire in 2029 and 2012, respectively.

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

As a result of the goodwill and non-goodwill intangible asset impairment charges during the eleven months ended December 31, 2010, we recognized a non-deductible adjustment to our effective tax rate of 19.5%, or $299.9 million, respectively.

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

In connection with the Company’s adoption of fresh start accounting, we evaluated all temporary differences. The Company recorded significant deferred tax liabilities associated with intangible assets and deferred revenue, and reduced our deferred tax liabilities to zero related to interest costs and deferred tax assets to zero related to deferred financing costs, which were recognized though the cancellation of our debt.  Due to this reduction in tax basis, an incremental deferred tax liability was created, which can be utilized in the Company's valuation allowance assessment. As a result, the Company reduced its valuation allowance and is in a net deferred tax liability position of $121.7 million at December 31, 2010.

Upon our emergence from bankruptcy, the Company adjusted certain deferred tax assets and liabilities to reflect estimated future reductions in certain tax attributes primarily net operating loss carryforwards, intangible asset basis, and subsidiary stock basis. In accordance with FASB ASC 852, the Company trued-up its previous attribute reduction estimates at January 31, 2010 to reflect actual attribute reduction at December 31, 2010, resulting in a $158.4 million decrease in deferred tax liabilities and goodwill.

Predecessor Company – One Month Ended January 31, 2010
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

Predecessor Company – Year Ended December 31, 2009
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

8.	Stock Incentive Plans

For the year ended December 31, 2011 and eleven months ended December 31, 2010, the Company recognized $4.8 million and $4.5 million, respectively, of stock-based compensation expense related to stock-based awards. Prior to the cancellation of its equity awards, the Predecessor Company recognized stock-based compensation expense related to stock-based awards of $0.6 million and $11.4 million during the one month ended January 31, 2010 and year ended December 31, 2009, respectively.

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

The Company granted 1.8 million and 2.1 million stock options and SARs during the year ended December 31, 2011 and eleven months ended December 31, 2010, respectively. The Company granted 0.6 million and 0.2 million shares of restricted stock during the year ended December 31, 2011 and eleven months ended December 31, 2010, respectively. The Predecessor Company did not grant any stock options, SARs or restricted stock during the one month ended January 31, 2010 or year ended December 31, 2009. The weighted average fair value per share of stock options and SARs granted by the Company during the year ended December 31, 2011 and eleven months ended December 31, 2010 was $1.84 and $8.13, respectively.

The following assumptions were used in valuing stock-based awards and for recognition and allocation of stock-based compensation expense for the year ended December 31, 2011 and eleven months ended December 31, 2010, respectively:

	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010
Expected volatility	43.0%	37.3%
Risk-free interest rate	2.9%	2.6%
Expected life	8.9 Years	7.1 Years
Derived service period (grants using Monte Carlo model)	3.6 Years	3.6 Years
Forfeiture rate	6.3%	8.9%
Dividend yield	—%	—%

Since the Company recently emerged from bankruptcy, we do not have sufficient Company-specific historical data in order to determine certain assumptions used for valuing stock-based awards. As such, the Company utilized data from industry sources and peer and competitive company data in order to estimate the expected volatility assumption used for valuing stock-based awards during the year ended December 31, 2011 and eleven months ended December 31, 2010. The expected life represents the period of time that stock-based awards granted are expected to be outstanding. The Company estimated the expected life by using the simplified method permitted by Staff Accounting Bulletin No. 110, Use of a Simplified Method in Developing Expected Term of Share Options, as these stock-based awards satisfied the “plain vanilla” criteria. The simplified method calculates the expected life as the average of the vesting and contractual terms of the award. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted by the Company. During the year ended December 31, 2011 and eleven months ended December 31, 2010, the Company used actual voluntary turnover data to estimate a weighted average forfeiture rate. The Predecessor Company used historical data to estimate a weighted average forfeiture rate for the one month ended January 31, 2010 and year ended December 31, 2009. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. Derived service periods associated with stock-based awards that have a market condition were calculated by determining the average time until the Company’s stock price reached the given exercise price across the Monte Carlo simulations. For simulations where the stock price did not reach the exercise price, the Company has excluded such paths.

The following table presents a summary of the Company’s stock options and SARs activity and related information for the year ended December 31, 2011:

	Shares	Weighted Average Exercise/Grant Price Per Share	Aggregate Intrinsic Value
Awards outstanding, January 1, 2011	1,665,681	$24.48	$—
Granted	1,756,301	3.96	203
Exercises	—	—	—
Forfeitures	(738,967)	14.35	—
Awards outstanding, December 31, 2011	2,683,015	$13.83	$203

There are 2.3 million shares available for future grant under the EIP at December 31, 2011. Total intrinsic value of the Company’s stock options and SARs vested and expected to vest as of December 31, 2011 was $0.2 million. There was no intrinsic value of the Company's stock options and SARs vested and expected to vest as of December 31, 2010. There were no stock options or SARs exercised during the year ended December 31, 2011, eleven months ended December 31, 2010, one month ended January 31, 2010 or year ended December 31, 2009. The total fair value of the Company’s stock options and SARs vested during the year ended December 31, 2011 and eleven months ended December 31, 2010 was $3.0 million and $2.0 million, respectively. The total fair value of the Predecessor Company’s stock options and SARs vested during the one month ended January 31, 2010 was $3.7 million.

The following table summarizes information about the Company’s stock-based awards outstanding and exercisable at December 31, 2011:

	Stock Awards Outstanding			Stock Awards Exercisable
Range of Exercise/Grant Prices	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise/Grant Price Per Share	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise/Grant Price Per Share
$0.80 - $1.20	375,000	9.70	$1.12	—	—	$—
$2.04 - $2.04	15,000	9.45	2.04	—	—	—
$4.61 - $4.61	651,401	9.02	4.61	10,938	0.58	4.61
$4.96 - $6.97	275,000	9.21	5.33	—	—	—
$9.75 - $9.75	200,000	8.68	9.75	50,000	8.68	9.75
$15.00 - $15.00	200,000	8.68	15.00	200,000	8.68	15.00
$23.00 - $23.00	200,000	8.68	23.00	200,000	8.68	23.00
$28.68 - $28.68	566,614	6.51	28.68	248,805	5.03	28.68
$32.00 - $32.00	200,000	8.68	32.00	200,000	8.68	32.00
	2,683,015	8.51	$13.83	909,743	7.58	$23.82

There is no aggregate intrinsic value of the Company’s exercisable stock-based awards as of December 31, 2011.

The following table summarizes the status of the Company’s non-vested stock awards as of December 31, 2011 and changes during the year ended December 31, 2011:

	Non-Vested Stock Options and SARs	Weighted Average Grant Date Exercise Price Per Award	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value Per Award
Non-vested at January 1, 2011	1,065,681	$25.12	200,000	$9.62
Granted	1,756,301	3.96	633,416	3.95
Vested	(309,743)	24.77	(208,366)	5.80
Forfeitures	(738,967)	14.35	(61,254)	4.62
Non-vested at December 31, 2011	1,773,272	$8.71	563,796	$5.21

As of December 31, 2011, there was $7.5 million of total unrecognized compensation cost related to non-vested stock-based awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Components of Successor Company Stock-Based Compensation Expense
The following table summarizes stock-based awards granted during the year ended December 31, 2011 and stock-based compensation expense recognized during the year ended December 31, 2011 related to these grants. Grant prices of stock-based awards are based on the closing market value of the Company’s common stock on the date of grant. All stock based awards are settled in our common stock.

Grant Date	Type of Award	Recipient	Number of Shares	Vesting Terms	Grant / Exercise Price	Expense Recognized During the Year Ended December 31, 2011
September 22, 2011	Stock options	Certain employees	0.1 million	Less than 0.1 million shares will become exercisable, if at all, in two 50% increments if the average daily closing price of our common stock during any 30 consecutive trading day period commencing on or after March 22, 2012 exceeds $2 with respect to the first increment and $3 with respect to the second increment. The remaining shares will vest ratably over four years.	$0.80	Less than $0.1 million
September 22, 2011	Restricted stock	Certain employees	Less than 0.1 million	Vest ratably over three years	$0.80	Less than $0.1 million
September 12, 2011	Stock options	Executive officers	0.3 million	0.2 million shares will become exercisable, if at all, in two 50% increments if the average daily closing price of our common stock during any 30 consecutive trading day period commencing on or after March 12, 2012 exceeds $3 with respect to the first increment and $4 with respect to the second increment. The remaining shares will vest ratably over four years.	$1.20	Less than $0.1 million
September 12, 2011	Restricted stock	Executive officers	0.1 million	Vest ratably over three years	$1.20	Less than $0.1 million
June 13, 2011	Stock options	Certain employees	Less than 0.1 million	Vest ratably over four years	$2.04	Less than $0.1 million
June 13, 2011	Restricted stock	Certain employees	Less than 0.1 million	Vest ratably over three years	$2.04	Less than $0.1 million
May 3, 2011	Common stock	Board of Directors	0.1 million	Vested immediately upon issuance	$3.75	$0.4 million
April 4, 2011	Stock options	Executive officers	0.2 million	0.1 million shares will become exercisable, if at all, in two 50% increments if the average daily closing price of our common stock during any 30 consecutive trading day period commencing on or after October 4, 2011 exceeds $10 with respect to the first increment and $15 with respect to the second increment. The remaining shares will vest ratably over four years.	$4.96	$0.1 million
April 4, 2011	Restricted stock	Executive officers	0.1 million	Vest ratably over three years	$4.96	Less than $0.1 million
March 2, 2011	Stock options	Executive officers	1.1 million	0.9 million shares will become exercisable, if at all, in two 50% increments if the average daily closing price of our common stock during any 30 consecutive trading day period commencing on or after September 2, 2011 exceeds $10 with respect to the first increment and $15 with respect to the second increment. The remaining shares will vest ratably over four years.	$4.61	$0.4 million
March 2, 2011	Restricted stock	Executive officers	0.2 million	Vest ratably over three years	$4.61	$0.2 million
March 2, 2011	Common stock	Board of Directors	Less than 0.1 million	Vested immediately upon issuance	$4.61	$0.1 million
January 18, 2011	Stock options	Executive officers	Less than 0.1 million	Vest ratably over four years	$6.97	Less than $0.1 million
January 18, 2011	Restricted stock	Executive officers	Less than 0.1 million	Vest ratably over three years	$6.97	$0.1 million

The following table summarizes stock-based awards granted during the eleven months ended December 31, 2010 and stock-based compensation expense recognized during the year ended December 31, 2011 and eleven months ended December 31, 2010 related to these grants. Grant prices of stock-based awards are based on the closing market value of the Company’s common stock on the date of grant, except where otherwise indicated. All stock based awards are settled in our common stock. All of the CEO Stock-Based Awards have a grant date for accounting and reporting purposes of September 13, 2010, which represents the date on which the grant date determination provisions outlined in FASB ASC 718, Compensation - Stock Compensation, were satisfied.

Grant Date	Type of Award	Recipient	Number of Shares	Vesting Terms	Grant / Exercise Price	Expense Recognized During the Year Ended December 31, 2011	Expense Recognized During the Eleven Months Ended December 31, 2010
September 13, 2010	Restricted Stock	CEO	0.2 million	Vest ratably over three years	$9.62	$0.7 million	$0.2 million
September 13, 2010	Stock options	CEO	0.2 million	Vest ratably over four years	$9.75: based on the closing market price of the Company’s common stock on September 3, 2010.	$0.2 million	Less than $0.1 million
September 13, 2010	Premium priced stock options	CEO	0.6 million	Vested immediately upon issuance	0.2 million shares at $15 per share 0.2 million shares at $23 per share 0.2 million shares at $32 per share	$0.7 million	$0.2 million
September 13, 2010	Common Stock	Executive Oversight Committee	Less than 0.1 million	Vested immediately upon issuance	$9.62	—	$0.2 million
March 1, 2010	SARs	Executive officers and certain employees	1.3 million	Vest ratably over three years	$28.68: based on the volume weighted average market value of the Company’s common stock during the first thirty calendar days upon emergence from Chapter 11.	$1.8 million	$3.5 million
March 1, 2010	Common Stock	Board of Directors	Less than 0.1 million	Vested immediately upon issuance	$29.60	—	$0.5 million

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

On March 4, 2008, the Predecessor Company granted 2.2 million SARs to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs were granted at a grant price of $7.11 per share, which was equal to the market value of the Predecessor Company’s common stock on the grant date, and vested ratably over three years. The Predecessor Company recognized compensation expense related to these SARs of $0.1 million and $2.2 million for the one month ended January 31, 2010 and year ended December 31, 2009, respectively.

On February 27, 2007, the Predecessor Company granted 1.1 million SARs to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs were granted at a grant price of $74.31 per share, which was equal to the market value of the Predecessor Company’s common stock on the grant date, and vested ratably over three years. The Predecessor Company recognized compensation expense related to these SARs of $0.4 million and $5.2 million for the one month ended January 31, 2010 and year ended December 31, 2009, respectively.

In conjunction with RHD’s acquisition of Business.com, 4.2 million outstanding Business.com equity awards were converted into 0.2 million RHD equity awards on August 23, 2007. For the one month ended January 31, 2010 and year ended December 31, 2009, the Predecessor Company recognized compensation expense related to these converted equity awards of $0.1 million and $0.3 million, respectively.

In conjunction with RHD’s acquisition of Dex Media, a change in control provision was triggered under the Predecessor Company’s stock incentive plans. Accordingly, all awards granted to employees through January 31, 2006, with the exception of stock-based awards held by executive officers and members of the Board of Directors (who waived the change of control provisions of such awards), became fully vested. Stock-based compensation expense relating to existing stock options held by executive officers and members of the Predecessor Company’s Board of Directors as of January 1, 2006, which were not modified as a result of the change in control provision, as well as stock-based compensation expense from smaller grants issued during 2006, totaled $3.7 million for the year ended December 31, 2009.

9.	Benefit Plans

At December 31, 2011, the Company has two defined benefit pension plans (the Dex One Retirement Plan and the Dex Media, Inc. Pension Plan, defined below), which participate in the Dex One Corporation Retirement Account Master Trust (“Master Trust”), and two defined contribution plans (the Dex One 401(k) Savings Plan and the Dex Media, Inc. Employee Savings Plan). A summary of each of these plans is provided below. The Business.com, Inc. 401(k) Plan was merged with and into the Dex One 401(k) Savings Plan effective February 1, 2011. During 2011, former employees of the Company were able to participate in two postretirement plans (the Dex One Group Benefit Plan and the Dex Media Group Benefit Plan). Effective January 1, 2011, participants who elected to continue coverage under the Dex One Group Benefit Plan became responsible for making their individual premium payments associated with this plan. Although the Dex One Group Benefit Plan remains active for these participants, the Company does not have any future benefit obligation associated with this plan. The Company terminated the Dex Media Group Benefit Plan effective January 1, 2012 and therefore we do not have any future benefit obligation associated with this plan.

Dex One Retirement Plan. The Dex One cash balance defined benefit pension plan (the “Dex One Retirement Plan” formerly the "RHD Retirement Plan") covers substantially all legacy Dex One employees with at least one year of service. The benefits to be paid to employees are based on age, years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Annual pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. The Company was required to make contributions of $3.1 million and $1.0 million to the Dex One Retirement Plan during the year ended December 31, 2011 and eleven months ended December 31, 2010, respectively. The Predecessor Company was not required to make contributions to the Dex One Retirement Plan during the one month ended January 31, 2010. The Predecessor Company was required to make contributions of $10.2 million to the Dex One Retirement Plan during the year ended December 31, 2009. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.

We also have an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan). The Company made contributions of $0.6 million and $1.9 million to the PBEP during the year ended December 31, 2011 and eleven months ended December 31, 2010, respectively. The Predecessor Company did not make any contributions to the PBEP during the one month ended January 31, 2010 and made contributions of $0.6 million during the year ended December 31, 2009.

Dex Media Pension Plan. We have a noncontributory defined benefit pension plan covering substantially all non-union and union employees within Dex Media (the “Dex Media Pension Plan”). Annual pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. The Company was required to make contributions of $13.6 million and $8.8 million to the Dex Media Pension Plan during the year ended December 31, 2011 and eleven months ended December 31, 2010, respectively. The Predecessor Company was not required to make contributions to the Dex Media Pension Plan during the one month ended January 31, 2010. The Predecessor Company was required to make contributions of $39.8 million to the Dex Media Pension Plan during the year ended December 31, 2009. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.

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

Savings Plans. Under each of our savings plans, we contribute 100% for each dollar contributed by participating employees, up to a maximum of 6% of each participating employee’s salary, including bonus and commissions, and contributions made by the Company are fully vested for participants who have completed one year of service with the Company. The Company made contributions to the Dex One 401(k) Savings Plan of $9.0 million and $8.7 million during the year ended December 31, 2011 and eleven months ended December 31, 2010, respectively, the Dex Media, Inc. Employee Savings Plan of $2.4 million and $4.7 million during the year ended December 31, 2011 and eleven months ended December 31, 2010, respectively, and the Business.com, Inc. 401(k) Plan of $0.3 million during the eleven months ended December 31, 2010. No contributions were made to the Business.com, Inc. 401(k) Plan during the year ended December 31, 2011. Contributions made by the Predecessor Company to the Dex One 401(k) Savings Plan were $0.5 million and $8.8 million for the one month ended January 31, 2010 and year ended December 31, 2009, respectively. Contributions made by the Predecessor Company to the Dex Media, Inc. Employee Savings Plan were $0.4 million and $2.3 million for the one month ended January 31, 2010 and year ended December 31, 2009, respectively. Contributions made by the Predecessor Company to the Business.com, Inc. 401(k) Plan were $0.1 million and $0.5 million for the one month ended January 31, 2010 and year ended December 31, 2009, respectively.

The Company maintains the Dex One 401(k) Restoration Plan for those employees with compensation in excess of the IRS annual limits. Effective January 1, 2011, the Dex One 401(k) Restoration Plan was amended to eliminate matching credits.

Other Benefits Information - Union Employees

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

Other Benefits Information – Non-Union Employees

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

Benefit Obligation and Funded Status
A summary of the funded status of the Company’s benefit plans at December 31, 2011 and 2010 is as follows:

	Pension Plans		Postretirement Plans
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Change in benefit obligation
Benefit obligation, January 1, 2011	$257,245		$1,040
Benefit obligation, February 1, 2010		$250,671		$3,475
Interest cost	12,707	12,432	26	107
Actuarial loss (gain)	11,269	19,133	(727)	(675)
Plan curtailments	—	(3,754)	—	—
Benefits paid	(7,769)	(19,910)	(339)	(1,867)
Plan settlements	(24,218)	(1,327)	—	—
Benefit obligation, end of year	$249,234	$257,245	$—	$1,040

Change in plan assets
Fair value of plan assets, January 1, 2011	$187,327		$—
Fair value of plan assets, February 1, 2010		$170,859		$—
Return on plan assets	1,689	21,664	—	—
Employer contributions	17,329	9,770	339	1,867
Benefits paid	(7,769)	(14,966)	(339)	(1,867)
Plan settlements	(24,218)	—	—	—
Fair value of plan assets, end of year	$174,358	$187,327	$—	$—
Funded status at end of year	$(74,876)	$(69,918)	$—	$(1,040)

Net amounts recognized in the Company’s consolidated balance sheet at December 31, 2011 and 2010 were as follows:

	Pension Plans		Postretirement Plans
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Current liabilities	$(541)	$(357)	$—	$(1,040)
Non-current liabilities	(74,335)	(69,561)	—	—
Net amount recognized	$(74,876)	$(69,918)	$—	$(1,040)

The accumulated benefit obligation for all qualified defined benefit pension plans of the Company was $249.2 million and $257.2 million at December 31, 2011 and 2010, respectively.

Components of Net Periodic Benefit Expense (Income)
The net periodic benefit expense (income) of the Company’s pension plans for the year ended December 31, 2011 and eleven months ended December 31, 2010 and the Predecessor Company’s pension plans for the one month ended January 31, 2010 and year ended December 31, 2009 was as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010	Year Ended December 31, 2009
Service cost	$—	$—	$—	$4,394
Interest cost	12,707	12,432	1,124	14,481
Expected return on plan assets	(14,500)	(12,201)	(1,385)	(17,899)
Amortization of unrecognized prior service cost	—	—	81	975
Settlement loss	2,748	17	—	6,083
Curtailment gain	—	(3,754)	—	—
Amortization of unrecognized net loss (gain)	2	—	122	(190)
Net periodic benefit expense (income)	$957	$(3,506)	$(58)	$7,844

The net periodic benefit income of the Company’s postretirement plans for the year ended December 31, 2011 and eleven months ended December 31, 2010 and the Predecessor Company’s postretirement plans for the one month ended January 31, 2010 and year ended December 31, 2009 was as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010	Year Ended December 31, 2009
Service cost	$—	$—	$—	$647
Interest cost	26	107	10	2,608
Amortization of unrecognized prior service credit	—	—	—	(6)
Curtailment gain	—	—	—	(52,019)
Amortization of unrecognized net gain	(1,111)	(291)	(21)	(608)
Net periodic benefit income	$(1,085)	$(184)	$(11)	$(49,378)

In accordance with fresh start accounting and reporting, unamortized amounts previously charged to accumulated other comprehensive loss of $44.7 million were eliminated on the Fresh Start Reporting Date.

As of December 31, 2011, there is approximately $1.0 million of previously unrecognized actuarial losses in accumulated other comprehensive loss expected to be recognized as net periodic benefit expense in 2012.

Amounts recognized in accumulated other comprehensive loss for the Company at December 31, 2011 and 2010 consist of the following:

	Pension Plans		Postretirement Plans
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Net actuarial loss (gain)	$21,330	$9,653	$1,111	$(384)

Assumptions
In conjunction with our emergence from Chapter 11, the Predecessor Company performed a remeasurement of its pension and postretirement obligations as of January 31, 2010. The following assumptions were used in determining the benefit obligations for the Company’s pension plans and postretirement plans for the year ended December 31, 2011 and eleven months ended December 31, 2010 and the Predecessor Company’s pension plans and postretirement plans for the one month ended January 31, 2010.

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010
Weighted average discount rates:
Dex One Retirement Plan	4.51%	5.30%	5.70%
Dex One Postretirement Plan	—	5.30%	5.70%
Dex Media Pension Plan	4.38%	5.06%	5.70%
Dex Media Postretirement Plan	4.95%	5.06%	5.70%

The discount rate reflects the current rate at which the pension and postretirement obligations could effectively be settled at the end of the year. For the year ended December 31, 2011, eleven months ended December 31, 2010, one month ended January 31, 2010 and year ended December 31, 2009, the Company and the Predecessor Company utilized an outsource provider’s yield curve to determine the appropriate discount rate for each of the defined benefit pension plans based on the individual plans’ expected future cash flows. Since the pension plans have been frozen, no rate of increase in future compensation was utilized to calculate the benefit obligations of the Company at December 31, 2011 and 2010.

The ratification of the freeze on the Predecessor Company’s defined benefit plans on November 6, 2009 and June 12, 2009 (“Ratification Dates”) resulted in curtailments. These curtailments required re-measurement of the plans’ liabilities and net periodic benefit expense at December 31, 2009 and July 1, 2009.

On December 31, 2011 and 2010 and May 31, 2009, settlements of Dex One’s PBEP occurred as a result of restructuring actions. At that time, lump sum payments to participants exceeded the sum of the service cost plus interest cost components of the net periodic benefit expense for the year. These settlements resulted in recognition of an actuarial loss of less than $0.1 million for both the year ended December 31, 2011 and eleven months ended December 31, 2010, respectively, and an actuarial gain of less than $0.1 million for the year ended December 31, 2009. Pension expense for Dex One’s PBEP was recomputed based on assumptions as of December 31, 2011, resulting in a decrease in the discount rate from 5.70% at December 31, 2010 to 5.30%. Pension expense for Dex One’s PBEP was recomputed based on assumptions as of December 31, 2010, resulting in an decrease in the discount rate from 6.87% at December 31, 2009 to 5.70%. Pension expense for Dex One’s PBEP was recomputed based on assumptions as of June 1, 2009, resulting in an increase in the discount rate from 5.87% to 6.87%.

On December 31, 2011, settlements of the Dex One Retirement Plan and Dex Media Pension Plan occurred as a result of restructuring actions. On May 31, 2011, December 31, 2009, June 1, 2009 and April 1, 2009, settlements of the Dex Media Pension Plan occurred as a result of restructuring actions. At that time, lump sum payments to participants exceeded the sum of the service cost plus interest cost components of the net periodic benefit expense for the year. These settlements resulted in the recognition of actuarial losses of $2.7 million and $6.1 million for the years ended December 31, 2011 and 2009, respectively. Pension expense for the Dex One Retirement Plan was recomputed based on assumptions as of December 31, 2011, resulting in a decrease in the discount rate from 5.70% at December 31, 2010 to 5.30%. Pension expense for the Dex Media Pension Plan was recomputed based on assumptions as of December 31, 2011, resulting in a decrease in the discount rate from 5.06% at May 31, 2011 to 4.95%. Pension expense for the Dex Media Pension Plan was recomputed based on assumptions as of May 31, 2011, resulting in a decrease in the discount rate from 5.70% at December 31, 2010 to 5.06%. Pension expense in 2009 was recomputed based on assumptions as of June 1, 2009 and December 31, 2009, resulting in an increase in the discount rate from 5.87% to 6.87%.

The following assumptions were used in determining the Company’s net periodic benefit expense (income) for the Dex One Retirement Plan and Dex Media Pension Plan:

	Dex One Retirement Plan		Dex Media Pension Plan
	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010	June 1, 2011 through December 31, 2011	January 1, 2011 through May 31, 2011	Eleven Months Ended December 31, 2010
Weighted average discount rate	5.30%	5.70%	4.95%	5.06%	5.70%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%

The following assumptions were used in determining the Predecessor Company’s net periodic benefit expense (income) for the Dex One Retirement Plan and Dex Media Pension Plan:

	Dex One Retirement Plan		Dex Media Pension Plan
	One Month Ended January 31, 2010	Year Ended December 31, 2009	One Month Ended January 31, 2010	June 1, 2009 through December 31, 2009	January 1, 2009 through May 31, 2009
Weighted average discount rate	5.70%	5.87%	5.70%	6.87%	5.87%
Rate of increase in future compensation	—	—	—	3.66%	3.66%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%

The following assumptions were used in determining the Company’s net periodic benefit expense for the Dex One postretirement plan and Dex Media postretirement plan:

	Dex One Postretirement Plan		Dex Media Postretirement Plan
	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010
Weighted average discount rate	—	5.70%	5.06%	5.70%

The elimination of the retiree health care and life insurance benefits on the Ratification Dates resulted in curtailments. These curtailments required re-measurement of the postretirement plans’ liabilities and net periodic benefit expense at June 1, 2009 and December 31, 2009. The following assumptions were used in determining the Predecessor Company’s net periodic benefit expense for the Dex One postretirement plan and Dex Media postretirement plan:

	Dex One Postretirement Plan		Dex Media Postretirement Plan
	One Month Ended January 31, 2010	Year Ended December 31, 2009	One Month Ended January 31, 2010	June 1, 2009 through December 31, 2009	January 1, 2009 through May 31, 2009
Weighted average discount rate	5.70%	5.87%	5.70%	6.87%	5.87%

Healthcare cost trend rate assumptions are no longer required since the Company has terminated its post-retirement plans. The following table reflects assumed healthcare cost trend rates used in determining the net periodic benefit expense and benefit obligations for the Predecessor Company’s postretirement plans prior to termination:

Year Ended December 31, 2009
Healthcare cost trend rate assumed for next year:
Under 65	9.4%
65 and older	9.4%
Rate to which the cost trend rate is assumed to decline:
Under 65	5.0%
65 and older	5.0%
Year ultimate trend rate is reached	2015

Plan Assets
The fair value of the assets held in the Master Trust at December 31, 2011 and 2010, by asset category, is as follows:

	Fair Value Measurements at December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs
	Total	(Level 1)	(Level 2)
Cash	$15	$15	$—
U.S. Government securities (a)	18,686	—	18,686
Common/collective trusts (b)	66,188	—	66,188
Corporate debt (c)	21,146	—	21,146
Corporate stock (d)	18,476	18,476	—
Registered investment companies (e)	19,631	19,631	—
Real estate investment trust (f)	127	127	—
Credit default swaps and futures (g)	1,161	—	1,161
Collective Fund – Group Trust (h)	28,928	—	28,928
Total	$174,358	$38,249	$136,109

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs
	Total	(Level 1)	(Level 2)
Cash	$460	$460	$—
U.S. Government securities (a)	23,210	—	23,210
Common/collective trusts (b)	67,375	—	67,375
Corporate debt (c)	19,736	—	19,736
Corporate stock (d)	19,720	19,720	—
Registered investment companies (e)	29,860	29,860	—
Real estate investment trust (f)	338	338	—
Credit default swaps and futures (g)	1,149	—	1,149
Collective Fund – Group Trust (h)	25,479	—	25,479
Total	$187,327	$50,378	$136,949

(a)
This category includes investments in U.S. Government bonds, government mortgage-backed securities, index-linked government bonds, guaranteed commercial paper, short-term treasury bills and notes. Fair value for these assets is determined using a bid evaluation process of observable, market based inputs effective as of the last business day of the plan year.

(b)
This category includes investments in two common/collective funds of which 82% is invested in stocks comprising the Russell 1000 equity index and the remaining 18% is comprised of short-term investments at December 31, 2011 and 89% is invested in stocks comprising the Russell 1000 equity index and the remaining 11% is comprised of short-term investments at December 31, 2010. Fair value for these assets is calculated based upon a compilation of observable market information.

(c)
This category includes investments in corporate bonds, commercial mortgage-backed and asset-backed securities, collateralized mortgage obligations and commercial paper. Fair value for these assets is determined using a bid evaluation process of observable, market based inputs effective as of the last business day of the plan year.

(d)
This category includes investments in small cap stocks across diverse industries. Fair value for these assets is determined using quoted market prices on a recognized securities exchange at the last reported trading price on the last business day of the plan year.

(e)
This category is comprised of one mutual fund that invests in intermediate term fixed income instruments such as treasuries and high grade corporate bonds. Fair value for these assets is determined using quoted market prices on a recognized securities exchange at the last reported trading price on the last business day of the plan year.

(f)	This category is comprised of a healthcare real estate investment trust. Fair value for these assets is determined based on exchange traded market prices.

(g)
This category includes investments in a combination of 5, 10 and 20 year U.S. Treasury bond futures, equity index futures and credit default swaps. Fair value for these assets is determined based on either settlement prices, prices on a recognized securities exchange or a mid/bid evaluation process using observable, market based inputs.

(h)
This category includes investments in passively managed funds composed of international stocks across diverse industries. Fair value for these assets is calculated based upon a compilation of observable market information.

The Company’s pension plan weighted-average asset allocation in the Master Trust at December 31, 2011 and 2010 by asset category on a weighted average basis is as follows:

	December 31, 2011		December 31, 2010
	Plan Assets	Asset Allocation Target	Plan Assets	Asset Allocation Target
Equity securities	65%	65%	62%	65%
Debt securities	35%	35%	38%	35%
Total	100%	100%	100%	100%

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

The plans’ fixed income manager uses derivative financial instruments in the normal course of its investing activities to hedge against adverse changes in the fixed income market and to achieve overall investment portfolio objectives. These financial instruments include U.S. Treasury futures contracts, equity futures contracts and credit default swaps. The futures held are a combination of 5, 10 and 20 year futures and are being used to manage the duration exposure of the portfolio. The plans’ investment managers synthetically invest cash, which is primarily held to fund benefit payments, through the use of equity and fixed income index futures contracts. The use of specific futures contracts is guided by the Master Trust’s asset allocation targets. Consequently, this strategy enables the Master Trust to achieve its asset allocation targets while maintaining sufficient liquidity to meet benefit payments. The credit default swaps are held as a hedge against declines in certain bond markets and as a vehicle to take advantage of opportunities in certain segments of the fixed income market. The plans’ investment policy statements do not allow the use of derivatives to leverage the portfolio or for speculative purposes. The use of derivatives is not believed to materially increase the credit or market risk of the plans’ investments.

For both the year ended December 31, 2011 and eleven months ended December 31, 2010, the Company used a rate of 8.00% as the expected long-term rate of return assumption on the plan assets for the Dex One Retirement Plan and Dex Media Pension Plan. For both the one month ended January 31, 2010 and year ended December 31, 2009, the Predecessor Company used a rate of 8.00% as the expected long-term rate of return assumption on the plan assets for the Dex One Retirement Plan and Dex Media Pension Plan. The basis used for determining these rates was the long-term capital market return forecasts for an asset mix similar to the plans’ asset allocation target of 65% equity securities and 35% debt securities at the beginning of each such year. The basis used for determining these rates also included an opportunity for active management of the assets to add value over the long term. The active management expectation was supported by calculating historical returns for the investment managers who actively managed the plans’ assets.

Although we review our expected long-term rate of return assumption annually, our performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

Estimated Future Benefit Payments
The Company’s pension plans' benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

Pension Plans
2012	$18,206
2013	17,987
2014	17,220
2015	17,227
2016	17,425
Years 2017-2021	83,215

We expect to make contributions of approximately $12.5 million to our pension plans in 2012.

10.	Commitments

We lease office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2017. Rent and lease expense of the Company for the year ended December 31, 2011 and eleven months ended December 31, 2010 was $22.7 million and $22.1 million, respectively. Rent and lease expense of the Predecessor Company for the one month ended January 31, 2010 and year ended December 31, 2009 was $1.6 million and $27.7 million respectively. The future non-cancelable minimum rental payments applicable to operating leases at December 31, 2011 are as follows:

2012	$17,677
2013	13,576
2014	10,284
2015	7,401
2016	3,258
Thereafter	12
Total	$52,208

In connection with on-going support services associated with our software system, we are obligated to pay an IT outsource service provider approximately $5.6 million through 2012. Under an Internet Yellow Pages Reseller Agreement, we are obligated to pay AT&T $11.2 million through 2012. We have entered into a commercial agreement with an outsource service provider for various telecommunications and hosting services, whereby we are obligated to pay approximately $1.3 million through 2012.

11.	Legal Proceedings

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

Beginning on October 23, 2009, a series of putative securities class action lawsuits were commenced against certain current and former Company officers in the United States District Court for the District of Delaware on behalf of all persons who purchased or otherwise acquired our publicly traded securities between July 26, 2007 and the time we filed for bankruptcy on May 28, 2009, alleging that such officers issued false and misleading statements regarding our business and financial condition and seeking damages and equitable relief. On August 19, 2010, an amended consolidated class action complaint was filed as the operative securities class action complaint (the “Securities Class Action Complaint”). The Company is not named as a defendant in the Securities Class Action Complaint. On December 30, 2011, the parties to the Securities Class Action Complaint entered into a memorandum of understanding containing the essential terms of a settlement of all disputes between them. On February 17, 2012, a formal stipulation of settlement was filed with the court. Pursuant to the stipulation of settlement, in exchange for a complete release of all claims, the Company's director's and officer's liability insurers will create a $25 million settlement fund for the benefit of the settlement class. The stipulation of settlement is subject to court approval, which we expect to receive during the second quarter of 2012.
On December 7, 2009, a putative ERISA class action lawsuit was commenced in the United States District Court for the Northern District of Illinois on behalf of certain participants in, or beneficiaries of, the R.H. Donnelley 401(k) Savings Plan at any time between July 26, 2007 and the time the lawsuit was filed and whose plan accounts included investments in R.H. Donnelley common stock. The putative ERISA class action complaint contains allegations against certain current and former directors, officers and employees similar to those set forth in the Securities Class Action Complaint as well as allegations of breaches of fiduciary duties under ERISA and seeks damages and equitable relief. The Company is not named as a defendant in this ERISA class action. We believe the allegations set forth in the ERISA class action are without merit and we are vigorously defending the suit.

12.	Business Segments

For the periods covered by this annual report, management reviews and analyzes its business of providing marketing solutions as one operating segment.

13.	Other Information

On February 14, 2011, we completed the sale of substantially all net assets of Business.com, including long-lived assets, domain names, trademarks, brands, intellectual property, related content and technology platform. As a result, we recognized a gain on the sale of these assets of $13.4 million during the first quarter of 2011.

14. Parent Company Financial Statements

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

Condensed Parent Company Balance Sheets

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$28,361	$2,134
Intercompany loan receivable	—	4,900
Prepaid expenses and other current assets	953	282
Total current assets	29,314	7,316

Investment in subsidiaries	282,926	900,409

Total assets	$312,240	$907,725

Liabilities and Shareholders’ Equity (Deficit)
Accounts payable, accrued liabilities and other	$1,224	$46
Accrued interest	10,672	9,198
Intercompany, net	2,403	15,460
Short-term deferred income taxes, net	32	2,116
Total current liabilities	14,331	26,820

Long-term debt	300,000	300,000
Deferred income taxes, net	7,776	54,989
Total liabilities	322,107	381,809

Shareholders’ equity (deficit)	(9,867)	525,916

Total Liabilities and Shareholders’ Equity (Deficit)	$312,240	$907,725

Condensed Parent Company Statements of Operations

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010	Year Ended December 31, 2009

Expenses	$17,229	$18,019	$891	$21,631
Partnership and equity income (loss)	(589,046)	(1,492,376)	643,971	(7,155,397)
Operating income (loss)	(606,275)	(1,510,395)	643,080	(7,177,028)
Interest expense, net	(37,447)	(33,312)	—	(106,034)
Income (loss) before reorganization items, net and income taxes	(643,722)	(1,543,707)	643,080	(7,283,062)
Reorganization items, net	—	—	7,194,470	(98,751)
Income (loss) before income taxes	(643,722)	(1,543,707)	7,837,550	(7,381,813)
(Provision) benefit for income taxes	124,758	620,115	(917,541)	928,520
Net income (loss)	$(518,964)	$(923,592)	$6,920,009	$(6,453,293)

Condensed Parent Company Statements of Cash Flows

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010	Year Ended December 31, 2009
Cash flow provided by (used in) operating activities	$40,454	$4,778	$(531)	$10,786
Cash flow from investing activities:
Additions to fixed assets and computer software, net	—	—	(643)	(1,705)
Contributions to subsidiaries	(12,227)	—	—	—
Intercompany loan	(2,000)	(4,900)	—	(5,000)
Net cash used in investing activities	(14,227)	(4,900)	(643)	(6,705)
Cash flow from financing activities:
Debt issuance and other financing costs, net	—	—	(370)	—
Decrease in checks not yet presented for payment	—	(1,025)	(182)	(22)
Net cash used in financing activities	—	(1,025)	(552)	(22)
Increase (decrease) in cash and cash equivalents	26,227	(1,147)	(1,726)	4,059
Cash and cash equivalents, beginning of period	2,134	3,281	5,007	948
Cash and cash equivalents, end of period	$28,361	$2,134	$3,281	$5,007

15.	Valuation and Qualifying Accounts

	Balance at Beginning of Period	Net Additions Charged To Revenue and Expense	Net Changes to Other Balance Sheet Accounts	Write-offs and Other Deductions	Balance at End of Period

Allowance for Doubtful Accounts Successor Company:
For the year ended December 31, 2011	$75,891	52,296	16,218	(90,709)	$53,696
For the eleven months ended December 31, 2010	$—	16,364	119,230	(59,703)	$75,891
Predecessor Company:
For the one month ended January 31, 2010	$54,612	7,822	(54,591)	(7,843)	$—
For the year ended December 31, 2009	$48,727	146,553	—	(140,668)	$54,612

Deferred Income Tax Asset Valuation Allowance Successor Company:
For the year ended December 31, 2011	$97,642	59,529	—	—	$157,171
For the eleven months ended December 31, 2010	$7,876	89,766	—	—	$97,642
Predecessor Company:
For the one month ended January 31, 2010	$1,531,905	—	—	(1,524,029)	$7,876
For the year ended December 31, 2009	$9,252	1,522,653	—	—	$1,531,905

16.	Quarterly Information

	(Unaudited)
	Three Months Ended March 31, 2011	Three Months Ended June 30, 2011	Three Months Ended September 30, 2011	Three Months Ended December 31, 2011
Net revenues	$391,235	$377,266	$360,095	$352,027
Impairment charges (1)	—	801,074	—	—
Operating income (loss)	119,938	(707,762)	78,218	79,239
Gain on sale of assets(2)	13,437	—	—	—
(Provision) benefit for income taxes (3)	(20,245)	163,714	(719)	(17,992)
Net income (loss)	$55,410	$(602,107)	$22,184	$5,549
Basic earnings (loss) per share	$1.11	$(12.01)	$0.44	$0.11
Diluted earnings (loss) per share	$1.11	$(12.01)	$0.44	$0.11

	Predecessor Company (Audited)	Successor Company (Unaudited)
	One Month Ended January 31, 2010	Two Months Ended March 31, 2010	Three Months Ended June 30, 2010	Three Months Ended September 30, 2010	Three Months Ended December 31, 2010
Net revenues	$160,372	$53,145	$160,891	$259,231	$357,620
Impairment charges (1)	—	—	769,674	389,592	—
Operating income (loss)	64,074	(95,370)	(853,544)	(391,348)	46,006
Reorganization items, net (4)	7,793,132	—	—	—	—
(Provision) benefit for income taxes	(917,541)	401,522	157,044	68,241	(6,692)
Net income (loss)	$6,920,009	$257,218	$(769,923)	$(390,643)	$(20,244)
Basic earnings (loss) per share	$100.27	$5.14	$(15.39)	$(7.81)	$(0.41)
Diluted earnings (loss) per share	$100.21	$5.14	$(15.39)	$(7.81)	$(0.41)

(1)
We recognized goodwill impairment charges of $801.1 million during the second quarter of 2011 and $752.3 million and $385.3 million during the second and third quarters of 2010, respectively. Non-goodwill intangible asset impairment charges of $17.3 million and $4.3 million were recognized during the second and third quarters of 2010 associated with trade names and trademarks, technology, local customer relationships and other from our former Business.com reporting unit. See Note 2, “Summary of Significant Accounting Policies – Identifiable Intangible Assets and Goodwill” for further discussion.

(2)	During the first quarter of 2011, we recognized a gain on the sale of substantially all net assets of Business.com of $13.4 million. See Note 13, “Other Information” for further discussion.

(3)
The fourth quarter 2011 income tax provision includes a benefit of $3.5 million from correcting overstated income tax expense during the eleven months ended December 31, 2010 and year ended December 31, 2011. We have evaluated the materiality of this correction and concluded that it was not material to current or prior year financial statements. Accordingly, we recorded this correction during the fourth quarter of 2011.

(4)
Reorganization items, net represent charges that are directly associated with the process of reorganizing the business under Chapter 11. See Note 3, “Fresh Start Accounting and Reorganization Items, Net” for further discussion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with the Company’s principal independent registered public accounting firm for the two-year period ended December 31, 2011.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting
The management of Dex One Corporation is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting within the meaning of Rule 13a−15(f) promulgated under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in the financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Dex One Corporation’s internal control over financial reporting as of December 31, 2011. In undertaking this assessment, management used the criteria established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control – Integrated Framework.

Based on its assessment, management has concluded that as of December 31, 2011, the Company’s internal control over financial reporting is effective based on the COSO criteria.

The Company’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears in page F-3. KPMG LLP has also audited the Consolidated Financial Statements of Dex One Corporation and subsidiaries as of and for the year ended December 31, 2011 included in this Annual Report on Form 10-K, as stated in their report that appears on page F-2.

(c) Changes in Internal Controls Over Financial Reporting
There have not been any changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information in response to this Item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance - Code of Conduct” and “- Audit and Finance Committee” and “Stock Ownership Information - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement to be filed on or prior to April 30, 2012 with the SEC, except that “Executive Officers of the Registrant” in Item 1 of this Annual Report responds to Item 401(b), (d) and (e) of Regulation S-K with respect to executive officers.

ITEM 11.	EXECUTIVE COMPENSATION.

Information in response to this Item is incorporated herein by reference to the section entitled “Executive and Director Compensation” in the Company's Proxy Statement to be filed on or prior to April 30, 2012 with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information in response to this Item is incorporated herein by reference to Item 5 of this Annual Report under the heading “Equity Compensation Plan Information” and the section entitled “Stock Ownership Information - Stock Ownership of Certain Beneficial Owners and Management” in the Company's Proxy Statement to be filed on or prior to April 30, 2012 with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information in response to this Item is incorporated herein by reference to the sections entitled “Corporate Governance - Director Independence” and “- Related Person Transactions” and “Executive and Director Compensation - Compensation and Benefits Committee Interlocks and Insider Participation” in the Company's Proxy Statement to be filed on or prior to April 30, 2012 with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information in response to this Item is incorporated herein by reference to the section entitled “Audit Committee - Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed on or prior to April 30, 2012 with the SEC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2) - List of financial statements and financial statement schedules

The following consolidated financial statements of the Company and the Predecessor Company are included under Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010
Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2011, eleven months ended December 31, 2010 (Successor Company), the one month ended January 31, 2010 and the year ended December 31, 2009 (Predecessor Company)

Consolidated Statements of Cash Flows for the year ended December 31, 2011, eleven months ended December 31, 2010 (Successor Company), the one month ended January 31, 2010 and the year ended December 31, 2009 (Predecessor Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the year ended December 31, 2011, eleven months ended December 31, 2010 (Successor Company), the one month ended January 31, 2010 and the year ended December 31, 2009 (Predecessor Company)

Notes to Consolidated Financial Statements
Financial statement schedules for the Company and the Predecessor Company have not been prepared because the required information has been included in the Company’s and the Predecessor Company’s consolidated financial statements included in Item 8 of this Annual Report.

(b) Exhibits:

Exhibit No.	Document

2.1
Joint Plan of Reorganization, as confirmed by the Bankruptcy Court on January 12, 2010 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2010, Commission File No. 001-07155).

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

3.2
Sixth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

4.1
Indenture, dated as of January 29, 2010, between the Company and The Bank of New York Mellon, as Trustee, with respect to the Company's 12%/14% Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

4.2	Form of 12%/14% Senior Subordinated Notes due 2017 (attached as Exhibit A to Exhibit 4.1).

4.3
Registration Rights Agreement, dated as of January 29, 2010, among the Company and Franklin Advisers, Inc. and certain of its affiliates (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

10.1
Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon, L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8‑K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155).

10.2
Letter from Sprint Nextel Corporation, dated as of May 16, 2006, acknowledging certain matters with respect to the Non-Competition Agreement described above as Exhibit 10.1 (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.3
Directory Services License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation, Embarq Directory Trademark Company, LLC and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.4
Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley Directory Company and Embarq Directory Trademark Company, LLC (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.5
Publisher Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company and Embarq Corporation (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.6
Non-Competition Agreement, dated as of May 16, 2006, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.7
Subscriber Listings Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

Exhibit No.	Document

10.8
Standstill Agreement, dated as of May 16, 2006, by and between R.H. Donnelley Publishing & Advertising, Inc. and Embarq Corporation (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

10.9
Directory Services License Agreement, dated as of September 1, 2004, among the Company, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155).

10.10
Non-Competition Agreement, dated as of September 1, 2004, by and between the Company and SBC Communications Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8‑K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155).

10.11
Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8‑K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155).

10.12
Publishing Agreement, dated November 8, 2002, as amended, by and among Dex Holding LLC., Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/ GPP LLC) and Qwest Corporation (incorporated by reference to Exhibit 10.19 to Dex Media, Inc.'s Registration Statement on Form S‑4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).

10.13
Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and between Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc. (incorporated by reference to Exhibit 10.10 to Dex Media, Inc.'s Registration Statement on Form S‑4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).

10.14
Third Amended and Restated Credit Agreement, dated as of January 29, 2010, by and among the Company, R.H. Donnelley Inc., as borrower, the lenders parties thereto and Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

10.15
Credit Agreement, dated as of June 6, 2008, as amended and restated as of January 29, 2010, by and among the Company, Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, as borrower, the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

10.16
Credit Agreement, dated as of October 24, 2007, as amended and restated as of January 29, 2010, by and among the Company, Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, as borrower, the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

10.17^
Board of Director Compensation Program (as modified and in effect as of June 24, 2010) (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 4, 2011, Commission File No. 001-07155).

10.18^
Dex One Pension Benefit Equalization Plan, as Amended and Restated as of January 1, 2011 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 4, 2011, Commission File No. 001-07155).

10.19 ^
Dex One Corporation Restoration Plan, as Amended and Restated as of January 1, 2011 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 4, 2011, Commission File No. 001-07155).

Exhibit No.	Document
10.20^
R.H. Donnelley Corporation 2005 Stock Award and Incentive Plan, as Amended and Restated as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2009, Commission File No. 001-07155).

10.21^
Dex One Corporation 2009 Long-Term Incentive Program for Executive Officers (as adopted and effective as of March 9, 2009 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the Securities and Exchange Commission on May 8, 2009, Commission File No. 001-07155).

10.22^
Dex One Corporation Equity Incentive Plan adopted and effective as of January 29, 2010 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

10.23^
Form of Stock Appreciation Rights Agreement for Executive Officers who are Senior Vice Presidents and Above for the March 2010 SAR Awards (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010, Commission File No. 001-07155).

10.24^
Form of Stock Appreciation Right Agreement for Employees other than Executive Officers who are Senior Vice Presidents and Above for the March 2010 SAR Awards (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010, Commission File No. 001-07155).

10.25^
Employment Agreement, dated as of September 6, 2010, by and between the Company and Alfred T. Mockett (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2010, Commission File No. 001-07155).

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

10.31^
Stand-Alone Restricted Stock Award Agreement, dated as of January 18, 2011, between the Company and Atish Banerjea (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 4, 2011, Commission File No. 001-07155).

10.32^
Stand-Alone Nonqualified Stock Option Agreement, dated as of January 18, 2011, between the Company and Atish Banerjea (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 4, 2011, Commission File No. 001-07155).

10.33^
Form of Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 2, 2011, Commission File No. 001-07155).

10.34^
Form of Non-Qualified Stock Option Agreement (Time-Vested Award) for Executive Officers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 2, 2011, Commission File No. 001-07155).

10.35^
Form of Non-Qualified Stock Option Agreement (Price-Vested Award) for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 2, 2011, Commission File No. 001-07155).

10.36^*	Dex One Corporation Severance Plan - Senior Vice President, effective as amended January 26, 2012.

Exhibit No.	Document
10.37^
Separation Agreement, dated as of May 20, 2010, by and between the Company, R.H. Donnelley Inc., Dex Media West, Inc. Dex media East, Inc. and David C. Swanson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2010, Commission File No. 001-07155).

10.38^
Severance Agreement and Release, dated April 7, 2011, by and between Dex One Corporation and Sean Greene (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the Securities and Exchange Commission on August 4, 2011, Commission File No. 001-07155).

10.39^
Severance Agreement and Release, dated April 26, 2011, by and between Dex One Corporation and George Bednarz (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the Securities and Exchange Commission on August 4, 2011, Commission File No. 001-07155).

10.40^
Separation Agreement, dated May 25, 2011, by and between the Company, R.H. Donnelley Inc., Dex Media West, Inc. Dex Media East, Inc. and Steven M. Blondy (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2011, Commission File No. 001-07155).

10.41^
Form of Indemnification Agreement for Directors of the Company (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*
Certification of Annual Report on Form 10-K for the period ended December 31, 2011 by Alfred T. Mockett, Chief Executive Officer and President of the Company under Section 302 of the Sarbanes-Oxley Act.

31.2*
Certification of Annual Report on Form 10-K for the period ended December 31, 2011 by Gregory W. Freiberg, Executive Vice President and Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act.

32.1*
Certification of Annual Report on Form 10-K for the period ended December 31, 2011 under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Gregory W. Freiberg, Executive Vice President and Chief Financial Officer, for the Company.

99.1
Order Confirming Joint Plan of Reorganization, as entered by the Bankruptcy Court on January 12, 2010 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2010, Commission File No. 001-07155).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2012.

Dex One Corporation

By:	/s/ Alfred T. Mockett
Alfred T. Mockett, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Alfred T. Mockett	Chief Executive Officer	March 1, 2012
(Alfred T. Mockett)	and President (Principal Executive Officer)

/s/ Gregory W. Freiberg	Executive Vice President and	March 1, 2012
(Gregory W. Freiberg)	Chief Financial Officer (Principal Financial Officer)

/s/ Sylvester J. Johnson	Vice President – Corporate	March 1, 2012
(Sylvester J. Johnson)	Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Jonathan B. Bulkeley	Director	March 1, 2012
(Jonathan B. Bulkeley)

/s/ Eugene I. Davis	Director	March 1, 2012
(Eugene I. Davis)

/s/ Richard L. Kuersteiner	Director	March 1, 2012
(Richard L. Kuersteiner)

/s/ W. Kirk Liddell	Director	March 1, 2012
(W. Kirk Liddell)

/s/ Mark A. McEachen	Director	March 1, 2012
(Mark A. McEachen)

/s/ Alan F. Schultz	Director	March 1, 2012
(Alan F. Schultz)

Exhibit Index

Exhibit No.	Document

10.36^*	Dex One Corporation Severance Plan - Senior Vice President, effective as amended January 26, 2012.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*
Certification of Annual Report on Form 10-K for the period ended December 31, 2011 by Alfred T. Mockett, Chief Executive Officer and President of the Company under Section 302 of the Sarbanes-Oxley Act.

31.2*
Certification of Annual Report on Form 10-K for the period ended December 31, 2011 by Gregory W. Freiberg, Executive Vice President and Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act.

32.1*
Certification of Annual Report on Form 10-K for the period ended December 31, 2011 under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Gregory W. Freiberg, Executive Vice President and Chief Financial Officer, for the Company.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________
* Filed herewith.
^ Management contract or compensatory plan.