Form 10-Q
period 2012-03-31
DEX ONE Corp
filed 2012-04-26
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Title of class	Shares Outstanding at April 16, 2012
Common Stock, par value $.001 per share	50,306,677

DEX ONE CORPORATION

EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-101.INS - XBRL INSTANCE DOCUMENT
EX-101.SCH - XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL - XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.DEF - XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-101.LAB - XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE - XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dex One Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	March 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$115,201	$257,939
Accounts receivable:
Billed	129,371	161,980
Unbilled	460,814	497,422
Allowance for doubtful accounts	(41,086)	(53,696)
Net accounts receivable	549,099	605,706
Deferred directory costs	120,039	130,744
Short-term deferred income taxes, net	68,929	67,793
Prepaid expenses and other current assets	43,479	51,384
Total current assets	896,747	1,113,566

Fixed assets and computer software, net	140,305	151,545
Other non‑current assets	14,930	13,001
Intangible assets, net	2,094,731	2,182,092
Total Assets	$3,146,713	$3,460,204

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$89,932	$126,158
Accrued interest	26,078	29,245
Deferred directory revenues	588,321	644,101
Current portion of long-term debt	223,317	326,300
Total current liabilities	927,648	1,125,804

Long-term debt	2,020,722	2,184,057
Deferred income taxes, net	73,937	75,492
Other non-current liabilities	75,530	84,718
Total Liabilities	3,097,837	3,470,071

Commitments and contingencies

Shareholders' Equity (Deficit)
Common stock, par value $.001 per share, authorized – 300,000,000 shares; issued and outstanding – 50,281,677 shares at March 31, 2012 and 50,233,617 shares at December 31, 2011	50	50
Additional paid-in capital	1,461,121	1,460,057
Accumulated deficit	(1,384,984)	(1,442,556)
Accumulated other comprehensive loss	(27,311)	(27,418)

Total shareholders' equity (deficit)	48,876	(9,867)

Total Liabilities and Shareholders' Equity (Deficit)	$3,146,713	$3,460,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2012	2011

Net revenues	$344,428	$391,235

Expenses:
Production and distribution expenses (exclusive of depreciation and amortization shown separately below)	70,802	75,059
Selling and support expenses	94,923	104,059
General and administrative expenses	30,226	38,097
Depreciation and amortization	103,751	54,082
Total expenses	299,702	271,297

Operating income	44,726	119,938
Gain on debt repurchases, net	68,763	—
Gain on sale of assets, net	—	13,437
Interest expense, net	(57,084)	(57,720)

Income before income taxes	56,405	75,655

(Provision) benefit for income taxes	1,167	(20,245)

Net income	57,572	55,410
Other comprehensive income:
Benefit plans adjustment, net of tax	107	—
Comprehensive income	$57,679	$55,410

Earnings per share:
Basic	$1.15	$1.11
Diluted	$1.15	$1.11

Shares used in computing earnings per share:
Basic	50,254	50,040
Diluted	50,263	50,040

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Cash Flows Provided By Operating Activities	$78,109	$109,533
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(5,005)	(4,860)
Proceeds from sale of assets	20	15,391
Net cash (used in) provided by investing activities	(4,985)	10,531
Cash Flows from Financing Activities
Credit facilities repayments	(213,743)	(94,846)
Debt issuance costs and other financing items, net	(1,979)	315
Decrease in checks not yet presented for payment	(140)	(16,743)
Net cash used in financing activities	(215,862)	(111,274)

(Decrease) increase in cash and cash equivalents	(142,738)	8,790
Cash and cash equivalents, beginning of period	257,939	127,852
Cash and cash equivalents, end of period	$115,201	$136,642
Supplemental Information:
Cash interest, net	$42,198	$63,716
Cash income taxes, net	$3,018	$(626)
Non-cash Financing Activities:
Reduction of debt from debt repurchases	$(72,613)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data and where otherwise indicated)

1. Business and Basis of Presentation

The interim condensed consolidated financial statements of Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” the “Company,” “we,” “us” and “our”) have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to this Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The interim condensed consolidated financial statements include the accounts of Dex One and its direct and indirect wholly-owned subsidiaries. As of March 31, 2012, R.H. Donnelley Corporation ("RHD"), R.H. Donnelley Inc. (“RHDI” or "RHDI Inc."), Dex Media, Inc. (“Dex Media”), Dex One Digital, Inc. ("Dex One Digital"), formerly known as Business.com, Inc. (“Business.com”), and Dex One Service, Inc. (“Dex One Service”) were our only direct wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

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

Our proprietary marketing solutions include our Dex published yellow pages directories, which we co-brand with other recognizable brands in the industry such as CenturyLink and AT&T, our Internet yellow pages site, DexKnows.com and our mobile applications, Dex Mobile and CityCentral. Our growing list of marketing solutions also includes local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, web sites, mobile web sites, reputation management, online video development and promotion, keyword optimization strategies and programs, distribution strategies, social strategies and tracking and reporting. Our digital lead generation solutions are powered by our search engine marketing product, Dex Net, which extends our customers’ reach to our leading Internet and mobile partners to attract consumers searching for local businesses, products and services within our markets.

Significant Financing Developments

On March 20, 2012, the Company announced the commencement of a cash tender offer to purchase the maximum aggregate principal amount of our outstanding $300 million 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”) for $26.0 million. The Offer to Purchase included a purchase price range accepted for purchase of $270 to $300 per $1,000 principal amount of the Dex One Senior Subordinated Notes plus an amount in cash in lieu of the accrued and unpaid interest calculated at a rate of 12% per annum on the aggregate principal amount of the Dex One Senior Subordinated Notes from March 31, 2012 to, but not including, the payment date. The cash tender offer expired on April 19, 2012. See Note 11, “Subsequent Events” for additional information on the cash tender offer to purchase the Dex One Senior Subordinated Notes.

On March 9, 2012, RHDI, Dex Media East, Inc. ("DME Inc.") and Dex Media West, Inc. ("DMW Inc.") each entered into the First Amendment (the "Amendments") to the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”), the amended and restated DME Inc. credit facility (“Dex Media East Amended and Restated Credit Facility”) and the amended and restated DMW Inc. credit facility (“Dex Media West Amended and Restated Credit Facility”) (collectively, the "Credit Facilities"), respectively, with certain financial institutions. The Amendments permit RHDI, DME Inc. and DMW Inc. to make open market repurchases and retire loans under their respective Credit Facilities at a discount to par through December 31, 2013, provided that such discount is acceptable to those lenders who choose to participate. Repurchases may be made with existing cash on hand, subject to certain restrictions and terms noted in the Amendments. RHDI, DME Inc. and DMW Inc. are under no obligation to make such repurchases at any time throughout the term noted in the Amendments.

On March 14, 2012, under the terms and conditions of the Amendments, RHDI commenced an offer to utilize up to $40 million to repurchase loans under the RHDI Amended and Restated Credit Facility at a price of 41.5% to 45.5% of par, DME Inc. commenced an offer to utilize up to $12.5 million to repurchase loans under the Dex Media East Amended and Restated Credit Facility at a price of 50.5% to 54.5% of par and DMW Inc. commenced an offer to utilize up to $23.5 million to repurchase loans under the Dex Media West Amended and Restated Credit Facility at a price of 60.0% to 64.0% of par. The offers expired on March 21, 2012. On March 23, 2012, RHDI, DME Inc. and DMW Inc. collectively utilized cash on hand of $69.5 million to repurchase loans under the Credit Facilities of $142.1 million ("Debt Repurchases"). The Debt Repurchases have been accounted for as an extinguishment of debt resulting in a non-cash, pre-tax gain of $68.8 million during the three months ended March 31, 2012, consisting of the difference between the par value and purchase price of the Credit Facilities, offset by accelerated amortization of fair value adjustments to our Credit Facilities that were recognized in conjunction with our adoption of fresh start accounting and fees associated with the Debt Repurchases. The following table provides detail of the repurchases made on each of our Credit Facilities and the calculation of the net gain on Debt Repurchases for the three months ended March 31, 2012:

Three Months Ended March 31, 2012
RHDI Amended and Restated Credit Facility (repurchased at 43.5% of par)	$91,954
Dex Media East Amended and Restated Credit Facility (repurchased at 53.0% of par)	23,585
Dex Media West Amended and Restated Credit Facility (repurchased at 64.0% of par)	26,593
Total Credit Facilities repurchased	142,132
Total purchase price	(69,519)
Accelerated amortization of fair value adjustments to Credit Facilities	(2,002)
Fees associated with the Debt Repurchases	(1,848)
Net gain on Debt Repurchases	$68,763

The net gain on Debt Repurchases is included in "Gain on debt repurchases, net" on the unaudited condensed consolidated statement of comprehensive income.

2. Summary of Significant Accounting Policies

Identifiable Intangible Assets

The Company reviews the carrying value of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. The Company reviewed the following information, estimates and assumptions during the three months ended March 31, 2012 to determine if the carrying amounts of our definite-lived intangible assets and other long-lived assets were recoverable:

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

Based on our evaluation during the three months ended March 31, 2012, we concluded that the carrying amounts of our definite-lived intangible assets and other long-lived assets were recoverable.

Amortization expense related to the Company’s intangible assets was $87.4 million and $38.2 million for the three months ended March 31, 2012 and 2011, respectively. Our intangible assets and their respective book values at March 31, 2012 are shown in the following table:

	Directory Services Agreements	Local Customer Relationships	National Customer Relationships	Trade Names and Trademarks	Technology, Advertising Commitments & Other	Total
Gross intangible assets carrying value	$1,330,000	$560,000	$175,000	$380,000	$85,500	$2,530,500
Accumulated amortization	(215,716)	(116,421)	(27,647)	(53,641)	(22,344)	(435,769)
Net intangible assets	$1,114,284	$443,579	$147,353	$326,359	$63,156	$2,094,731

The Company evaluates the remaining useful lives of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible assets and other long-lived assets would be amortized prospectively over that revised remaining useful life. The Company evaluated the remaining useful lives of definite-lived intangible assets and other long-lived assets during the three months ended March 31, 2012 by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit we have over competing independent publishers in our markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on our evaluation of these factors during the three months ended March 31, 2012, the Company determined that the estimated useful lives of our directory services agreements, local and national customer relationships and tradenames and trademarks no longer reflect the period they are expected to contribute to future cash flows. Therefore, the Company reduced the estimated useful lives of these intangible assets as shown in the following table:

Intangible Asset	Previous Weighted Average Useful Lives	Revised Weighted Average Useful Lives	Amortization Methodology
Directory services agreements	25 years	10 years	Income forecast method (1)
Local customer relationships	13 years	9 years	Income forecast method (1)
National customer relationships	24 years	9 years	Income forecast method (1)
Tradenames and trademarks	13 years	9 years	Straight-line method

(1)
These intangible assets are being amortized under the income forecast method, which assumes the value derived from these intangible assets is greater in the earlier years and steadily declines over time.

The weighted average useful lives of technology, advertising commitments and other remain at seven years. The combined weighted average useful life of our intangible assets at March 31, 2012 is nine years. As a result of reducing the estimated useful lives of the intangible assets noted above, the Company expects an increase in amortization expense of $161.6 million and total amortization expense of $349.4 million for 2012. Amortization expense for all intangible assets for the five succeeding years is estimated to be approximately $301.6 million, $257.5 million, $217.1 million, $210.4 million and $206.2 million, respectively.

If industry and local business conditions in our markets deteriorate in excess of current estimates, potentially resulting in further declines in advertising sales and operating results, and / or if the trading value of our debt and equity securities continue to decline significantly, we will be required to assess the recoverability and useful lives of our intangible assets and other long-lived assets. These factors, including changes to assumptions used in our impairment analysis as a result of these factors, could result in future impairment charges, a reduction of remaining useful lives associated with our intangible assets and other long-lived assets and acceleration of amortization expense.

Interest Expense

In conjunction with our adoption of fresh start accounting and reporting on February 1, 2010 ("Fresh Start Reporting Date"), an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $7.5 million and $7.3 million for the three months ended March 31, 2012 and 2011, respectively.

During the first quarter of 2010, we entered into interest rate swap and interest rate cap agreements that are not designated as cash flow hedges. The Company’s interest expense includes income of $0.2 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively, resulting from the change in fair value of these interest rate swaps and interest rate caps.

Advertising Expense

We recognize advertising expenses as incurred. These expenses include media, public relations, promotional, branding and sponsorship costs and on-line advertising. Total advertising expense for the Company was $4.1 million and $3.1 million for the three months ended March 31, 2012 and 2011, respectively.

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

The remaining approximately 15% of our advertising revenue is derived from the sale of our marketing solutions to national or large regional chains. The majority of the revenue derived through national accounts is serviced through certified marketing representatives ("CMRs") from which we accept orders. CMRs are independent third parties that act as agents for national customers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR.

Derivative Financial Instruments

At March 31, 2012, we had interest rate swap and interest rate cap agreements with major financial institutions with a notional amount of $300.0 million and $300.0 million, respectively. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount for interest rate swaps is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the interest rate swap agreement. Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates. Any loss would be limited to the amount that would have been received based on the spread in rates over the remaining life of the interest rate cap agreement. The counterparties to the interest rate swap and interest rate cap agreements are major financial institutions with credit ratings of AA- or higher, or the equivalent dependent upon the credit rating agency.

Earnings Per Share

The calculation of basic and diluted earnings per share (“EPS”) is presented below.

	Three Months Ended March 31,
	2012	2011
Basic EPS
Net income	$57,572	$55,410
Weighted average common shares outstanding	50,254	50,040
Basic EPS	$1.15	$1.11

Diluted EPS
Net income	$57,572	$55,410
Weighted average common shares outstanding	50,254	50,040
Dilutive effect of stock awards	9	—
Weighted average diluted shares outstanding	50,263	50,040
Diluted EPS	$1.15	$1.11

Diluted EPS is calculated by dividing net income by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options and restricted stock, the dilutive effect of which is calculated using the treasury stock method. For the three months ended March 31, 2012 and 2011, 2.7 million shares and 1.8 million shares, respectively, of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period.

Fair Value of Financial Instruments

At March 31, 2012 and December 31, 2011, the fair value of cash and cash equivalents, accounts receivable, net and accounts payable and accrued liabilities approximated their carrying value based on the net short-term nature of these instruments. Estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company had interest rate swaps with a notional amount of $300.0 million and $500.0 million at March 31, 2012 and December 31, 2011, respectively, and interest rate caps with a notional amount of $300.0 million and $400.0 million at March 31, 2012 and December 31, 2011, respectively, that are measured at fair value on a recurring basis. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, respectively, and the level within the fair value hierarchy in which the fair value measurements were included.

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Derivatives:	March 31, 2012	December 31, 2011
Interest Rate Swap – Liabilities	$(2,441)	$(2,694)
Interest Rate Cap – Assets	$—	$5

There were no transfers of assets or liabilities into or out of Levels 1, 2 or 3 of the fair value hierarchy during the three months ended March 31, 2012 or year ended December 31, 2011. The Company has established a policy of recognizing transfers between levels of the fair value hierarchy as of the end of a reporting period.

The Company’s long-term debt obligations are not measured at fair value on a recurring basis, however we present the fair value of the Dex One Senior Subordinated Notes and our Credit Facilities in Note 4, “Long-Term Debt.” The Company has utilized quoted market prices, where available, to compute the fair market value of these long-term debt obligations at March 31, 2012. The Dex One Senior Subordinated Notes are categorized within Level 1 of the fair value hierarchy and our Credit Facilities are categorized within Level 2 of the fair value hierarchy.

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

Fair value for our derivative instruments was derived using pricing models based on a market approach. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value for each of our derivative instruments incorporate specific contract terms for valuation inputs, including effective dates, maturity dates, interest rate swap pay rates, interest rate cap rates and notional amounts, as disclosed and presented in Note 5, “Derivative Financial Instruments,” interest rate yield curves, and the creditworthiness of the counterparty and the Company. Counterparty credit risk and the Company’s credit risk could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. At March 31, 2012, the impact of applying counterparty credit risk in determining the fair value of our derivative instruments was an increase to our derivative instruments liability of less than $0.1 million. At March 31, 2012, the impact of applying the Company’s credit risk in determining the fair value of our derivative instruments was a decrease to our derivative instruments liability of $0.8 million.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of recoverability of long-lived assets, sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans expense, restructuring expense and accruals, deferred income taxes, certain assumptions pertaining to our stock-based awards, and certain estimates and assumptions used in our impairment evaluation and useful lives assessment of definite-lived intangible assets and other long-lived assets, among others.

New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers the effective date of provisions included in ASU 2011-05 that require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 further states that entities must continue to report reclassification adjustments out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. Effective January 1, 2012, the Company adopted the applicable provisions included in ASU 2011-05 and elected to present a single continuous statement of comprehensive income. The Company continues to monitor the FASB's deliberations regarding ASU 2011-12.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04’). ASU 2011-04 was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements, changes certain fair value measurement principles and enhances fair value disclosure requirements. Effective January 1, 2012, the Company adopted the disclosure provisions included in ASU 2011-04. The adoption of ASU 2011-04 had no impact on our financial position or results of operations.

We have reviewed other accounting pronouncements that were issued as of March 31, 2012, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

3. Restructuring Charges

During the fourth quarter of 2010, the Company initiated a restructuring plan that included headcount reductions, consolidation of responsibilities and vacating leased facilities, which continued into 2011 (“Restructuring Actions”). The Company did not recognize a restructuring charge to earnings related to the Restructuring Actions during the three months ended March 31, 2012. Cash payments of $6.4 million were made in conjunction with the Restructuring Actions during the three months ended March 31, 2012. The Company recognized a restructuring charge to earnings of $6.0 million and made cash payments of $8.5 million related to the Restructuring Actions during the three months ended March 31, 2011. The following table shows the activity in our restructuring reserve associated with the Restructuring Actions during the three months ended March 31, 2012:

Three Months Ended March 31, 2012
Balance at January 1, 2012	$7,967
Payments	(6,434)
Balance at March 31, 2012	$1,533

Restructuring charges that are charged to earnings are included in production and distribution expenses, selling and support expenses or general and administrative expenses on the unaudited condensed consolidated statements of comprehensive income, as applicable.

4. Long-Term Debt

The following table presents the fair market value of our long-term debt at March 31, 2012 based on quoted market prices on that date, as well as the carrying value of our long-term debt at March 31, 2012, which includes (1) $53.7 million of unamortized fair value adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date, (2) the issuance of an additional $10.5 million of Dex One Senior Subordinated Notes as a result of the Company's election to make paid-in-kind (“PIK”) interest payments for the semi-annual interest period ending March 31, 2012 and (3) the impact of the Debt Repurchases. See Note 1, “Business and Basis of Presentation - Significant Financing Developments” for additional information on the Debt Repurchases.

	March 31, 2012
	Fair Market Value	Carrying Value
RHDI Amended and Restated Credit Facility	$357,862	$816,571
Dex Media East Amended and Restated Credit Facility	298,662	561,394
Dex Media West Amended and Restated Credit Facility	353,717	555,574
Dex One Senior Subordinated Notes	90,821	310,500
Total Dex One consolidated	1,101,062	2,244,039
Less current portion	119,372	223,317
Long-term debt	$981,690	$2,020,722

Credit Facilities

RHDI Amended and Restated Credit Facility

In conjunction with the Debt Repurchases, RHDI repurchased $92.0 million of loans under the RHDI Amended and Restated Credit Facility at a rate of 43.5% of par. As of March 31, 2012, the outstanding carrying value under the RHDI Amended and Restated Credit Facility totaled $816.6 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at March 31, 2012.

Dex Media East Amended and Restated Credit Facility

In conjunction with the Debt Repurchases, DME Inc. repurchased $23.6 million of loans under the Dex Media East Amended and Restated Credit Facility at a rate of 53.0% of par. As of March 31, 2012, the outstanding carrying value under the Dex Media East Amended and Restated Credit Facility totaled $561.4 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 3.0% at March 31, 2012.

Dex Media West Amended and Restated Credit Facility

In conjunction with the Debt Repurchases, DMW Inc. repurchased $26.6 million of loans under the Dex Media West Amended and Restated Credit Facility at a rate of 64.0% of par. As of March 31, 2012, the outstanding carrying value under the Dex Media West Amended and Restated Credit Facility totaled $555.6 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.3% at March 31, 2012.

Notes

Dex One Senior Subordinated Notes

Interest on the Dex One Senior Subordinated Notes is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 29, 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects PIK interest payments. The Company may elect, no later than two business days prior to the beginning of any such semi-annual interest period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as additional senior subordinated notes. In the absence of such an election for any subsequent semi-annual interest period, interest on the Dex One Senior Subordinated Notes will be payable in the form of the interest payment for the semi-annual interest period immediately preceding such subsequent semi-annual interest period. For the semi-annual interest period ending March 31, 2012, the Company made interest payments 50% in cash and 50% in PIK interest, as permitted by the indenture governing the Dex One Senior Subordinated Notes, resulting in the issuance of an additional $10.5 million of Dex One Senior Subordinated Notes at March 31, 2012. The Company will continue to make interest payments on the Dex One Senior Subordinated Notes 50% in cash and 50% in PIK interest for the semi-annual interest period ending September 30, 2012.

Impact of Fresh Start Accounting

In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our Credit Facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our Credit Facilities, of which $53.7 million remains unamortized at March 31, 2012, as shown in the following table.

	Carrying Value at March 31, 2012	Unamortized Fair Value Adjustments at March 31, 2012	Outstanding Debt at March 31, 2012 Excluding the Impact of Unamortized Fair Value Adjustments
RHDI Amended and Restated Credit Facility	$816,571	$8,785	$825,356
Dex Media East Amended and Restated Credit Facility	561,394	37,720	599,114
Dex Media West Amended and Restated Credit Facility	555,574	7,154	562,728
Dex One Senior Subordinated Notes	310,500	—	310,500
Total	$2,244,039	$53,659	$2,297,698

In conjunction with the Debt Repurchases, we accelerated amortization of fair value adjustments to our Credit Facilities of $2.0 million, which partially offset the net gain on Debt Repurchases recognized during the three months ended March 31, 2012. See Note 1, “Business and Basis of Presentation - Significant Financing Developments” for additional information.

5. Derivative Financial Instruments

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

The Company has entered into the following interest rate swaps that effectively convert $300.0 million, or approximately 16%, of the Company’s variable rate debt to fixed rate debt as of March 31, 2012. Since the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at March 31, 2012, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At March 31, 2012, approximately 86% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 27% of our total debt portfolio as of March 31, 2012.

Interest Rate Swaps – Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$100	(1)	1.796%	February 28, 2013
March 5, 2010	100	(1)	1.688%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013
Total	$300

(1) Consists of one swap

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.7%. The weighted average rate received on our interest rate swaps was 0.5% for the three months ended March 31, 2012. These periodic payments and receipts are recorded as interest expense.

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

Interest Rate Caps – RHDI

Effective Dates	Notional Amount		Cap Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$100	(2)	3.5%	February 28, 2013
March 8, 2010	100	(2)	3.5%	January 31, 2013
March 10, 2010	100	(2)	3.0%	April 30, 2012
Total	$300

(2) Consists of one cap

The following tables present the fair value of our interest rate swaps and interest rate caps at March 31, 2012 and December 31, 2011. The fair value of our interest rate swaps is presented in accounts payable and accrued liabilities and other non-current liabilities and the fair value of our interest rate caps is presented in prepaid expenses and other current assets and other non-current assets on the condensed consolidated balance sheet at March 31, 2012 and December 31, 2011. The following tables also present the (gain) loss recognized in interest expense from the change in fair value of our interest rate swaps and interest rate caps for the three months ended March 31, 2012 and 2011, respectively.

	Fair Value Measurements at		(Gain) Loss Recognized in Interest Expense from the Change in Fair Value of Interest Rate Swaps
			Three Months Ended March 31,
Interest Rate Swaps	March 31, 2012	December 31, 2011	2012	2011
Accounts payable and accrued liabilities	$(2,441)	$(2,269)	$172	$(33)
Other non-current liabilities	—	(425)	(425)	(819)
Total	$(2,441)	$(2,694)	$(253)	$(852)

	Fair Value Measurements at		Loss Recognized in Interest Expense from the Change in Fair Value of Interest Rate Caps
			Three Months Ended March 31,
Interest Rate Caps	March 31, 2012	December 31, 2011	2012	2011
Prepaid expenses and other current assets	$—	$1	$1	$3
Other non-current assets	—	4	4	142
Total	$—	$5	$5	$145

The Company recognized expense related to our interest rate swaps and interest rate caps, including accrued interest, of $0.9 million and $0.8 million during the three months ended March 31, 2012 and 2011, respectively.

6. Income Taxes

Our quarterly income tax (provision) benefit for income taxes is measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented.

For the three months ended March 31, 2012, we recorded an income tax benefit of $1.2 million, which represents an effective tax rate of (2.1)%. The effective tax rate for the three months ended March 31, 2012 differs from the federal statutory rate of 35.0% primarily due to changes in recorded valuation allowances, the impact of state income taxes and changes in deferred tax liabilities related to the stock basis of subsidiaries.

The Debt Repurchases resulted in a tax gain of $69.8 million for the three months ended March 31, 2012. Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of debt income ("CODI"), which must be included in the taxpayer's taxable income. However, in accordance with Internal Revenue Code ("IRC") Section 108, in lieu of recognizing taxable income from CODI, the Company is required to reduce existing tax attributes. As a result, the Company recognized an estimated decrease in deferred tax assets relating to net operating losses and the basis of amortizable and depreciable property of approximately $27.2 million. These decreases were offset by a decrease in recorded valuation allowance during the three months ended March 31, 2012.

The estimated annual effective tax rate for the current year includes an estimate of the change in the valuation allowance expected to be necessary at the end of the year. The Company also recorded a decrease in the valuation allowance during the three months ended March 31, 2012 as a result of the Debt Repurchases (discussed above). In addition, the valuation allowance was decreased during the three months ended March 31, 2012 as a result of the reduction in estimated useful lives of certain intangible assets as discussed in Note 2, "Summary of Significant Accounting Policies - Identifiable Intangible Assets," which was a change in circumstances that resulted in a change in judgment about the Company's ability to realize deferred tax assets in future years. The resulting decrease in income tax expense allocated to the three months ended March 31, 2012 relating to the changes in valuation allowance is $25.6 million, which reduces the effective tax rate for the three months ended March 31, 2012 by approximately 45.5%.

For the three months ended March 31, 2011, we recorded an income tax (provision) of $(20.2) million, which represents an effective tax rate of 26.8%. The effective tax rate for the three months ended March 31, 2011 differs from the federal statutory rate of 35.0% primarily due to changes in deferred tax liabilities related to the stock basis of subsidiaries, the impact of state income taxes and a valuation allowance that has been recorded.

Upon emergence from bankruptcy, where required pursuant to FASB ASC 740-30-25-7, Income Taxes, the Company recorded deferred tax liabilities related to the excess of the financial statement carrying amount over the tax basis of investments in certain subsidiaries. The estimated annual effective tax rate for the current year includes an estimate of the change in these deferred tax liabilities for the year. The resulting reduction in income tax expense allocated to the three months ended March 31, 2011 relating to the change in these deferred tax liabilities is $6.4 million, which reduced the effective tax rate for the three months ended March 31, 2011 by approximately 8.4%.

7. Benefit Plans

The following table provides the components of the Company’s net periodic benefit credit for the three months ended March 31, 2012 and 2011, respectively.

	Pension Benefits
	Three Months Ended March 31,
	2012	2011
Interest cost	$2,800	$3,190
Expected return on plan assets	(3,612)	(3,523)
Amortization of net loss	259	—
Net periodic benefit credit	$(553)	$(333)

The Company made contributions to its pension plans of $7.0 million and $11.4 million during the three months ended March 31, 2012 and 2011, respectively. We expect to make total contributions of approximately $16.3 million to our pension plans in 2012.

8.    Business Segments

For the periods covered by this quarterly report, management reviews and analyzes its business of providing marketing solutions as one operating segment.

9.    Legal Proceedings

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

Beginning on October 23, 2009, a series of putative securities class action lawsuits were commenced against certain former Company officers in the United States District Court for the District of Delaware on behalf of all persons who purchased or otherwise acquired our publicly traded securities between July 26, 2007 and the time we filed for bankruptcy on May 28, 2009, alleging that such officers issued false and misleading statements regarding our business and financial condition and seeking damages and equitable relief. On August 19, 2010, an amended consolidated class action complaint was filed as the operative securities class action complaint (the “Securities Class Action Complaint”). The Company is not named as a defendant in the Securities Class Action Complaint. On December 30, 2011, the parties to the Securities Class Action Complaint entered into a memorandum of understanding containing the essential terms of a settlement of all disputes between them. On February 17, 2012, a formal stipulation of settlement was filed with the court. Pursuant to the stipulation of settlement, in exchange for a complete release of all claims, the Company's director's and officer's liability insurers will create a $25 million settlement fund for the benefit of the settlement class. The Company is not making any financial contribution to the settlement fund. The stipulation of settlement is subject to final court approval, which we expect to receive during the second quarter of 2012.

On December 7, 2009, a putative ERISA class action lawsuit was commenced in the United States District Court for the Northern District of Illinois on behalf of certain participants in, or beneficiaries of, the R.H. Donnelley 401(k) Savings Plan at any time between July 26, 2007 and January 29, 2010 and whose plan accounts included investments in R.H. Donnelley common stock. The putative ERISA class action complaint contains allegations against certain current and former directors, officers and employees similar to those set forth in the Securities Class Action Complaint as well as allegations of breaches of fiduciary duties under ERISA and seeks damages and equitable relief. The Company is not named as a defendant in this ERISA class action. The parties to the ERISA class action suit have tentatively agreed to the essential terms of a settlement of all disputes between them. The terms of the proposed settlement provide that, in exchange for a complete release of all claims, the Company's fiduciary liability insurers will create a $2.1 million settlement fund for the benefit of the settlement class. The Company is not making any financial contribution to the settlement fund. The terms of the final settlement agreement between the parties will be subject to final court approval, which we expect to receive during the second half of 2012.

10. Other Information

On February 14, 2011, we completed the sale of substantially all net assets of Business.com, including long-lived assets, domain names, trademarks, brands, intellectual property, related content and technology platform. As a result, we recognized a gain on the sale of these assets of $13.4 million during the three months ended March 31, 2011.

11.    Subsequent Events

On April 19, 2012, under the terms and conditions of the Offer to Purchase, the Company utilized cash on hand of $26.5 million to repurchase $98.2 million aggregate principal amount of Dex One Senior Subordinated Notes, representing 27% of par value. The repurchase of the Dex One Senior Subordinated Notes will be accounted for as an extinguishment of debt and the Company will recognize a non-cash gain as a result of the repurchase during the second quarter of 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” the “Company,” “we,” “us” and “our”) future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, based on information currently available to us and are subject to significant risks and uncertainties. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than as imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about Dex One’s future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the continuing decline in the use of print directories; (2) increased competition, particularly from existing and emerging digital technologies; (3) ongoing weak economic conditions and continued decline in advertising sales; (4) our ability to collect trade receivables from customers to whom we extend credit; (5) our ability to generate sufficient cash to service our debt; (6) our ability to comply with the financial covenants contained in our debt agreements and the potential impact to operations and liquidity as a result of restrictive covenants in such debt agreements; (7) our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; (8) increasing interest rates; (9) changes in the Company’s and the Company’s subsidiaries credit ratings; (10) changes in accounting standards; (11) regulatory changes and judicial rulings impacting our business; (12) adverse results from litigation, governmental investigations or tax related proceedings or audits; (13) the effect of labor strikes, lock-outs and negotiations; (14) successful realization of the expected benefits of acquisitions, divestitures and joint ventures; (15) our ability to maintain agreements with CenturyLink and AT&T and other major Internet search and local media companies; (16) our reliance on third-party vendors for various services; and (17) other events beyond our control that may result in unexpected adverse operating results. Additional risks and uncertainties are described in detail in Part I - Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Trends and Developments Related to Our Business

Significant Financing Developments

On March 20, 2012, the Company announced the commencement of a cash tender offer to purchase the maximum aggregate principal amount of our outstanding $300 million 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”) for $26.0 million. The cash tender offer expired on April 19, 2012. See Item 1, "Financial Statements (Unaudited)" - Note 1, "Business and Basis of Presentation - Significant Financing Developments" for additional information on the cash tender offer to repurchase the Dex One Senior Subordinated Notes. On April 19, 2012, under the terms and conditions of the Offer to Purchase, the Company utilized cash on hand of $26.5 million to repurchase $98.2 million aggregate principal amount of Dex One Senior Subordinated Notes, representing 27% of par value. The repurchase of the Dex One Senior Subordinated Notes will be accounted for as an extinguishment of debt and the Company will recognize a non-cash gain as a result of the repurchase during the second quarter of 2012.

On March 9, 2012, R.H. Donnelley Inc. ("RHDI"), Dex Media East, Inc. ("DME Inc.") and Dex Media West, Inc. ("DMW Inc.") each entered into the First Amendment (the "Amendments") to the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”), the amended and restated DME Inc. credit facility (“Dex Media East Amended and Restated Credit Facility”) and the amended and restated DMW Inc. credit facility (“Dex Media West Amended and Restated Credit Facility”) (collectively, the "Credit Facilities"), respectively, with certain financial institutions. The Amendments permit RHDI, DME Inc. and DMW Inc. to make open market repurchases and retire loans under their respective Credit Facilities at a discount to par through December 31, 2013, provided that such discount is acceptable to those lenders who choose to participate. See Item 1, "Financial Statements (Unaudited)" - Note 1, "Business and Basis of Presentation - Significant Financing Developments" for additional information on the Amendments and the offers to repurchase loans under the respective Credit Facilities.

On March 23, 2012, RHDI, DME Inc. and DMW Inc. collectively utilized cash on hand of $69.5 million to repurchase loans under the Credit Facilities of $142.1 million ("Debt Repurchases"). The Debt Repurchases have been accounted for as an extinguishment of debt resulting in a non-cash, pre-tax gain of $68.8 million during the three months ended March 31, 2012, consisting of the difference between the par value and purchase price of the Credit Facilities, offset by accelerated amortization of fair value adjustments to our Credit Facilities that were recognized in conjunction with our adoption of fresh start accounting and fees associated with the Debt Repurchases. The following table provides detail of the repurchases made on each of our Credit Facilities and the calculation of the net gain on Debt Repurchases for the three months ended March 31, 2012:

Three Months Ended March 31, 2012
RHDI Amended and Restated Credit Facility (repurchased at 43.5% of par)	$91,954
Dex Media East Amended and Restated Credit Facility (repurchased at 53.0% of par)	23,585
Dex Media West Amended and Restated Credit Facility (repurchased at 64.0% of par)	26,593
Total Credit Facilities repurchased	142,132
Total purchase price	(69,519)
Accelerated amortization of fair value adjustments to Credit Facilities	(2,002)
Fees associated with the Debt Repurchases	(1,848)
Net gain on Debt Repurchases	$68,763

Results of Operations

As discussed in “Results of Operations” below, we continue to experience lower revenues, advertising sales and bookings related to our print products primarily as a result of declines in new and recurring business, including both renewal and incremental sales to existing advertisers, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets, (4) an increase in competition and more fragmentation in local business search and (5) the migration of customers to digital marketing solutions. However, despite the challenges associated with our print products, we have seen growth in our digital revenues, advertising sales and bookings driven by new partnerships, a focus on providing targeted solution bundled packages to our customers, new digital products and services and the migration of customers to digital marketing solutions. These advancements have helped partially offset the decline in print revenues, advertising sales and bookings.
The Company currently projects that these challenging conditions associated with our print products will continue for the foreseeable future, and, as such, our print revenues, advertising sales and bookings, as well as overall operating results, cash flow and liquidity, will continue to be adversely impacted. Therefore, the Company’s historical operating results will not be indicative of future operating performance, although our long-term financial forecast currently anticipates no material improvement in local business conditions in our markets until 2013 at the earliest.

As more fully described below in “Results of Operations – Net Revenues,” our method of recognizing print revenue under the deferral and amortization method results in delayed recognition of advertising sales whereby recognized revenues reflect the amortization of advertising sales consummated in prior periods as well as advertising sales consummated in the current period. Accordingly, the Company’s projected decline in print advertising sales will result in a decline in print revenues recognized in future periods. In addition, any improvements in local business conditions that are anticipated in our long-term financial forecast noted above will not have a significant immediate impact on our print revenues.

Our Plan

As more fully described in Part I - Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2011, we are a marketing solutions company that helps local businesses and consumers connect with each other. Our proprietary and affiliate provided marketing solutions combine multiple media platforms, which help drive large volumes of consumer leads to our customers, and assist our customers in managing their presence among those consumers. Our proprietary marketing solutions include our Dex published yellow pages directories, our Internet yellow pages site, DexKnows.com and our mobile applications, Dex Mobile and CityCentral. Our digital lead generation solutions are powered by our search engine marketing product, DexNet, which extends our customers’ reach to our leading Internet and mobile partners to attract consumers searching for local businesses, products and services within our markets.

In response to the challenges noted above, we are working to improve the value we deliver to our customers by (1) providing targeted solution bundles that combine offline and online media platforms, which includes our Dex Guaranteed Actions ("DGA") program and (2) expanding the number of platforms and media through which we deliver their message to consumers. Our growing list of marketing solutions includes local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, web sites, mobile web sites, reputation management, online video development and promotion, keyword optimization strategies and programs, distribution strategies, social strategies and tracking and reporting. In addition, our Company is in the process of transitioning to a compete-and-collaborate business model, as we believe that partnerships will enable us to offer a broader and more robust array of products and services to our customers than we would be able to do on a proprietary basis and without the risks, capital investment, and ongoing maintenance associated with development in house.

We also continue to invest in our business and our people through strategic programs, initiatives and technology such as: (1) the Dex One Account Management System, which provides the ability for customers to log in and make real-time changes to their online marketing as well as view real-time performance data and also enables our marketing consultants to construct proposals on their mobile devices wherever they may be, (2) the Dex One Sales Academy, which provides initial training, ongoing knowledge and skills enhancement, and additional support to marketing consultants throughout the business, (3) the Digital Media Learning Program, which provides our marketing consultants the resources needed to obtain a Google sales certification, and (4) sales force technology, with the introduction of Webex virtual sales presentations for our telephone marketing consultants and the purchase of iPads for our premise marketing consultants. We have recently made a strategic change to centralize the telephone marketing consultants from our local markets to three inside sales center locations in Overland Park, Kansas, Denver, Colorado and Omaha, Nebraska. In these locations we will be able to leverage scale of resources to allow greater efficiency and focus equally across the geography we serve as well as out of market opportunities. We will also be able to utilize state of the art telephone technology to increase reach, contact rates and efficiencies. The Overland Park center was completed in 2011 and we anticipate the transition to Denver and Omaha to be completed during the second quarter of 2012. As local business conditions recover in our markets, we believe these strategic investments will help us drive incremental revenue over time.

We continue to actively manage expenses and are considering and acting upon various initiatives and opportunities to streamline operations and reduce our cost structure. One such initiative centers around print product optimization ("PPO") and the evaluation of all print related expenses and processes. The focus of PPO includes initiatives such as transforming our print product's design and content as well as distribution optimization. We believe that PPO will drive significant savings in annual print costs while continuing to provide valuable products and quality service to our customers. We also continue to assess our organizational structure to ensure it properly supports our base of business and is optimized to compete in a rapidly evolving marketplace.

The Company continues to evaluate options for reducing leverage, extending the maturities of our Credit Facilities, reducing refinancing risk and other strategic alternatives in response to the challenging industry environment.  The Company's strategic objective is to build on our existing strengths and assets to maximize value for our shareholders and other constituents. The Company has recently taken significant steps towards reducing its leverage by obtaining the Amendments to our Credit Facilities in March 2012, which resulted in the repurchase of $142.1 million of loans under our Credit Facilities at a purchase price of $69.5 million during the three months ended March 31, 2012. In addition, in April 2012 we repurchased $98.2 million aggregate principal amount of Dex One Senior Subordinated Notes for a purchase price of $26.5 million. We anticipate making additional repurchases of our outstanding debt below par in the future, as permitted. The Company also continues to assess additional alternatives for the strategic objectives noted above including, but not limited to, additional amendments to our Credit Facilities, obtaining additional financing and/or refinancing our existing indebtedness, joint ventures, partnerships, acquisitions and business combinations, both within our industry and in complementary industries.
Liquidity and Going Concern Analysis

As more fully described below in “Liquidity and Capital Resources,” the Company’s primary sources of liquidity are existing cash on hand and cash flows generated from operations and our primary liquidity requirements are to fund operations and service our indebtedness. The Company’s projected decline in print advertising sales will result in a decline in cash flows in future periods. In addition, while improvements in local business conditions are anticipated in our long-term financial forecast as noted above, these improvements will not have a significant immediate impact on our cash flows. However, based on current financial projections, which include the impact of projected growth in our digital operations, the recent repurchases of our outstanding debt below par and continuous expense management, the Company expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and meet debt service requirements for at least the next 12-15 months.

Impairment and Useful Life Analysis

The Company reviews the carrying value of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. Based on our evaluation during the three months ended March 31, 2012, we concluded that the carrying amounts of our definite-lived intangible assets and other long-lived assets were recoverable.

The Company evaluates the remaining useful lives of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. The Company evaluated the remaining useful lives of definite-lived intangible assets and other long-lived assets during the three months ended March 31, 2012 by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit we have over competing independent publishers in our markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on our evaluation of these factors during the three months ended March 31, 2012, the Company determined that the estimated useful lives of our directory services agreements, local and national customer relationships and tradenames and trademarks no longer reflect the period they are expected to contribute to future cash flows. Therefore, the Company reduced the estimated useful lives of these intangible assets. See Item 1, "Financial Statements (Unaudited)" - Note 2, "Summary of Significant Accounting Policies - Identifiable Intangible Assets" for additional information. As a result of reducing the estimated useful lives of the intangible assets noted above, the Company expects an increase in amortization expense of $161.6 million and total amortization expense of $349.4 million for 2012.

If industry and local business conditions in our markets deteriorate in excess of current estimates, potentially resulting in further declines in advertising sales and operating results, and / or if the trading value of our debt and equity securities continue to decline significantly, we will be required to assess the recoverability and useful lives of our intangible assets and other long-lived assets. These factors, including changes to assumptions used in our impairment analysis as a result of these factors, could result in future impairment charges, a reduction of remaining useful lives associated with our intangible assets and other long-lived assets and acceleration of amortization expense.

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

Segment Reporting

For periods covered by this quarterly report, management reviews and analyzes its business of providing marketing solutions as one operating segment.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers the effective date of provisions included in ASU 2011-05 that require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 further states that entities must continue to report reclassification adjustments out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. Effective January 1, 2012, the Company adopted the applicable provisions included in ASU 2011-05 and elected to present a single continuous statement of comprehensive income. The Company continues to monitor the FASB's deliberations regarding ASU 2011-12.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04’). ASU 2011-04 was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements, changes certain fair value measurement principles and enhances fair value disclosure requirements. Effective January 1, 2012, the Company adopted the disclosure provisions included in ASU 2011-04. The adoption of ASU 2011-04 had no impact on our financial position or results of operations.
We have reviewed other accounting pronouncements that were issued as of March 31, 2012, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Net Revenues

The components of our net revenues for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
(amounts in millions)	2012	2011	$ Change	% Change
Gross advertising revenues	$343.7	$390.6	$(46.9)	(12.0)%
Sales claims and allowances	(4.4)	(4.7)	0.3	6.4
Net advertising revenues	339.3	385.9	(46.6)	(12.1)
Other revenues	5.1	5.3	(0.2)	(3.8)
Total	$344.4	$391.2	$(46.8)	(12.0)%

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

Gross advertising revenues of $343.7 million for the three months ended March 31, 2012 declined $46.9 million, or 12.0%, from gross advertising revenues of $390.6 million for the three months ended March 31, 2011. The decline in gross advertising revenues for the three months ended March 31, 2012 is related to our print products, primarily as a result of continuing declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our customers’ markets, (4) an increase in competition and more fragmentation in local business search and (5) the migration of customers to digital marketing solutions. The decline in gross advertising revenues is also a result of recognizing approximately one month of revenues from Business.com in 2011 with no comparable revenues in 2012. Declines in print advertising revenues are partially offset by increased advertising revenues associated with our digital marketing solutions, driven by new partnerships, a focus on providing targeted solution bundled packages to our customers, new digital products and services and the migration of customers to digital marketing solutions.

Expenses

The components of our expenses for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
(amounts in millions)	2012	2011	$ Change	% Change
Production and distribution expenses	$70.8	$75.0	$(4.2)	(5.6)%
Selling and support expenses	94.9	104.1	(9.2)	(8.8)
General and administrative expenses	30.2	38.1	(7.9)	(20.7)
Depreciation and amortization expenses	103.8	54.1	49.7	91.9
Total	$299.7	$271.3	$28.4	10.5%

Certain costs directly related to the selling and production of directories are initially deferred and then amortized ratably over the life of the directories under the deferral and amortization method of accounting to match revenue recognized relating to such directories, with cost recognition commencing in the month directory distribution is substantially complete. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Sales commissions include amounts paid to employees for sales to local customers and to certified marketing representatives ("CMRs"), which act as our channel to national clients. All other expenses, such as sales person salaries, sales manager compensation, sales office occupancy, publishing and information technology services, are not specifically identifiable to a particular directory and are recognized as incurred. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant.

Production and Distribution Expenses

Production and distribution expenses for the three months ended March 31, 2012 were $70.8 million compared to production and distribution expenses of $75.0 million for the three months ended March 31, 2011. The primary components of the $4.2 million, or 5.6%, decrease in production and distribution expenses for the three months ended March 31, 2012 were as follows:

(amounts in millions)	Three Months Ended March 31, 2012
Lower print, paper and distribution expenses	$(3.1)
All other, net	(1.1)
Total decrease in production and distribution expenses for the three months ended March 31, 2012	$(4.2)

Print, paper and distribution expenses for the three months ended March 31, 2012 declined $3.1 million compared to print, paper and distribution expenses for the three months ended March 31, 2011 primarily due to lower page volumes associated with declines in print advertisements, as well as ongoing PPO initiatives to reduce print-related costs.

Selling and Support Expenses

Selling and support expenses for the three months ended March 31, 2012 were $94.9 million compared to selling and support expenses of $104.1 million for the three months ended March 31, 2011. The primary components of the $9.2 million, or 8.8%, decrease in selling and support expenses for the three months ended March 31, 2012 were as follows:

(amounts in millions)	Three Months Ended March 31, 2012
Lower marketing expenses	$(3.6)
Lower commissions expenses	(2.3)
Lower directory publishing expenses	(2.2)
All other, net	(1.1)
Total decrease in selling and support expenses for the three months ended March 31, 2012	$(9.2)

Marketing expenses for the three months ended March 31, 2012 declined $3.6 million compared to marketing expenses for the three months ended March 31, 2011 primarily due to lower headcount.

Commissions expenses for the three months ended March 31, 2012 declined $2.3 million compared to commissions expenses for the three months ended March 31, 2011 primarily due to lower print advertising sales and its effect on variable-based commissions, as well as lower headcount.

Directory publishing expenses for the three months ended March 31, 2012 declined $2.2 million compared to directory publishing expenses for the three months ended March 31, 2011 primarily due to declines in print advertisements and lower headcount.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended March 31, 2012 were $30.2 million compared to G&A expenses of $38.1 million for the three months ended March 31, 2011. The primary components of the $7.9 million, or 20.7%, decrease in G&A expenses for the three months ended March 31, 2012 were as follows:

(amounts in millions)	Three Months Ended March 31, 2012
Restructuring charges incurred in 2011	$(6.0)
All other, net	(1.9)
Total decrease in G&A expenses for the three months ended March 31, 2012	$(7.9)

During the fourth quarter of 2010, the Company initiated a restructuring plan that included headcount reductions, consolidation of responsibilities and vacating leased facilities, which continued into 2011 (“Restructuring Actions”). As a result of the Restructuring Actions, the Company recognized a restructuring charge of $6.0 million during the three months ended March 31, 2011. There were no restructuring charges recognized in conjunction with the Restructuring Actions during the three months ended March 31, 2012.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2012 were $103.8 million compared to depreciation and amortization expenses of $54.1 million for the three months ended March 31, 2011. Amortization of intangible assets was $87.4 million for the three months ended March 31, 2012 compared to $38.2 million for the three months ended March 31, 2011. The significant increase in intangible asset amortization expense for the three months ended March 31, 2012 is a result of accelerated amortization expense due to the reduction in estimated useful lives of our directory services agreements, local and national customer relationships and tradenames and trademarks during the first quarter of 2012. See Item 1, "Financial Statements (Unaudited)" - Note 2 - "Summary of Significant Accounting Policies - Identifiable Intangible Assets" for additional information. Depreciation of fixed assets and amortization of computer software of $16.4 million for the three months ended March 31, 2012 remained level as compared to $15.9 million for the three months ended March 31, 2011.

Operating Income

Operating income was $44.7 million and $119.9 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in operating income for the three months ended March 31, 2012 of $75.2 million, or 62.7%, is primarily due to continuing declines in print revenues as well as the increase in intangible asset amortization expense described above, partially offset by declines in operating expenses also described above.

Gain on Debt Repurchases, Net

As a result of the Debt Repurchases, we recognized a non-cash, pre-tax gain of $68.8 million during the three months ended March 31, 2012, consisting of the difference between the par value and purchase price of the Credit Facilities, offset by accelerated amortization of fair value adjustments to our Credit Facilities that were recognized in conjunction with our adoption of fresh start accounting and fees associated with the Debt Repurchases. See Item 1, "Financial Statements (Unaudited)" - Note 1 - "Business and Basis of Presentation - Significant Financing Developments" for additional information.

Gain on Sale of Assets, Net

On February 14, 2011, we completed the sale of substantially all net assets of Business.com, including long-lived assets, domain names, trademarks, brands, intellectual property, related content and technology platform. As a result, we recognized a gain on the sale of these assets of $13.4 million during the three months ended March 31, 2011.

Interest Expense, Net

Net interest expense of the Company was $57.1 million and $57.7 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in net interest expense for the three months ended March 31, 2012 is primarily due to lower outstanding debt as a result of mandatory and accelerated debt repayments, partially offset by an increase in net interest expense as a result of the Company's election to make PIK interest payments on the Dex One Senior Subordinated Notes for the semi-annual interest period ending March 31, 2012.

In conjunction with our adoption of fresh start accounting and reporting on February 1, 2010 (“Fresh Start Reporting Date”), an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $7.5 million and $7.3 million for the three months ended March 31, 2012 and 2011, respectively.

During the first quarter of 2010, we entered into interest rate swap and interest rate cap agreements that are not designated as cash flow hedges. The Company’s interest expense includes income of $0.2 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively, resulting from the change in fair value of these interest rate swaps and interest rate caps.

Income Taxes

Our quarterly income tax (provision) benefit for income taxes is measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented.

For the three months ended March 31, 2012, we recorded an income tax benefit of $1.2 million, which represents an effective tax rate of (2.1)%. The effective tax rate for the three months ended March 31, 2012 differs from the federal statutory rate of 35.0% primarily due to changes in recorded valuation allowances, the impact of state income taxes and changes in deferred tax liabilities related to the stock basis of subsidiaries.

The Debt Repurchases resulted in a tax gain of $69.8 million for the three months ended March 31, 2012. Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of debt income ("CODI"), which must be included in the taxpayer's taxable income. However, in accordance with Internal Revenue Code ("IRC") Section 108, in lieu of recognizing taxable income from CODI, the Company is required to reduce existing tax attributes. As a result, the Company recognized an estimated decrease in deferred tax assets relating to net operating losses and the basis of amortizable and depreciable property of approximately $27.2 million. These decreases were offset by a decrease in recorded valuation allowance during the three months ended March 31, 2012.

The estimated annual effective tax rate for the current year includes an estimate of the change in the valuation allowance expected to be necessary at the end of the year. The Company also recorded a decrease in the valuation allowance during the three months ended March 31, 2012 as a result of the Debt Repurchases (discussed above). In addition, the valuation allowance was decreased during the three months ended March 31, 2012 as a result of the reduction in estimated useful lives of certain intangible assets as discussed in Item 1, "Financial Statements (Unaudited)" - Note 2, "Summary of Significant Accounting Policies - Identifiable Intangible Assets," which was a change in circumstances that resulted in a change in judgment about the Company's ability to realize deferred tax assets in future years. The resulting decrease in income tax expense allocated to the three months ended March 31, 2012 relating to the changes in valuation allowance is $25.6 million, which reduces the effective tax rate for the three months ended March 31, 2012 by approximately 45.5%.

For the three months ended March 31, 2011, we recorded an income tax (provision) of $(20.2) million, which represents an effective tax rate of 26.8%. The effective tax rate for the three months ended March 31, 2011 differs from the federal statutory rate of 35.0% primarily due to changes in deferred tax liabilities related to the stock basis of subsidiaries, the impact of state income taxes and a valuation allowance that has been recorded.

Upon emergence from bankruptcy, where required pursuant to FASB Accounting Standards Codification (“ASC”) 740-30-25-7, Income Taxes, the Company recorded deferred tax liabilities related to the excess of the financial statement carrying amount over the tax basis of investments in certain subsidiaries. The estimated annual effective tax rate for the current year includes an estimate of the change in these deferred tax liabilities for the year. The resulting reduction in income tax expense allocated to the three months ended March 31, 2011 relating to the change in these deferred tax liabilities is $6.4 million, which reduced the effective tax rate for the three months ended March 31, 2011 by approximately 8.4%.

Net Income and Earnings Per Share

Net income was $57.6 million and $55.4 million for the three months ended March 31, 2012 and 2011, respectively. The increase in net income for the three months ended March 31, 2012 of $2.2 million, or 4.0%, is primarily due to the net gain on debt repurchases, declines in operating expenses and the income tax benefit described above, offset by continuing declines in print revenues as well as the increase in intangible asset amortization expense also described above.

Basic and diluted earnings per share (“EPS”) was $1.15 and $1.11 for the three months ended March 31, 2012 and 2011, respectively. See Item 1, “Financial Statements (Unaudited)” - Note 2, “Summary of Significant Accounting Policies – Earnings Per Share” for further details and computations of basic and diluted EPS.

Non-GAAP Statistical Measures

Advertising sales is a non-GAAP statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under GAAP are recognized under the deferral and amortization method. Advertising sales in current periods will be recognized as gross advertising revenues in future periods as a result of the deferral and amortization method of revenue recognition. Advertising sales for the three months ended March 31, 2012 were $296.4 million, representing a decline of $57.4 million, or 16.2%, from advertising sales of $353.8 million for the three months ended March 31, 2011.

In order to provide more visibility into what the Company will book as revenue in the future, we are presenting an additional non-GAAP statistical measure called bookings, which represent sales activity associated with our print directories and Internet-based marketing solutions during the period. Bookings associated with our local customers represent signed contracts during the period. Bookings associated with our national customers represent what has been published or fulfilled during the period. Bookings for the three months ended March 31, 2012 were $304.5 million, representing a decline of $46.5 million, or 13.2%, from bookings of $351.0 million for the three months ended March 31, 2011.

The decrease in advertising sales and bookings for the three months ended March 31, 2012 is related to our print products and is a result of continuing declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our customers’ markets, (4) an increase in competition and more fragmentation in local business search and (5) the migration of customers to digital marketing solutions. Declines in print advertising sales and bookings are partially offset by increased advertising sales and bookings associated with our digital marketing solutions, driven by new partnerships, a focus on providing targeted solution bundled packages to our customers, new digital products and services and the migration of customers to digital marketing solutions.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents the fair market value of our long-term debt at March 31, 2012 based on quoted market prices on that date, as well as the carrying value of our long-term debt at March 31, 2012, which includes (1) $53.7 million of unamortized fair value adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date, (2) the issuance of an additional $10.5 million of Dex One Senior Subordinated Notes as a result of the Company's election to make paid-in-kind (“PIK”) interest payments for the semi-annual interest period ending March 31, 2012 and (3) the impact of the Debt Repurchases. See Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Trends and Developments Related to Our Business: Significant Financing Developments” for additional information on the Debt Repurchases.

	March 31, 2012
	Fair Market Value	Carrying Value
RHDI Amended and Restated Credit Facility	$357,862	$816,571
Dex Media East Amended and Restated Credit Facility	298,662	561,394
Dex Media West Amended and Restated Credit Facility	353,717	555,574
Dex One Senior Subordinated Notes	90,821	310,500
Total Dex One consolidated	1,101,062	2,244,039
Less current portion	119,372	223,317
Long-term debt	$981,690	$2,020,722

Credit Facilities

RHDI Amended and Restated Credit Facility

In conjunction with the Debt Repurchases, RHDI repurchased $92.0 million of loans under the RHDI Amended and Restated Credit Facility at a rate of 43.5% of par. As of March 31, 2012, the outstanding carrying value under the RHDI Amended and Restated Credit Facility totaled $816.6 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at March 31, 2012.

Dex Media East Amended and Restated Credit Facility

In conjunction with the Debt Repurchases, DME Inc. repurchased $23.6 million of loans under the Dex Media East Amended and Restated Credit Facility at a rate of 53.0% of par. As of March 31, 2012, the outstanding carrying value under the Dex Media East Amended and Restated Credit Facility totaled $561.4 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 3.0% at March 31, 2012.

Dex Media West Amended and Restated Credit Facility

In conjunction with the Debt Repurchases, DMW Inc. repurchased $26.6 million of loans under the Dex Media West Amended and Restated Credit Facility at a rate of 64.0% of par. As of March 31, 2012, the outstanding carrying value under the Dex Media West Amended and Restated Credit Facility totaled $555.6 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.3% at March 31, 2012.

Notes

Dex One Senior Subordinated Notes

Interest on the Dex One Senior Subordinated Notes is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 29, 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects PIK interest payments. The Company may elect, no later than two business days prior to the beginning of any such semi-annual interest period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as additional senior subordinated notes. In the absence of such an election for any subsequent semi-annual interest period, interest on the Dex One Senior Subordinated Notes will be payable in the form of the interest payment for the semi-annual interest period immediately preceding such subsequent semi-annual interest period. For the semi-annual interest period ending March 31, 2012, the Company made interest payments 50% in cash and 50% in PIK interest, as permitted by the indenture governing the Dex One Senior Subordinated Notes, resulting in the issuance of an additional $10.5 million of Dex One Senior Subordinated Notes at March 31, 2012. The Company will continue to make interest payments on the Dex One Senior Subordinated Notes 50% in cash and 50% in PIK interest for the semi-annual interest period ending September 30, 2012.

Impact of Fresh Start Accounting

In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our Credit Facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our Credit Facilities, of which $53.7 million remains unamortized at March 31, 2012, as shown in the following table.

	Carrying Value at March 31, 2012	Unamortized Fair Value Adjustments at March 31, 2012	Outstanding Debt at March 31, 2012 Excluding the Impact of Unamortized Fair Value Adjustments
RHDI Amended and Restated Credit Facility	$816,571	$8,785	$825,356
Dex Media East Amended and Restated Credit Facility	561,394	37,720	599,114
Dex Media West Amended and Restated Credit Facility	555,574	7,154	562,728
Dex One Senior Subordinated Notes	310,500	—	310,500
Total	$2,244,039	$53,659	$2,297,698

In conjunction with the Debt Repurchases, we accelerated amortization of fair value adjustments to our Credit Facilities of $2.0 million, which partially offset the net gain on Debt Repurchases recognized during the three months ended March 31, 2012. See Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Trends and Developments Related to Our Business: Significant Financing Developments” for additional information.

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

Based on current financial projections, for at least the next 12-15 months, the Company expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and capital expenditures, as well as meet debt service requirements. The Company’s financial projections also include excess cash flow that will be used to fund mandatory accelerated debt repayments at par due to cash flow sweep requirements under our Credit Facilities, as well as voluntary debt repayments at a discount to par resulting from the Amendments to our Credit Facilities and cash tender offers to purchase amounts outstanding under the Dex One Senior Subordinated Notes. However, no assurances can be made that our business will generate sufficient cash flows from operations to enable us to fund these prospective cash requirements since the current information used in our financial projections could change in the future as a result of changes in estimates and assumptions as well as risks noted in Part I - Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

The Amendments provide greater flexibility to repurchase amounts outstanding under our Credit Facilities. As noted above, on March 23, 2012, RHDI, DME Inc. and DMW Inc. collectively utilized cash on hand of $69.5 million to repurchase loans under the Credit Facilities of $142.1 million. We may from time to time seek to repurchase additional amounts outstanding under our Credit Facilities, as permitted by the Amendments. We also have the ability to repurchase the Dex One Senior Subordinated Notes in the open market. On April 19, 2012, the Company utilized cash on hand of $26.5 million to repurchase $98.2 million aggregate principal amount of Dex One Senior Subordinated Notes. We may also from time to time seek to retire or purchase additional Dex One Senior Subordinated Notes through cash purchases in open market purchases, privately negotiated transactions or otherwise, subject to applicable securities laws and regulations. Such purchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Each of our Credit Facilities require significant balloon payments upon maturity in October 2014. If the Company is unable to extend the maturity or significantly reduce our outstanding indebtedness prior to maturity by either (1) open market repurchases as permitted by the Amendments to our Credit Facilities, (2) obtaining additional financing and/or (3) refinancing our existing indebtedness, we will not be able to generate cash flows from operations in amounts sufficient to fund operations and capital expenditures and/or satisfy debt service requirements at that time. In addition, if the Company was to become non-compliant with restrictive covenants under our debt agreements prior to October 2014, default provisions would be triggered under our Credit Facilities and outstanding balances could become due immediately. The Company continues to monitor and assess all available options and opportunities that would allow us to accomplish these financing initiatives; however, no assurances can be made that these financing initiatives will be attained.

As provided for in our Credit Facilities, each of the Company’s operating subsidiaries are permitted to fund a share of the Parent Company’s interest obligations on the Dex One Senior Subordinated Notes. Other funds, based on a percentage of each operating subsidiaries’ excess cash flow, as defined in each credit agreement, may be provided to the Parent Company to fund specific activities, such as acquisitions.  In addition, each of our operating subsidiaries are permitted to send up to $5 million annually to the Parent Company. Lastly, our operating subsidiaries fund on a proportionate basis those expenses paid by the Parent Company to fund the daily operations of our operating subsidiaries. Except for certain limited situations, including those noted above, the Credit Facilities restrict the ability of the Company and its subsidiaries to dividend assets to any third party, and of our subsidiaries to pay dividends, loans or advances to us.

The Company currently believes that the limitations and restrictions imposed by our Credit Facilities noted above will not impact our ability to fund operations and capital expenditures, as well as meet debt service requirements, specifically at the Parent Company level. However, no assurances can be made that these limitations and restrictions will not have an impact on our ability to fund operations and capital expenditures, as well as meet debt service requirements specifically at the Parent Company level in the future.

See Part I - Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding risks and uncertainties associated with our business, which could have a significant impact on our future liquidity and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Trends and Developments Related to Our Business” for additional information related to trends and uncertainties with respect to our business, which could have a significant impact on our future liquidity and cash flows.

Aggregate outstanding debt at March 31, 2012 was $2,244.0 million, which includes (1) $53.7 million of unamortized fair value adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date, (2) the issuance of an additional $10.5 million of Dex One Senior Subordinated Notes as a result of the Company's election to make PIK interest payments for the semi-annual interest period ending March 31, 2012 and (3) the impact of the Debt Repurchases. During the three months ended March 31, 2012, we made mandatory principal payments under our Credit Facilities at par of $45.5 million and made accelerated principal payments under our Credit Facilities at par of $98.7 million. In addition, as a result of the Debt Repurchases, the Company utilized cash on hand of $69.5 million to repurchase loans under the Credit Facilities of $142.1 million. In total, we made debt payments with cash on hand of $213.7 million and reduced amounts outstanding under our Credit Facilities by $286.4 million during the three months ended March 31, 2012. We made aggregate net cash interest payments of $42.2 million during the three months ended March 31, 2012. At March 31, 2012, we had $115.2 million of cash and cash equivalents before checks not yet presented for payment of $0.5 million.

Three Months Ended March 31, 2012

Cash provided by operating activities for the three months ended March 31, 2012 was $78.1 million and included net income adjusted for non-cash items such as depreciation and amortization, partially offset by the net gain on Debt Repurchases and changes in assets and liabilities primarily driven by changes in deferred directory revenues.

Cash used in investing activities for the three months ended March 31, 2012 was $5.0 million and relates to the purchase of fixed assets, primarily computer equipment, software and leasehold improvements, partially offset by proceeds from the sale of assets.

Cash used in financing activities for the three months ended March 31, 2012 was $215.9 million and includes the following:

•	$213.7 million in principal payments on our Credit Facilities;

•	$2.0 million in debt issuance costs and other financing items; and

•	$0.1 million in the decreased balance of checks not yet presented for payment.

Three Months Ended March 31, 2011

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

Cash used in financing activities for the three months ended March 31, 2011 was $111.3 million and includes the following:

•	$94.8 million in principal payments on our Credit Facilities;

•	$0.3 million provided by other financing items; and

•	$16.7 million in the decreased balance of checks not yet presented for payment.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations
As a result of the Debt Repurchases, we have presented updated annual commitments for principal and interest payments on our debt obligations for the next five years and thereafter as of March 31, 2012. There have been no significant changes to the other contractual obligations presented in our Annual Report on Form 10-K for the year ended December 31, 2011. The debt repayments and related interest payments as presented in this table include (1) the scheduled principal and interest payments under the current debt agreements, (2) an estimate of additional debt repayments and the related impact on interest payments resulting from cash flow sweep requirements under our Credit Facilities and (3) assumes the issuance of additional Dex One Senior Subordinated Notes and the related impact on interest payments as a result of the Company's election to make PIK interest payments commencing for the semi-annual interest period ending March 31, 2012 until maturity. Our Credit Facilities require that a certain percentage of annual excess cash flow, as defined in the debt agreements, be used to repay amounts under the Credit Facilities. The debt repayments exclude fair value adjustments required by GAAP as a result of our adoption of fresh start accounting of $53.7 million, as these adjustments do not impact our payment obligations.

	Payments Due by Period
(amounts in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal Payments on Long-Term Debt (1)	$2,420.3	$275.3	$1,712.0	$433.0	$—
Interest on Long-Term Debt (2)	422.6	146.1	225.1	51.4	—
Total	$2,842.9	$421.4	$1,937.1	$484.4	$—

(1)
Included in long-term debt are scheduled principal amounts owed under the Credit Facilities and the Dex One Senior Subordinated Notes as of March 31, 2012, including the current portion of long-term debt, an estimate of additional debt repayments resulting from cash flow sweep requirements under our Credit Facilities, and assumes the issuance of additional Dex One Senior Subordinated Notes as a result of the Company's election to make PIK interest payments commencing for the semi-annual interest period ending March 31, 2012 until maturity.

(2)
Interest on debt represents cash interest payment obligations assuming all indebtedness as of March 31, 2012 will be paid in accordance with its contractual maturity, assumes interest rates on variable interest debt as of March 31, 2012 will remain unchanged in future periods, reflects the impact on interest payments resulting from an estimate of additional debt repayments due to cash flow sweep requirements under our Credit Facilities, as well as the impact on interest payments as a result of the Company's election to make PIK interest payments commencing for the semi-annual interest period ending March 31, 2012 until maturity. Please refer to “Liquidity and Capital Resources” for interest rates on the Credit Facilities and the Dex One Senior Subordinated Notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Risk Management

The Company’s Credit Facilities each bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. To satisfy our objectives and requirements, the Company has entered into interest rate swap and interest rate cap agreements, which have not been designated as cash flow hedges, to manage our exposure to interest rate fluctuations on our variable rate debt.

The Company has entered into the following interest rate swaps that effectively convert $300.0 million, or approximately 16%, of the Company’s variable rate debt to fixed rate debt as of March 31, 2012. Since the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at March 31, 2012, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At March 31, 2012, approximately 86% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 27% of our total debt portfolio as of March 31, 2012.

Interest Rate Swaps – Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$100	(1)	1.796%	February 28, 2013
March 5, 2010	100	(1)	1.688%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013
Total	$300

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.7%. The weighted average rate received on our interest rate swaps was 0.5% for the three months ended March 31, 2012. These periodic payments and receipts are recorded as interest expense.

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

Interest Rate Caps – RHDI

Effective Dates	Notional Amount		Cap Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$100	(2)	3.5%	February 28, 2013
March 8, 2010	100	(2)	3.5%	January 31, 2013
March 10, 2010	100	(2)	3.0%	April 30, 2012
Total	$300

(1)	Consists of one swap

(2)	Consists of one cap

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

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

Beginning on October 23, 2009, a series of putative securities class action lawsuits were commenced against certain former Company officers in the United States District Court for the District of Delaware on behalf of all persons who purchased or otherwise acquired our publicly traded securities between July 26, 2007 and the time we filed for bankruptcy on May 28, 2009, alleging that such officers issued false and misleading statements regarding our business and financial condition and seeking damages and equitable relief. On August 19, 2010, an amended consolidated class action complaint was filed as the operative securities class action complaint (the “Securities Class Action Complaint”). The Company is not named as a defendant in the Securities Class Action Complaint. On December 30, 2011, the parties to the Securities Class Action Complaint entered into a memorandum of understanding containing the essential terms of a settlement of all disputes between them. On February 17, 2012, a formal stipulation of settlement was filed with the court. Pursuant to the stipulation of settlement, in exchange for a complete release of all claims, the Company's director's and officer's liability insurers will create a $25 million settlement fund for the benefit of the settlement class. The Company is not making any financial contribution to the settlement fund. The stipulation of settlement is subject to final court approval, which we expect to receive during the second quarter of 2012.

On December 7, 2009, a putative ERISA class action lawsuit was commenced in the United States District Court for the Northern District of Illinois on behalf of certain participants in, or beneficiaries of, the R.H. Donnelley 401(k) Savings Plan at any time between July 26, 2007 and January 29, 2010 and whose plan accounts included investments in R.H. Donnelley common stock. The putative ERISA class action complaint contains allegations against certain current and former directors, officers and employees similar to those set forth in the Securities Class Action Complaint as well as allegations of breaches of fiduciary duties under ERISA and seeks damages and equitable relief. The Company is not named as a defendant in this ERISA class action. The parties to the ERISA class action suit have tentatively agreed to the essential terms of a settlement of all disputes between them. The terms of the proposed settlement provide that, in exchange for a complete release of all claims, the Company's fiduciary liability insurers will create a $2.1 million settlement fund for the benefit of the settlement class. The Company is not making any financial contribution to the settlement fund. The terms of the final settlement agreement between the parties will be subject to final court approval, which we expect to receive during the second half of 2012.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I - Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2011. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding shares acquired from employees during the three months ended March 31, 2012 as payment to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock awarded to employees pursuant to the Dex One Equity Incentive Plan. We retired these shares in the first quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2012 - January 31, 2012	6,784	$2.04	—	—
February 1, 2012 - February 29, 2012	—	—	—	—
March 1, 2012 - March 31, 2012	18,096	1.68	—	—
Total	24,880	$1.78	—	—

Item 6. Exhibits

Exhibit No.	Document

10.1
First Amendment dated March 9, 2012 to the Credit Agreement, dated as of October 24, 2007, as amended and restated as of January 29, 2010, by and among Dex Media East, Inc., as borrower, the Company, Dex Media, Inc., the lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012, Commission File No. 001-07155).

10.2
First Amendment dated March 9, 2012 to the Credit Agreement, dated as of June 6, 2008, as amended and restated as of January 29, 2010, by and among Dex Media West, Inc., as borrower, the Company, Dex Media Inc., the lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012, Commission File No. 001-07155).

10.3
First Amendment dated March 9, 2012 to the Third Amended and Restated Credit Agreement, dated as of January 29, 2010 by and among R.H. Donnelly Inc., as borrower, the Company, the lenders from time to time parties thereto, and Deutsche Bank Trust Company Americas, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012, Commission File No. 001-07155).

10.4*	Form of Restricted Stock Unit Agreement (Performance Shares).

31.1*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2012 by Alfred T. Mockett, Chief Executive Officer and President of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act.

31.2*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2012 by Gregory W. Freiberg, Executive Vice President and Chief Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act.

32.1*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2012, under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Gregory W. Freiberg, Executive Vice President and Chief Financial Officer, for Dex One Corporation.

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

DEX ONE CORPORATION

Date:	April 26, 2012	By:	/s/ Gregory W. Freiberg
Gregory W. Freiberg Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Sylvester J. Johnson
Sylvester J. Johnson Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document
10.1
First Amendment dated March 9, 2012 to the Credit Agreement, dated as of October 24, 2007, as amended and restated as of January 29, 2010, by and among Dex Media East, Inc., as borrower, the Company, Dex Media, Inc., the lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012, Commission File No. 001-07155).

10.2
First Amendment dated March 9, 2012 to the Credit Agreement, dated as of June 6, 2008, as amended and restated as of January 29, 2010, by and among Dex Media West, Inc., as borrower, the Company, Dex Media Inc., the lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012, Commission File No. 001-07155).

10.3
First Amendment dated March 9, 2012 to the Third Amended and Restated Credit Agreement, dated as of January 29, 2010 by and among R.H. Donnelly Inc., as borrower, the Company, the lenders from time to time parties thereto, and Deutsche Bank Trust Company Americas, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012, Commission File No. 001-07155).

10.4*	Form of Restricted Stock Unit Agreement (Performance Shares).

31.1*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2012 by Alfred T. Mockett, Chief Executive Officer and President of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act.

31.2*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2012 by Gregory W. Freiberg, Executive Vice President and Chief Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act.

32.1*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2012, under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Gregory W. Freiberg, Executive Vice President and Chief Financial Officer, for Dex One Corporation.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________________
* Filed herewith.