Form 10-Q
period 2012-06-30
DEX ONE Corp
filed 2012-08-01
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Yes ☒ No ☐

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

Title of class	Shares Outstanding at July 16, 2012
Common Stock, par value $.001 per share	50,809,175

DEX ONE CORPORATION

EX-31.1
EX-31.2
EX-32.1
EX-101.INS - XBRL INSTANCE DOCUMENT
EX-101.SCH - XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL - XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.DEF - XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-101.LAB - XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE - XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dex One Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	June 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$82,917	$257,939
Accounts receivable:
Billed	130,628	161,980
Unbilled	476,515	497,422
Allowance for doubtful accounts	(36,886)	(53,696)
Net accounts receivable	570,257	605,706
Deferred directory costs	120,062	130,744
Short-term deferred income taxes, net	71,306	67,793
Prepaid expenses and other current assets	42,740	51,384
Total current assets	887,282	1,113,566

Fixed assets and computer software, net	129,584	151,545
Other non‑current assets	15,557	13,001
Intangible assets, net	2,007,372	2,182,092
Total Assets	$3,039,795	$3,460,204

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$99,635	$126,158
Accrued interest	22,377	29,245
Deferred revenues	592,465	644,101
Current portion of long-term debt	233,583	326,300
Total current liabilities	948,060	1,125,804

Long-term debt	1,835,220	2,184,057
Deferred income taxes, net	79,344	75,492
Other non-current liabilities	73,593	84,718
Total Liabilities	2,936,217	3,470,071

Commitments and contingencies

Shareholders' Equity (Deficit)
Common stock, par value $.001 per share, authorized – 300,000,000 shares; issued and outstanding – 50,809,175 shares at June 30, 2012 and 50,233,617 shares at December 31, 2011	51	50
Additional paid-in capital	1,462,633	1,460,057
Accumulated deficit	(1,332,044)	(1,442,556)
Accumulated other comprehensive loss	(27,062)	(27,418)

Total shareholders' equity (deficit)	103,578	(9,867)

Total Liabilities and Shareholders' Equity (Deficit)	$3,039,795	$3,460,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011

Net revenues	$334,483	$377,266	$678,912	$768,501

Expenses:
Production and distribution expenses (exclusive of depreciation and amortization shown separately below)	73,938	75,154	144,740	150,212
Selling and support expenses	90,401	110,844	185,324	214,904
General and administrative expenses	30,409	36,051	60,635	74,149
Depreciation and amortization	104,989	61,905	208,741	115,987
Impairment charges	—	801,074	—	801,074
Total expenses	299,737	1,085,028	599,440	1,356,326

Operating income (loss)	34,746	(707,762)	79,472	(587,825)
Gain on debt repurchases, net	70,792	—	139,555	—
Gain on sale of assets, net	—	—	—	13,437
Interest expense, net	(47,891)	(58,059)	(104,975)	(115,779)

Income (loss) before income taxes	57,647	(765,821)	114,052	(690,167)

(Provision) benefit for income taxes	(4,707)	163,714	(3,540)	143,469

Net income (loss)	52,940	(602,107)	110,512	(546,698)
Other comprehensive income (loss):
Benefit plans adjustment, net of tax	249	171	356	171
Comprehensive income (loss)	$53,189	$(601,936)	$110,868	$(546,527)

Earnings (loss) per share:
Basic	$1.05	$(12.01)	$2.19	$(10.92)
Diluted	$1.05	$(12.01)	$2.19	$(10.92)

Shares used in computing earnings (loss) per share:
Basic	50,603	50,123	50,429	50,082
Diluted	50,603	50,123	50,439	50,082

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
Cash Flows Provided By Operating Activities	$163,740	$212,616
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(11,931)	(14,806)
Proceeds from sale of assets	23	15,391
Net cash (used in) provided by investing activities	(11,908)	585
Cash Flows from Financing Activities
Long-term debt repurchases and repayments	(323,500)	(155,001)
Debt issuance costs and other financing items, net	(2,812)	497
Decrease in checks not yet presented for payment	(542)	(16,905)
Net cash used in financing activities	(326,854)	(171,409)

(Decrease) increase in cash and cash equivalents	(175,022)	41,792
Cash and cash equivalents, beginning of period	257,939	127,852
Cash and cash equivalents, end of period	$82,917	$169,644
Supplemental Information:
Cash interest, net	$87,834	$104,566
Cash income taxes, net	$3,701	$5,524
Non-cash Financing Activities:
Reduction of debt from debt repurchases	$144,315	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data and where otherwise indicated)

1. Business and Basis of Presentation

The interim condensed consolidated financial statements of Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” the “Company,” “we,” “us” and “our”) have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to this Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The interim condensed consolidated financial statements include the accounts of Dex One and its direct and indirect wholly-owned subsidiaries. As of June 30, 2012, R.H. Donnelley Corporation ("RHD"), R.H. Donnelley Inc. (“RHDI” or "RHDI Inc."), Dex Media, Inc. (“Dex Media”), Dex One Digital, Inc. ("Dex One Digital"), formerly known as Business.com, Inc. (“Business.com”), and Dex One Service, Inc. (“Dex One Service”) were our only direct wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

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

Significant Financing Developments

On March 20, 2012, the Company announced the commencement of a cash tender offer to purchase the maximum aggregate principal amount of our outstanding $300.0 million Initial Aggregate Principal Amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”) for $26.0 million. The Offer to Purchase included a purchase price range of $270 to $300 per $1,000 principal amount of the Dex One Senior Subordinated Notes plus an amount in cash in lieu of the accrued and unpaid interest calculated at a rate of 12% per annum on the aggregate principal amount of the Dex One Senior Subordinated Notes from March 31, 2012 to, but not including, the payment date. The cash tender offer expired on April 19, 2012. On April 19, 2012, under the terms and conditions of the Offer to Purchase, the Company utilized cash on hand of $26.5 million to repurchase $98.2 million aggregate principal amount of Dex One Senior Subordinated Notes, representing 27% of par value ("Note Repurchases"). The Note Repurchases have been accounted for as an extinguishment of debt resulting in a non-cash, pre-tax gain of $70.8 million during the three and six months ended June 30, 2012, consisting of the difference between the par value and purchase price of the Dex One Senior Subordinated Notes, offset by fees associated with the Note Repurchases. The following table provides the calculation of the net gain on Note Repurchases for the three and six months ended June 30, 2012:

Three and Six Months Ended June 30, 2012
Dex One Senior Subordinated Notes (repurchased at 27% of par)	$98,222
Total purchase price	(26,520)
Fees associated with the Note Repurchases	(910)
Net gain on Note Repurchases	$70,792

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

On March 14, 2012, under the terms and conditions of the Amendments, RHDI commenced an offer to utilize up to $40 million to repurchase loans under the RHDI Amended and Restated Credit Facility at a price of 41.5% to 45.5% of par, DME Inc. commenced an offer to utilize up to $12.5 million to repurchase loans under the Dex Media East Amended and Restated Credit Facility at a price of 50.5% to 54.5% of par and DMW Inc. commenced an offer to utilize up to $23.5 million to repurchase loans under the Dex Media West Amended and Restated Credit Facility at a price of 60.0% to 64.0% of par. The offers expired on March 21, 2012. On March 23, 2012, RHDI, DME Inc. and DMW Inc. collectively utilized cash on hand of $69.5 million to repurchase loans under the Credit Facilities of $142.1 million ("Credit Facility Repurchases"). The Credit Facility Repurchases have been accounted for as an extinguishment of debt resulting in a non-cash, pre-tax gain of $68.8 million during the six months ended June 30, 2012, consisting of the difference between the par value and purchase price of the Credit Facilities, offset by accelerated amortization of fair value adjustments to our Credit Facilities that were recognized in conjunction with our adoption of fresh start accounting and fees associated with the Credit Facility Repurchases. The following table provides detail of the Credit Facility Repurchases and the calculation of the net gain on Credit Facility Repurchases for the six months ended June 30, 2012:

Six Months Ended June 30, 2012
RHDI Amended and Restated Credit Facility (repurchased at 43.5% of par)	$91,954
Dex Media East Amended and Restated Credit Facility (repurchased at 53.0% of par)	23,585
Dex Media West Amended and Restated Credit Facility (repurchased at 64.0% of par)	26,593
Total Credit Facilities repurchased	142,132
Total purchase price	(69,519)
Accelerated amortization of fair value adjustments to Credit Facilities	(2,002)
Fees associated with the Credit Facility Repurchases	(1,848)
Net gain on Credit Facility Repurchases	$68,763

The Note Repurchases and the Credit Facility Repurchases are hereby collectively referred to as the "Debt Repurchases." The net gains on Debt Repurchases for the three and six months ended June 30, 2012 of $70.8 million and $139.6 million, respectively, are included in "Gain on debt repurchases, net" on the unaudited condensed consolidated statement of comprehensive income (loss).

2. Summary of Significant Accounting Policies

Identifiable Intangible Assets

The Company reviews the carrying value of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. The Company reviewed the following information, estimates and assumptions during the three and six months ended June 30, 2012 to determine if the carrying amounts of our definite-lived intangible assets and other long-lived assets were recoverable:

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

Based on our evaluation during the three and six months ended June 30, 2012, we concluded that the carrying amounts of our definite-lived intangible assets and other long-lived assets were recoverable.

Amortization expense related to the Company’s intangible assets was $87.4 million and $45.5 million for the three months ended June 30, 2012 and 2011, respectively, and $174.7 million and $83.7 million for the six months ended June 30, 2012 and 2011, respectively. Our intangible assets and their respective book values at June 30, 2012 are shown in the following table:

	Directory Services Agreements	Local Customer Relationships	National Customer Relationships	Trade Names and Trademarks	Technology, Advertising Commitments & Other	Total
Gross intangible assets carrying value	$1,330,000	$560,000	$175,000	$380,000	$85,500	$2,530,500
Accumulated amortization	(264,765)	(134,529)	(33,794)	(63,930)	(26,110)	(523,128)
Net intangible assets	$1,065,235	$425,471	$141,206	$316,070	$59,390	$2,007,372

The Company evaluates the remaining useful lives of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible assets and other long-lived assets would be amortized prospectively over that revised remaining useful life. The Company evaluated the remaining useful lives of its definite-lived intangible assets and other long-lived assets during the first quarter 2012 by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit we have over competing independent publishers in our markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on our evaluation of these factors during the first quarter 2012, the Company determined that the estimated useful lives of our directory services agreements, local and national customer relationships and tradenames and trademarks no longer reflected the period they are expected to contribute to future cash flows. Therefore, the Company reduced the estimated useful lives of these intangible assets as shown in the following table:

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

The weighted average useful lives of technology, advertising commitments and other remained at seven years. The Company performed the same evaluation of the remaining useful lives of its definite-lived intangible assets and other long-lived assets during the three months ended June 30, 2012 and determined that the weighted average useful lives presented above continue to be deemed appropriate. The combined weighted average useful life of our intangible assets at June 30, 2012 is nine years. As a result of reducing the estimated useful lives of the intangible assets noted above, the Company expects an increase in amortization expense of $161.6 million and total amortization expense of $349.4 million for 2012. Amortization expense for all intangible assets for the five succeeding years is estimated to be approximately $301.6 million, $257.5 million, $217.1 million, $210.4 million and $206.2 million, respectively.

During the three months ended June 30, 2011, the Company concluded there were indicators of impairment and as a result, we performed an impairment test of our goodwill and an impairment recoverability test of our definite-lived intangible assets and other long-lived assets. The testing results of our definite-lived intangible assets and other long-lived assets indicated they were recoverable and thus no impairment test was required. Based upon the testing results of our goodwill, we determined that the remaining goodwill assigned to each of our reporting units was fully impaired and thus recognized an aggregate goodwill impairment charge of $801.1 million during the three and six months ended June 30, 2011. Please refer to our Quarterly Report on From 10-Q for the period ended June 30, 2011 for additional information including estimates and assumptions used in our impairment testing.

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

Interest Expense

In conjunction with our adoption of fresh start accounting and reporting on February 1, 2010 ("Fresh Start Reporting Date"), an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $6.2 million and $7.5 million for the three months ended June 30, 2012 and 2011, respectively, and $13.8 million and $14.8 million for the six months ended June 30, 2012 and 2011, respectively.

During the first quarter of 2010, we entered into interest rate swap and interest rate cap agreements that are not designated as cash flow hedges. The Company’s interest expense includes income of $0.6 million and expense of $0.4 million for the three months ended June 30, 2012 and 2011, respectively, and income of $0.8 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively, resulting from the change in fair value of these interest rate swaps and interest rate caps.

Advertising Expense

We recognize advertising expenses as incurred. These expenses include media, public relations, promotional, branding and sponsorship costs and on-line advertising. Total advertising expense for the Company was $1.1 million and $6.7 million for the three months ended June 30, 2012 and 2011, respectively, and $5.2 million and $9.8 million for the six months ended June 30, 2012 and 2011, respectively.

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

Derivative Financial Instruments

At June 30, 2012, we had interest rate swap and interest rate cap agreements with major financial institutions with a notional amount of $300.0 million and $200.0 million, respectively. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount for interest rate swaps is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the interest rate swap agreement. Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates. Any loss would be limited to the amount that would have been received based on the spread in rates over the remaining life of the interest rate cap agreement. The counterparties to the interest rate swap and interest rate cap agreements are major financial institutions with credit ratings of A- or higher, or the equivalent dependent upon the credit rating agency.

Earnings (Loss) Per Share

The calculation of basic and diluted earnings (loss) per share (“EPS”) is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic EPS
Net income (loss)	$52,940	$(602,107)	$110,512	$(546,698)
Weighted average common shares outstanding	50,603	50,123	50,429	50,082
Basic EPS	$1.05	$(12.01)	$2.19	$(10.92)

Diluted EPS
Net income (loss)	$52,940	$(602,107)	$110,512	$(546,698)
Weighted average common shares outstanding	50,603	50,123	50,429	50,082
Dilutive effect of stock awards	—	—	10	—
Weighted average diluted shares outstanding	50,603	50,123	50,439	50,082
Diluted EPS	$1.05	$(12.01)	$2.19	$(10.92)

Diluted EPS is calculated by dividing net income by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options and restricted stock, the dilutive effect of which is calculated using the treasury stock method. For the three and six months ended June 30, 2012, 3.3 million shares and 2.6 million shares, respectively, of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period. Due to the Company's reported net loss for the three and six months ended June 30, 2011, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of EPS. For both the three and six months ended June 30, 2011, 3.4 million shares of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period.

Fair Value of Financial Instruments

At June 30, 2012 and December 31, 2011, the fair value of cash and cash equivalents, accounts receivable, net and accounts payable and accrued liabilities approximated their carrying value based on the net short-term nature of these instruments. Estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company had interest rate swaps with a notional amount of $300.0 million and $500.0 million at June 30, 2012 and December 31, 2011, respectively, and interest rate caps with a notional amount of $200.0 million and $400.0 million at June 30, 2012 and December 31, 2011, respectively, that are measured at fair value on a recurring basis.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, respectively, and the level within the fair value hierarchy in which the fair value measurements were included.

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Derivatives:	June 30, 2012	December 31, 2011
Interest Rate Swap – Liabilities	$(1,840)	$(2,694)
Interest Rate Cap – Assets	$—	$5

There were no transfers of assets or liabilities into or out of Levels 1, 2 or 3 of the fair value hierarchy during the three and six months ended June 30, 2012 or year ended December 31, 2011. The Company has established a policy of recognizing transfers between levels of the fair value hierarchy as of the end of a reporting period. The Company’s long-term debt obligations are not measured at fair value on a recurring basis, however we present the fair value of the Dex One Senior Subordinated Notes and our Credit Facilities in Note 4, “Long-Term Debt.” The Company has utilized quoted market prices, where available, to compute the fair market value of these long-term debt obligations at June 30, 2012. The Dex One Senior Subordinated Notes are categorized within Level 1 of the fair value hierarchy and our Credit Facilities are categorized within Level 2 of the fair value hierarchy.

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

Fair value for our derivative instruments was derived using pricing models based on a market approach. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value for each of our derivative instruments incorporate specific contract terms for valuation inputs, including effective dates, maturity dates, interest rate swap pay rates, interest rate cap rates and notional amounts, as disclosed and presented in Note 5, “Derivative Financial Instruments,” interest rate yield curves, and the creditworthiness of the counterparty and the Company. Counterparty credit risk and the Company’s credit risk could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. At June 30, 2012, the impact of applying counterparty credit risk in determining the fair value of our derivative instruments was not material. At June 30, 2012, the impact of applying the Company’s credit risk in determining the fair value of our derivative instruments was a decrease to our derivative instruments liability of $0.5 million.

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

We have reviewed other accounting pronouncements that were issued as of June 30, 2012, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

3. Restructuring Charges

During the fourth quarter of 2010, the Company initiated a restructuring plan that included headcount reductions, consolidation of responsibilities and vacating leased facilities, which continued into 2011 (“Restructuring Actions”). The Company did not recognize a restructuring charge to earnings related to the Restructuring Actions during the three and six months ended June 30, 2012. Cash payments of $0.6 million and $7.0 million were made in conjunction with the Restructuring Actions during the three and six months ended June 30, 2012, respectively. The Company recognized a restructuring charge to earnings of $8.7 million and $14.7 million and made cash payments of $7.6 million and $16.0 million related to the Restructuring Actions during the three and six months ended June 30, 2011, respectively. The following tables show the activity in our restructuring reserve associated with the Restructuring Actions during the three and six months ended June 30, 2012:

Three Months Ended June 30, 2012
Balance at April 1, 2012	$1,533
Payments	(562)
Balance at June 30, 2012	$971

Six Months Ended June 30, 2012
Balance at January 1, 2012	$7,967
Payments	(6,996)
Balance at June 30, 2012	$971

Restructuring charges that are charged to earnings are included in production and distribution expenses, selling and support expenses or general and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss), as applicable.

4. Long-Term Debt

The following table presents the fair market value of our long-term debt at June 30, 2012 based on quoted market prices on that date, as well as the carrying value of our long-term debt at June 30, 2012, which includes (1) $47.4 million of unamortized fair value adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date, (2) the issuance of an additional $10.5 million of Dex One Senior Subordinated Notes as a result of the Company's election to make PIK interest payments for the semi-annual interest period ending March 31, 2012 and (3) the impact of the Debt Repurchases. See Note 1, “Business and Basis of Presentation - Significant Financing Developments” for additional information on the Debt Repurchases.

	June 30, 2012
	Fair Market Value	Carrying Value
RHDI Amended and Restated Credit Facility	$347,456	$793,169
Dex Media East Amended and Restated Credit Facility	278,308	536,684
Dex Media West Amended and Restated Credit Facility	320,101	526,672
Dex One Senior Subordinated Notes	50,947	212,278
Total Dex One consolidated	996,812	2,068,803
Less current portion	121,252	233,583
Long-term debt	$875,560	$1,835,220

Credit Facilities

RHDI Amended and Restated Credit Facility

In conjunction with the Credit Facility Repurchases, RHDI repurchased $92.0 million of loans under the RHDI Amended and Restated Credit Facility at a rate of 43.5% of par. As of June 30, 2012, the outstanding carrying value under the RHDI Amended and Restated Credit Facility totaled $793.2 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at June 30, 2012.

Dex Media East Amended and Restated Credit Facility

In conjunction with the Credit Facility Repurchases, DME Inc. repurchased $23.6 million of loans under the Dex Media East Amended and Restated Credit Facility at a rate of 53.0% of par. As of June 30, 2012, the outstanding carrying value under the Dex Media East Amended and Restated Credit Facility totaled $536.7 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 3.0% at June 30, 2012.

Dex Media West Amended and Restated Credit Facility

In conjunction with the Credit Facility Repurchases, DMW Inc. repurchased $26.6 million of loans under the Dex Media West Amended and Restated Credit Facility at a rate of 64.0% of par. As of June 30, 2012, the outstanding carrying value under the Dex Media West Amended and Restated Credit Facility totaled $526.7 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.3% at June 30, 2012.

Notes

Dex One Senior Subordinated Notes

In conjunction with the Note Repurchases, the Company repurchased $98.2 million aggregate principal amount of Dex One Senior Notes at a rate of 27.0% of par. As of June 30, 2012, the outstanding carrying value of the Dex One Senior Subordinated Notes totaled $212.3 million. Interest on the Dex One Senior Subordinated Notes is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 29, 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects PIK interest payments. The Company may elect, no later than two business days prior to the beginning of any such semi-annual interest period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as additional senior subordinated notes. In the absence of such an election for any subsequent semi-annual interest period, interest on the Dex One Senior Subordinated Notes will be payable in the form of the interest payment for the semi-annual interest period immediately preceding such subsequent semi-annual interest period. For the semi-annual interest period ending March 31, 2012, the Company made interest payments 50% in cash and 50% in PIK interest, as permitted by the indenture governing the Dex One Senior Subordinated Notes, resulting in the issuance of an additional $10.5 million of Dex One Senior Subordinated Notes. The Company will continue to make interest payments on the Dex One Senior Subordinated Notes 50% in cash and 50% in PIK interest for the semi-annual interest period ending September 30, 2012.

Impact of Fresh Start Accounting

In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our Credit Facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our Credit Facilities, of which $47.4 million remains unamortized at June 30, 2012, as shown in the following table.

	Carrying Value at June 30, 2012	Unamortized Fair Value Adjustments at June 30, 2012	Outstanding Debt at June 30, 2012 Excluding the Impact of Unamortized Fair Value Adjustments
RHDI Amended and Restated Credit Facility	$793,169	$7,902	$801,071
Dex Media East Amended and Restated Credit Facility	536,684	33,310	569,994
Dex Media West Amended and Restated Credit Facility	526,672	6,224	532,896
Dex One Senior Subordinated Notes	212,278	—	212,278
Total	$2,068,803	$47,436	$2,116,239

In conjunction with the Credit Facility Repurchases, we accelerated amortization of fair value adjustments to our Credit Facilities of $2.0 million, which partially offset the net gain on Credit Facility Repurchases recognized during the six months ended June 30, 2012. See Note 1, “Business and Basis of Presentation - Significant Financing Developments” for additional information.

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

All derivative financial instruments are recognized as either assets or liabilities on the condensed consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair values of our interest rate swaps and interest rate caps are determined based on observable inputs. These derivative instruments have not been designated as cash flow hedges and as such, the initial fair value and any subsequent gains or losses on the change in the fair value of the interest rate swaps and interest rate caps are reported in earnings as a component of interest expense. Any gains or losses related to the quarterly fair value adjustments are presented as a non-cash operating activity on the condensed consolidated statements of cash flows. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it is not subject to credit risk. The Company minimizes the credit risk in derivative financial instruments by entering into transactions with major financial institutions with credit ratings of A- or higher, or the equivalent dependent upon the credit rating agency.

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

The Company has entered into the following interest rate swaps that effectively convert $300.0 million, or approximately 16%, of the Company’s variable rate debt to fixed rate debt as of June 30, 2012. Since the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at June 30, 2012, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At June 30, 2012, approximately 90% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 25% of our total debt portfolio as of June 30, 2012.

Interest Rate Swaps – Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$100	(1)	1.796%	February 28, 2013
March 5, 2010	100	(1)	1.688%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013
Total	$300

(1) Consists of one swap

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.7%. The weighted average rate received on our interest rate swaps was 0.5% for the six months ended June 30, 2012. These periodic payments and receipts are recorded as interest expense.

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

Interest Rate Caps – RHDI

Effective Dates	Notional Amount		Cap Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$100	(2)	3.5%	February 28, 2013
March 8, 2010	100	(2)	3.5%	January 31, 2013
Total	$200

(2) Consists of one cap

The following tables present the fair value of our interest rate swaps and interest rate caps at June 30, 2012 and December 31, 2011. The fair value of our interest rate swaps is presented in accounts payable and accrued liabilities and other non-current liabilities and the fair value of our interest rate caps is presented in prepaid expenses and other current assets and other non-current assets on the condensed consolidated balance sheets at June 30, 2012 and December 31, 2011. The following tables also present the (gain) loss recognized in interest expense from the change in fair value of our interest rate swaps and interest rate caps for the three and six months ended June 30, 2012 and 2011, respectively.

			(Gain) Loss Recognized in Interest Expense from the Change in Fair Value of Interest Rate Swaps
	Fair Value Measurements at		Three Months Ended June 30,		Six Months Ended June 30,
Interest Rate Swaps	June 30, 2012	December 31, 2011	2012	2011	2012	2011
Accounts payable and accrued liabilities	$(1,840)	$(2,269)	$(602)	$(181)	$(429)	$(214)
Other non-current liabilities	—	(425)	—	508	(425)	(311)
Total	$(1,840)	$(2,694)	$(602)	$327	$(854)	$(525)

			Loss Recognized in Interest Expense from the Change in Fair Value of Interest Rate Caps
	Fair Value Measurements at		Three Months Ended June 30,		Six Months Ended June 30,
Interest Rate Caps	June 30, 2012	December 31, 2011	2012	2011	2012	2011
Prepaid expenses and other current assets	$—	$1	$—	$—	$1	$3
Other non-current assets	—	4	—	119	4	261
Total	$—	$5	$—	$119	$5	$264

The Company recognized expense related to our interest rate swaps and interest rate caps, including accrued interest, of $0.4 million and $2.0 million during the three months ended June 30, 2012 and 2011, respectively, and $1.3 million and $2.8 million during the six months ended June 30, 2012 and 2011, respectively.

6. Income Taxes

Our quarterly income tax (provision) benefit for income taxes is measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented.

For the three and six months ended June 30, 2012, we recorded an income tax (provision) of $(4.7) million and $(3.5) million, respectively, which represents an effective tax rate of 8.2% and 3.1%, respectively. The effective tax rate for the three and six months ended June 30, 2012 differs from the federal statutory rate of 35.0% primarily due to changes in recorded valuation allowances, the impact of state income taxes and changes in deferred tax liabilities related to the stock basis of subsidiaries.

The Debt Repurchases resulted in a tax gain of $71.7 million and $141.5 million for the three and six months ended June 30, 2012, respectively. Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of debt income ("CODI"), which must be included in the taxpayer's taxable income. However, in accordance with Internal Revenue Code ("IRC") Section 108, in lieu of recognizing taxable income from CODI, the Company is required to reduce existing tax attributes. As a result, the Company recognized an estimated decrease in deferred tax assets relating to net operating losses and the basis of amortizable and depreciable property of approximately $24.4 million and $51.7 million for the three and six months ended June 30, 2012, respectively. These decreases were offset by a decrease in recorded valuation allowance during the three and six months ended June 30, 2012.

The estimated annual effective tax rate for the current year includes an estimate of the change in the valuation allowance expected to be necessary at the end of the year. The Company recorded a decrease in the valuation allowance during the three and six months ended June 30, 2012 as a result of the Debt Repurchases (discussed above). In addition, the valuation allowance was decreased during the six months ended June 30, 2012 as a result of the reduction in estimated useful lives of certain intangible assets as discussed in Note 2, "Summary of Significant Accounting Policies - Identifiable Intangible Assets," which was a change in circumstances that resulted in a change in judgment about the Company's ability to realize deferred tax assets in future years. The resulting decrease in income tax expense allocated to the three and six months ended June 30, 2012 relating to the changes in valuation allowance is $17.1 million and $42.7 million, respectively, which reduces our effective tax rate for the three and six months ended June 30, 2012 by approximately 29.6% and 37.5%, respectively.

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

The estimated annual effective tax rate for 2011 included an estimate of the valuation allowance expected to be necessary at the end of the year for originating deferred tax assets. The goodwill impairment charge gave rise to a deferred tax asset whose realization did not meet a more-likely-than-not threshold, requiring a valuation allowance. The resulting increase in income tax expense for the three and six months ended June 30, 2011 relating to the change in valuation allowance is $47.2 million and $46.6 million, respectively, which reduced the effective tax rate for the three and six months ended June 30, 2011 by approximately 6.2% and 6.8%, respectively.

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

7. Benefit Plans

The following table provides the components of the Company’s net periodic benefit cost (credit) for the three and six months ended June 30, 2012 and 2011, respectively.

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest cost	$2,547	$3,164	$5,347	$6,354
Expected return on plan assets	(3,097)	(3,727)	(6,709)	(7,250)
Settlement loss	1,540	403	1,540	403
Amortization of net loss	125	—	384	—
Net periodic benefit cost (credit)	$1,115	$(160)	$562	$(493)

On April 30, 2012, settlements of the Dex Media, Inc. Pension Plan and Dex One Pension Benefit Equalization Plan ("PBEP") occurred as a result of restructuring activities. At that time, year-to-date lump sum payments to participants exceeded the sum of the service cost plus interest cost components of the net periodic benefit cost for the period. These settlements resulted in the recognition of an actuarial loss of $1.5 million for the three and six months ended June 30, 2012. Pension liabilities and expense for the Dex Media, Inc. Pension Plan and PBEP were recomputed based on assumptions as of April 30, 2012, resulting in a decrease in the discount rate from 4.38% at December 31, 2011 to 4.22% for the Dex Media, Inc. Pension Plan and 4.51% at December 31, 2011 to 4.25% for the PBEP. The Company utilized a yield curve to determine the appropriate discount rate based on each plan's expected future cash flows. The expected return on plan assets assumption was also reduced for the Company's benefit plans from 8.0% at December 31, 2011 to 7.5%. On May 31, 2011, settlements of the Dex Media, Inc. Pension Plan occurred. These settlements resulted in the recognition of an actuarial loss of $0.4 million for the three and six months ended June 30, 2011.

The Company made contributions to its pension plans of $2.3 million and $1.4 million during the three months ended June 30, 2012 and 2011, respectively, and $9.3 million and $12.8 million during the six months ended June 30, 2012 and 2011, respectively. We expect to make total contributions of approximately $16.3 million to our pension plans in 2012.

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

Beginning on October 23, 2009, a series of putative securities class action lawsuits were commenced against certain former Company officers in the United States District Court for the District of Delaware on behalf of all persons who purchased or otherwise acquired our publicly traded securities between July 26, 2007 and the time we filed for bankruptcy on May 28, 2009, alleging that such officers issued false and misleading statements regarding our business and financial condition and seeking damages and equitable relief. On August 19, 2010, an amended consolidated class action complaint was filed as the operative securities class action complaint (the “Securities Class Action Complaint”). The Company is not named as a defendant in the Securities Class Action Complaint. On December 30, 2011, the parties to the Securities Class Action Complaint entered into a memorandum of understanding containing the essential terms of a settlement of all disputes between them. On February 17, 2012, a formal stipulation of settlement was filed with the court. Pursuant to the stipulation of settlement, in exchange for a complete release of all claims, the Company's director's and officer's liability insurers will create a $25 million settlement fund for the benefit of the settlement class. The Company is not making any financial contribution to the settlement fund. The stipulation of settlement was approved by the court on June 19, 2012.

On December 7, 2009, a putative ERISA class action lawsuit was commenced in the United States District Court for the Northern District of Illinois on behalf of certain participants in, or beneficiaries of, the R.H. Donnelley 401(k) Savings Plan at any time between July 26, 2007 and January 29, 2010 and whose plan accounts included investments in R.H. Donnelley common stock. The putative ERISA class action complaint contains allegations against certain current and former directors, officers and employees similar to those set forth in the Securities Class Action Complaint as well as allegations of breaches of fiduciary duties under ERISA and seeks damages and equitable relief. The Company is not named as a defendant in this ERISA class action. On June 21, 2012, the parties to the ERISA class action suit entered into a memorandum of understanding containing the essential terms of a settlement of all disputes between them. On July 9, 2012, a formal settlement agreement and release was filed with the court. Pursuant to the settlement agreement and release, in exchange for a complete release of all claims, the Company's fiduciary liability insurers will create a $2.1 million settlement fund for the benefit of the settlement class. The Company is not making any financial contribution to the settlement fund. The settlement agreement and release is subject to final court approval, which we expect to receive during the second half of 2012.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” the “Company,” “we,” “us” and “our”) future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, based on information currently available to us and are subject to significant risks and uncertainties. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than as imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about Dex One’s future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the continuing decline in the use of print directories; (2) increased competition, particularly from existing and emerging digital technologies; (3) ongoing weak economic conditions and continued decline in print advertising sales; (4) our ability to collect trade receivables from customers to whom we extend credit; (5) our ability to generate sufficient cash to service our debt; (6) our ability to comply with the financial covenants contained in our debt agreements and the potential impact to operations and liquidity as a result of restrictive covenants in such debt agreements; (7) our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; (8) increasing interest rates; (9) changes in the Company’s and the Company’s subsidiaries credit ratings; (10) changes in accounting standards; (11) regulatory changes and judicial rulings impacting our business; (12) adverse results from litigation, governmental investigations or tax related proceedings or audits; (13) the effect of labor strikes, lock-outs and negotiations; (14) successful realization of the expected benefits of acquisitions, divestitures and joint ventures; (15) our ability to maintain agreements with CenturyLink and AT&T and other major Internet search and local media companies; (16) our reliance on third-party vendors for various services; and (17) other events beyond our control that may result in unexpected adverse operating results. Additional risks and uncertainties are described in detail in Part I - Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Trends and Developments Related to Our Business

Significant Financing Developments

On March 20, 2012, the Company announced the commencement of a cash tender offer to purchase the maximum aggregate principal amount of our outstanding $300.0 million Initial Aggregate Principal Amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”) for $26.0 million. See Item 1, "Financial Statements (Unaudited)" - Note 1, "Business and Basis of Presentation - Significant Financing Developments" for additional information on the cash tender offer to repurchase the Dex One Senior Subordinated Notes. On April 19, 2012, under the terms and conditions of the Offer to Purchase, the Company utilized cash on hand of $26.5 million to repurchase $98.2 million aggregate principal amount of Dex One Senior Subordinated Notes, representing 27% of par value ("Note Repurchases"). The Note Repurchases have been accounted for as an extinguishment of debt resulting in a non-cash, pre-tax gain of $70.8 million during the three and six months ended June 30, 2012, consisting of the difference between the par value and purchase price of the Dex One Senior Subordinated Notes, offset by fees associated with the Note Repurchases. The following table provides the calculation of the net gain on Note Repurchases for the three and six months ended June 30, 2012:

Three and Six Months Ended June 30, 2012
Dex One Senior Subordinated Notes (repurchased at 27% of par)	$98,222
Total purchase price	(26,520)
Fees associated with the Note Repurchases	(910)
Net gain on Note Repurchases	$70,792

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

On March 23, 2012, RHDI, DME Inc. and DMW Inc. collectively utilized cash on hand of $69.5 million to repurchase loans under the Credit Facilities of $142.1 million ("Credit Facility Repurchases"). The Credit Facility Repurchases have been accounted for as an extinguishment of debt resulting in a non-cash, pre-tax gain of $68.8 million during the six months ended June 30, 2012, consisting of the difference between the par value and purchase price of the Credit Facilities, offset by accelerated amortization of fair value adjustments to our Credit Facilities that were recognized in conjunction with our adoption of fresh start accounting and fees associated with the Credit Facility Repurchases. The following table provides detail of the Credit Facility Repurchases and the calculation of the net gain on Credit Facility Repurchases for the six months ended June 30, 2012:

Six Months Ended June 30, 2012
RHDI Amended and Restated Credit Facility (repurchased at 43.5% of par)	$91,954
Dex Media East Amended and Restated Credit Facility (repurchased at 53.0% of par)	23,585
Dex Media West Amended and Restated Credit Facility (repurchased at 64.0% of par)	26,593
Total Credit Facilities repurchased	142,132
Total purchase price	(69,519)
Accelerated amortization of fair value adjustments to Credit Facilities	(2,002)
Fees associated with the Credit Facility Repurchases	(1,848)
Net gain on Credit Facility Repurchases	$68,763

The Note Repurchases and the Credit Facility Repurchases are hereby collectively referred to as the "Debt Repurchases." The net gains on Debt Repurchases for the three and six months ended June 30, 2012 were $70.8 million and $139.6 million, respectively.

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

We also continue to invest in our business and our people through strategic programs, initiatives and technology such as: (1) the Dex One Account Management System, which provides the ability for customers to log in and make real-time changes to their online marketing as well as view real-time performance data and also enables our marketing consultants to construct proposals on their mobile devices wherever they may be, (2) the Dex One Sales Academy, which provides initial training, ongoing knowledge and skills enhancement, and additional support to marketing consultants throughout the business, (3) the Digital Media Learning Program, which provides our marketing consultants the resources needed to obtain a Google sales certification, and (4) sales force technology, with the introduction of Webex virtual sales presentations for our telephone marketing consultants and the purchase of iPads for our premise marketing consultants. We have recently made a strategic change to centralize the telephone marketing consultants from our local markets to three inside sales center locations in Overland Park, Kansas, Denver, Colorado and Omaha, Nebraska. In these locations we will be able to leverage scale of resources to allow greater efficiency and focus equally across the geography we serve as well as out of market opportunities. We will also be able to utilize state of the art telephone technology to increase reach, contact rates and efficiencies. The Overland Park center was fully staffed in 2011. The Denver center is now fully staffed and we anticipate that the Omaha center will be fully staffed by the end of the third quarter of 2012. As local business conditions recover in our markets, we believe these strategic investments will help us drive incremental revenue over time.

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

The Company continues to evaluate options for reducing leverage, extending the maturities of our Credit Facilities, reducing refinancing risk and other strategic alternatives in response to the challenging industry environment.  The Company's strategic objective is to build on our existing strengths and assets to maximize value for our shareholders and other constituents. The Company has recently taken significant steps towards reducing its leverage by obtaining the Amendments to our Credit Facilities in March 2012, which resulted in the repurchase of $142.1 million of loans under our Credit Facilities at a purchase price of $69.5 million. In addition, in April 2012 we repurchased $98.2 million aggregate principal amount of Dex One Senior Subordinated Notes for a purchase price of $26.5 million. We anticipate making additional repurchases of our outstanding debt below par in the future, as permitted. The Company also continues to assess additional alternatives for the strategic objectives noted above including, but not limited to, additional amendments to our Credit Facilities, obtaining additional financing and/or refinancing our existing indebtedness, joint ventures, partnerships, acquisitions and business combinations, both within our industry and in complementary industries.
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

Impairment and Useful Life Analysis

The Company reviews the carrying value of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. Based on our evaluation during the three and six months ended June 30, 2012, we concluded that the carrying amounts of our definite-lived intangible assets and other long-lived assets were recoverable.

The Company evaluates the remaining useful lives of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. The Company evaluated the remaining useful lives of definite-lived intangible assets and other long-lived assets during the first quarter of 2012 by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit we have over competing independent publishers in our markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on our evaluation of these factors during the first quarter of 2012, the Company determined that the estimated useful lives of our directory services agreements, local and national customer relationships and tradenames and trademarks no longer reflected the period they are expected to contribute to future cash flows. Therefore, the Company reduced the estimated useful lives of these intangible assets. See Item 1, "Financial Statements (Unaudited)" - Note 2, "Summary of Significant Accounting Policies - Identifiable Intangible Assets" for additional information. As a result of reducing the estimated useful lives of the intangible assets noted above, the Company expects an increase in amortization expense of $161.6 million and total amortization expense of $349.4 million for 2012. The Company performed the same evaluation of the remaining useful lives of its definite-lived intangible assets and other long-lived assets during the three months ended June 30, 2012 and determined that the current weighted average useful lives continue to be deemed appropriate.

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
We have reviewed other accounting pronouncements that were issued as of June 30, 2012, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2012 compared to Three and Six Months Ended June 30, 2011

Net Revenues

The components of our net revenues for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
(amounts in millions)	2012	2011	$ Change	% Change
Gross advertising revenues	$332.3	$375.8	$(43.5)	(11.6)%
Sales claims and allowances	(2.7)	(4.0)	1.3	32.5
Net advertising revenues	329.6	371.8	(42.2)	(11.4)
Other revenues	4.9	5.5	(0.6)	(10.9)
Total	$334.5	$377.3	$(42.8)	(11.3)%

	Six Months Ended June 30,
(amounts in millions)	2012	2011	$ Change	% Change
Gross advertising revenues	$676.0	$766.4	$(90.4)	(11.8)%
Sales claims and allowances	(7.1)	(8.7)	1.6	18.4
Net advertising revenues	668.9	757.7	(88.8)	(11.7)
Other revenues	10.0	10.8	(0.8)	(7.4)
Total	$678.9	$768.5	$(89.6)	(11.7)%

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

Gross advertising revenues of $332.3 million and $676.0 million for the three and six months ended June 30, 2012 declined $43.5 million, or 11.6%, and $90.4 million, or 11.8%, from gross advertising revenues of $375.8 million and $766.4 million for the three and six months ended June 30, 2011, respectively. The decline in gross advertising revenues for the three and six months ended June 30, 2012 is related to our print products, primarily as a result of continuing declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our customers’ markets, (4) an increase in competition and more fragmentation in local business search and (5) the migration of customers to digital marketing solutions. The decline in gross advertising revenues is also a result of recognizing approximately one month of revenues from Business.com in 2011 with no comparable revenues in 2012. Declines in print advertising revenues are partially offset by increased advertising revenues associated with our digital marketing solutions, driven by new partnerships, a focus on providing targeted solution bundled packages to our customers, new digital products and services and the migration of customers to digital marketing solutions.

Expenses

The components of our expenses for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
(amounts in millions)	2012	2011	$ Change	% Change
Production and distribution expenses	$73.9	$75.2	$(1.3)	(1.7)%
Selling and support expenses	90.4	110.8	(20.4)	(18.4)
General and administrative expenses	30.4	36.1	(5.7)	(15.8)
Depreciation and amortization expenses	105.0	61.9	43.1	69.6
Impairment charges	—	801.1	(801.1)	(100.0)
Total	$299.7	$1,085.1	$(785.4)	(72.4)%

	Six Months Ended June 30,
(amounts in millions)	2012	2011	$ Change	% Change
Production and distribution expenses	$144.7	$150.2	$(5.5)	(3.7)%
Selling and support expenses	185.3	214.9	(29.6)	(13.8)
General and administrative expenses	60.6	74.1	(13.5)	(18.2)
Depreciation and amortization expenses	208.7	116.0	92.7	79.9
Impairment charges	—	801.1	(801.1)	(100.0)
Total	$599.3	$1,356.3	$(757.0)	(55.8)%

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

Production and Distribution Expenses

Production and distribution expenses for the three and six months ended June 30, 2012 were $73.9 million and $144.7 million, respectively, compared to production and distribution expenses of $75.2 million and $150.2 million for the three and six months ended June 30, 2011, respectively. The primary components of the $1.3 million, or 1.7%, and $5.5 million, or 3.7%, decrease in production and distribution expenses for the three and six months ended June 30, 2012, respectively, were as follows:

(amounts in millions)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Lower print, paper and distribution expenses	$(4.8)	$(7.9)
Higher Internet production and distribution expenses	4.0	3.5
All other	(0.5)	(1.1)
Total decrease in production and distribution expenses for the three and six months ended June 30, 2012	$(1.3)	$(5.5)

Print, paper and distribution expenses for the three and six months ended June 30, 2012 declined $4.8 million and $7.9 million, respectively, compared to print, paper and distribution expenses for the three and six months ended June 30, 2011 primarily due to lower page volumes associated with declines in print advertisements, as well as ongoing PPO initiatives to reduce print-related costs.

Internet production and distribution expenses for the three and six months ended June 30, 2012 increased $4.0 million and $3.5 million, respectively, compared to Internet production and distribution expenses for the three and six months ended June 30, 2011 primarily due to increased DexNet traffic costs driven by higher sales volume and cost per click rates.

Selling and Support Expenses

Selling and support expenses for the three and six months ended June 30, 2012 were $90.4 million and $185.3 million, respectively, compared to selling and support expenses of $110.8 million and $214.9 million for the three and six months ended June 30, 2011, respectively. The primary components of the $20.4 million, or 18.4%, and $29.6 million, or 13.8%, decrease in selling and support expenses for the three and six months ended June 30, 2012, respectively, were as follows:

(amounts in millions)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Lower commissions and salesperson expenses	$(7.1)	$(11.5)
Lower advertising expenses	(5.6)	(4.6)
Lower bad debt expense	(4.7)	(2.3)
Lower directory publishing expenses	(2.0)	(4.2)
Lower marketing expenses	(0.6)	(4.2)
All other, net	(0.4)	(2.8)
Total decrease in selling and support expenses for the three and six months ended June 30, 2012	$(20.4)	$(29.6)

Commissions and salesperson expenses for the three and six months ended June 30, 2012 declined $7.1 million and $11.5 million, respectively, compared to commissions and salesperson expenses for the three and six months ended June 30, 2011 primarily due to lower print advertising sales and its effect on variable-based commissions, as well as lower headcount and related expenses.

Advertising expenses for the three and six months ended June 30, 2012 declined $5.6 million and $4.6 million, respectively, compared to advertising expenses for the three and six months ended June 30, 2011 primarily due to a reduction in media spend.

Bad debt expense for the three and six months ended June 30, 2012 declined $4.7 million and $2.3 million, respectively, compared to bad debt expense for the three and six months ended June 30, 2011 primarily due to effective credit and collections practices, which have driven improvements in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers and advertising sales.

Directory publishing expenses for the three and six months ended June 30, 2012 declined $2.0 million and $4.2 million, respectively, compared to directory publishing expenses for the three and six months ended June 30, 2011 primarily due to declines in print advertisements and lower headcount.

Marketing expenses for the three and six months ended June 30, 2012 declined $0.6 million and $4.2 million, respectively, compared to marketing expenses for the three and six months ended June 30, 2011 primarily due to lower headcount.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three and six months ended June 30, 2012 were $30.4 million and $60.6 million, respectively, compared to G&A expenses of $36.1 million and $74.1 million for the three and six months ended June 30, 2011, respectively. The primary components of the $5.7 million, or 15.8%, and $13.5 million, or 18.2%, decrease in G&A expenses for the three and six months ended June 30, 2012, respectively, were as follows:

(amounts in millions)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Restructuring charges incurred in 2011	$(8.7)	$(14.7)
Severance expenses incurred in 2012	3.3	5.5
All other, net	(0.3)	(4.3)
Total decrease in G&A expenses for the three and six months ended June 30, 2012	$(5.7)	$(13.5)

During the fourth quarter of 2010, the Company initiated a restructuring plan that included headcount reductions, consolidation of responsibilities and vacating leased facilities, which continued into 2011 (“Restructuring Actions”). As a result of the Restructuring Actions, the Company recognized a restructuring charge of $8.7 million and $14.7 million during the three and six months ended June 30, 2011, respectively. There were no restructuring charges recognized in conjunction with the Restructuring Actions during the three and six months ended June 30, 2012.

During the three and six months ended June 30, 2012, the Company recognized severance expenses of $3.3 million and $5.5 million, respectively, which were unrelated to the Restructuring Actions.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three and six months ended June 30, 2012 were $105.0 million and $208.7 million, respectively, compared to depreciation and amortization expenses of $61.9 million and $116.0 million for the three and six months ended June 30, 2011, respectively. Amortization of intangible assets was $87.4 million and $174.7 million for the three and six months ended June 30, 2012, respectively, compared to $45.5 million and $83.7 million for the three and six months ended June 30, 2011, respectively. The significant increase in intangible asset amortization expense for the three and six months ended June 30, 2012 is a result of accelerated amortization expense due to the reduction in estimated useful lives of our directory services agreements, local and national customer relationships and tradenames and trademarks during the first quarter of 2012. See Item 1, "Financial Statements (Unaudited)" - Note 2 - "Summary of Significant Accounting Policies - Identifiable Intangible Assets" for additional information. Depreciation of fixed assets and amortization of computer software of $17.6 million and $34.0 million for the three and six months ended June 30, 2012, respectively, remained level as compared to $16.4 million and $32.3 million for the three and six months ended June 30, 2011, respectively.

Impairment Charges

During the three months ended June 30, 2011, the Company concluded there were indicators of impairment and as a result, we performed an impairment test of our goodwill and an impairment recoverability test of our definite-lived intangible assets and other long-lived assets. The testing results of our definite-lived intangible assets and other long-lived assets indicated they were recoverable and thus no impairment test was required. Based upon the testing results of our goodwill, we determined that the remaining goodwill assigned to each of our reporting units was fully impaired and thus recognized an aggregate goodwill impairment charge of $801.1 million during the three and six months ended June 30, 2011. Please refer to our Quarterly Report on From 10-Q for the period ended June 30, 2011 for additional information including estimates and assumptions used in our impairment testing.

Operating Income (Loss)

Operating income (loss) was $34.7 million and $79.5 million for the three and six months ended June 30, 2012, respectively, compared to $(707.8) million and $(587.8) million for the three and six months ended June 30, 2011, respectively. The change in operating income (loss) for the three and six months ended June 30, 2012 is primarily due to the goodwill impairment charge recognized in the second quarter of 2011. The change in operating income (loss) for the three and six months ended June 30, 2012 is also a result of continuing declines in print revenues as well as the increase in amortization expense described above, partially offset by declines in operating expenses also described above.

Gain on Debt Repurchases, Net

As a result of the Debt Repurchases, we recognized a non-cash, pre-tax gain of $70.8 million and $139.6 million during the three and six months ended June 30, 2012, respectively. See Item 1, "Financial Statements (Unaudited)" - Note 1 - "Business and Basis of Presentation - Significant Financing Developments" for additional information.

Gain on Sale of Assets, Net

On February 14, 2011, we completed the sale of substantially all net assets of Business.com, including long-lived assets, domain names, trademarks, brands, intellectual property, related content and technology platform. As a result, we recognized a gain on the sale of these assets of $13.4 million during the six months ended June 30, 2011.

Interest Expense, Net

Net interest expense of the Company was $47.9 million and $105.0 million for the three and six months ended June 30, 2012, respectively, compared to $58.1 million and $115.8 million for the three and six months ended June 30, 2011, respectively. The decrease in net interest expense for the three and six months ended June 30, 2012 is primarily due to lower outstanding debt as a result of mandatory and accelerated debt repayments, partially offset by an increase in net interest expense as a result of the Company's election to make PIK interest payments on the Dex One Senior Subordinated Notes for the semi-annual interest period ending March 31, 2012.

In conjunction with our adoption of fresh start accounting and reporting on February 1, 2010 ("Fresh Start Reporting Date"), an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $6.2 million and $13.8 million for the three and six months ended June 30, 2012, respectively, and $7.5 million and $14.8 million for the three and six months ended June 30, 2011, respectively.

During the first quarter of 2010, we entered into interest rate swap and interest rate cap agreements that are not designated as cash flow hedges. The Company’s interest expense includes income of $0.6 million and $0.8 million for the three and six months ended June 30, 2012, respectively, and expense of $0.4 million and income of $0.3 million for the three and six months ended June 30, 2011, respectively, resulting from the change in fair value of these interest rate swaps and interest rate caps.

Income Taxes

Our quarterly income tax (provision) benefit for income taxes is measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented.

For the three and six months ended June 30, 2012, we recorded an income tax (provision) of $(4.7) million and $(3.5) million, respectively, which represents an effective tax rate of 8.2% and 3.1%, respectively. The effective tax rate for the three and six months ended June 30, 2012 differs from the federal statutory rate of 35.0% primarily due to changes in recorded valuation allowances, the impact of state income taxes and changes in deferred tax liabilities related to the stock basis of subsidiaries.

The Debt Repurchases resulted in a tax gain of $71.7 million and $141.5 million for the three and six months ended June 30, 2012, respectively. Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of debt income ("CODI"), which must be included in the taxpayer's taxable income. However, in accordance with Internal Revenue Code ("IRC") Section 108, in lieu of recognizing taxable income from CODI, the Company is required to reduce existing tax attributes. As a result, the Company recognized an estimated decrease in deferred tax assets relating to net operating losses and the basis of amortizable and depreciable property of approximately $24.4 million and $51.7 million for the three and six months ended June 30, 2012, respectively. These decreases were offset by a decrease in recorded valuation allowance during the three and six months ended June 30, 2012.

The estimated annual effective tax rate for the current year includes an estimate of the change in the valuation allowance expected to be necessary at the end of the year. The Company recorded a decrease in the valuation allowance during the three and six months ended June 30, 2012 as a result of the Debt Repurchases (discussed above). In addition, the valuation allowance was decreased during the six months ended June 30, 2012 as a result of the reduction in estimated useful lives of certain intangible assets as discussed in Item 1, "Financial Statements (Unaudited)" - Note 2 - "Summary of Significant Accounting Policies - Identifiable Intangible Assets," which was a change in circumstances that resulted in a change in judgment about the Company's ability to realize deferred tax assets in future years. The resulting decrease in income tax expense allocated to the three and six months ended June 30, 2012 relating to the changes in valuation allowance is $17.1 million and $42.7 million, respectively, which reduces our effective tax rate for the three and six months ended June 30, 2012 by approximately 29.6% and 37.5%, respectively.

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

The estimated annual effective tax rate for 2011 included an estimate of the valuation allowance expected to be necessary at the end of the year for originating deferred tax assets. The goodwill impairment charge gave rise to a deferred tax asset whose realization did not meet a more-likely-than-not threshold, requiring a valuation allowance. The resulting increase in income tax expense for the three and six months ended June 30, 2011 relating to the change in valuation allowance is $47.2 million and $46.6 million, respectively, which reduced the effective tax rate for the three and six months ended June 30, 2011 by approximately 6.2% and 6.8%, respectively.

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

Net Income (Loss) and Earnings (Loss) Per Share

Net income (loss) was $52.9 million and $110.5 million for the three and six months ended June 30, 2012, respectively, compared to $(602.1) million and $(546.7) million for the three and six months ended June 30, 2011, respectively. The change in net income (loss) for the three and six months ended June 30, 2012 is primarily due to the goodwill impairment charge and corresponding income tax benefit recognized in the second quarter of 2011. The change in net income (loss) for the three and six months ended June 30, 2012 is also a result of the net gains on Debt Repurchases and declines in operating expenses described above, offset by continuing declines in print revenues as well as the increase in amortization expense also described above.

Basic and diluted earnings (loss) per share (“EPS”) was $1.05 and $2.19 for the three and six months ended June 30, 2012, respectively. Basic and diluted EPS was $(12.01) and $(10.92) for the three and six months ended June 30, 2011, respectively. See Item 1, “Financial Statements (Unaudited)” - Note 2, “Summary of Significant Accounting Policies – Earnings (Loss) Per Share” for further details and computations of basic and diluted EPS.

Non-GAAP Statistical Measures

Advertising sales is a non-GAAP statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under GAAP are recognized under the deferral and amortization method. Advertising sales in current periods will be recognized as gross advertising revenues in future periods as a result of the deferral and amortization method of revenue recognition. Advertising sales for the three and six months ended June 30, 2012 were $334.2 million and $630.6 million, respectively, representing a decline of $45.1 million, or 11.9%, and $102.6 million, or 14.0%, from advertising sales of $379.3 million and $733.2 million for the three and six months ended June 30, 2011, respectively.

In order to provide more visibility into what the Company will book as revenue in the future, we are presenting an additional non-GAAP statistical measure called bookings, which represent sales activity associated with our print directories and Internet-based marketing solutions during the period. Bookings associated with our local customers represent signed contracts during the period. Bookings associated with our national customers represent what has been published or fulfilled during the period. Bookings for the three and six months ended June 30, 2012 were $275.1 million and $579.6 million, respectively, representing a decline of $41.2 million, or 13.0%, and $87.6 million, or 13.1%, from bookings of $316.3 million and $667.2 million for the three and six months ended June 30, 2011, respectively.

The decrease in advertising sales and bookings for the three and six months ended June 30, 2012 is related to our print products and is a result of continuing declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our customers’ markets, (4) an increase in competition and more fragmentation in local business search and (5) the migration of customers to digital marketing solutions. Declines in print advertising sales and bookings are partially offset by increased advertising sales and bookings associated with our digital marketing solutions, driven by new partnerships, a focus on providing targeted solution bundled packages to our customers, new digital products and services and the migration of customers to digital marketing solutions.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents the fair market value of our long-term debt at June 30, 2012 based on quoted market prices on that date, as well as the carrying value of our long-term debt at June 30, 2012, which includes (1) $47.4 million of unamortized fair value adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date, (2) the issuance of an additional $10.5 million of Dex One Senior Subordinated Notes as a result of the Company's election to make PIK interest payments for the semi-annual interest period ending March 31, 2012 and (3) the impact of the Debt Repurchases. See Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Trends and Developments Related to Our Business: Significant Financing Developments” for additional information on the Debt Repurchases.

	June 30, 2012
	Fair Market Value	Carrying Value
RHDI Amended and Restated Credit Facility	$347,456	$793,169
Dex Media East Amended and Restated Credit Facility	278,308	536,684
Dex Media West Amended and Restated Credit Facility	320,101	526,672
Dex One Senior Subordinated Notes	50,947	212,278
Total Dex One consolidated	996,812	2,068,803
Less current portion	121,252	233,583
Long-term debt	$875,560	$1,835,220

Credit Facilities

RHDI Amended and Restated Credit Facility

In conjunction with the Credit Facility Repurchases, RHDI repurchased $92.0 million of loans under the RHDI Amended and Restated Credit Facility at a rate of 43.5% of par. As of June 30, 2012, the outstanding carrying value under the RHDI Amended and Restated Credit Facility totaled $793.2 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at June 30, 2012.

Dex Media East Amended and Restated Credit Facility

In conjunction with the Credit Facility Repurchases, DME Inc. repurchased $23.6 million of loans under the Dex Media East Amended and Restated Credit Facility at a rate of 53.0% of par. As of June 30, 2012, the outstanding carrying value under the Dex Media East Amended and Restated Credit Facility totaled $536.7 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 3.0% at June 30, 2012.

Dex Media West Amended and Restated Credit Facility

In conjunction with the Credit Facility Repurchases, DMW Inc. repurchased $26.6 million of loans under the Dex Media West Amended and Restated Credit Facility at a rate of 64.0% of par. As of June 30, 2012, the outstanding carrying value under the Dex Media West Amended and Restated Credit Facility totaled $526.7 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.3% at June 30, 2012.

Notes

Dex One Senior Subordinated Notes

In conjunction with the Note Repurchases, the Company repurchased $98.2 million aggregate principal amount of Dex One Senior Notes at a rate of 27.0% of par. As of June 30, 2012, the outstanding carrying value of the Dex One Senior Subordinated Notes totaled $212.3 million. Interest on the Dex One Senior Subordinated Notes is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 29, 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects PIK interest payments. The Company may elect, no later than two business days prior to the beginning of any such semi-annual interest period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as additional senior subordinated notes. In the absence of such an election for any subsequent semi-annual interest period, interest on the Dex One Senior Subordinated Notes will be payable in the form of the interest payment for the semi-annual interest period immediately preceding such subsequent semi-annual interest period. For the semi-annual interest period ending March 31, 2012, the Company made interest payments 50% in cash and 50% in PIK interest, as permitted by the indenture governing the Dex One Senior Subordinated Notes, resulting in the issuance of an additional $10.5 million of Dex One Senior Subordinated Notes. The Company will continue to make interest payments on the Dex One Senior Subordinated Notes 50% in cash and 50% in PIK interest for the semi-annual interest period ending September 30, 2012.

Impact of Fresh Start Accounting

In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our Credit Facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our Credit Facilities, of which $47.4 million remains unamortized at June 30, 2012, as shown in the following table.

	Carrying Value at June 30, 2012	Unamortized Fair Value Adjustments at June 30, 2012	Outstanding Debt at June 30, 2012 Excluding the Impact of Unamortized Fair Value Adjustments
RHDI Amended and Restated Credit Facility	$793,169	$7,902	$801,071
Dex Media East Amended and Restated Credit Facility	536,684	33,310	569,994
Dex Media West Amended and Restated Credit Facility	526,672	6,224	532,896
Dex One Senior Subordinated Notes	212,278	—	212,278
Total	$2,068,803	$47,436	$2,116,239

In conjunction with the Credit Facility Repurchases, we accelerated amortization of fair value adjustments to our Credit Facilities of $2.0 million, which partially offset the net gain on Credit Facility Repurchases recognized during the six months ended June 30, 2012. See Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Trends and Developments Related to Our Business: Significant Financing Developments” for additional information.

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

Aggregate outstanding debt at June 30, 2012 was $2,068.8 million, which includes (1) $47.4 million of unamortized fair value adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date, (2) the issuance of an additional $10.5 million of Dex One Senior Subordinated Notes as a result of the Company's election to make PIK interest payments for the semi-annual interest period ending March 31, 2012 and (3) the impact of the Debt Repurchases. During the three and six months ended June 30, 2012, we made mandatory principal payments under our Credit Facilities at par of $14.1 million and $59.7 million, respectively, and made accelerated principal payments under our Credit Facilities at par of $69.1 million and $167.8 million, respectively. As a result of the Credit Facility Repurchases, the Company utilized cash on hand of $69.5 million to repurchase loans under the Credit Facilities of $142.1 million. As a result of the Note Repurchases, the Company utilized cash on hand of $26.5 million to repurchase $98.2 million aggregate principal amount of Dex One Senior Subordinated Notes. In total, we made debt payments with cash on hand of $109.8 million and $323.5 million and reduced outstanding debt by $181.5 million and $467.8 million during the three and six months ended June 30, 2012, respectively. We made aggregate net cash interest payments of $45.6 million and $87.8 million during the three and six months ended June 30, 2012, respectively. At June 30, 2012, we had $82.9 million of cash and cash equivalents before checks not yet presented for payment of $0.1 million.

Six Months Ended June 30, 2012

Cash provided by operating activities for the six months ended June 30, 2012 was $163.7 million and included net income adjusted for non-cash items such as depreciation and amortization, partially offset by the net gain on Debt Repurchases and changes in assets and liabilities primarily driven by changes in deferred directory revenues.

Cash used in investing activities for the six months ended June 30, 2012 was $11.9 million and relates to the purchase of fixed assets, primarily computer equipment, software and leasehold improvements, partially offset by proceeds from the sale of assets.

Cash used in financing activities for the six months ended June 30, 2012 was $326.9 million and includes the following:

•	$323.5 million in long-term debt repurchases and repayments;

•	$2.8 million in debt issuance costs and other financing items; and

•	$0.5 million in the decreased balance of checks not yet presented for payment.

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

Cash used in financing activities for the six months ended June 30, 2011 was $171.4 million and includes the following:

•	$155.0 million in principal payments on our Credit Facilities;

•	$0.5 million provided by other financing items; and

•	$16.9 million in the decreased balance of checks not yet presented for payment.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations
As a result of the Debt Repurchases, we have presented updated annual commitments for principal and interest payments on our debt obligations for the next five years and thereafter as of June 30, 2012. The debt repayments and related interest payments as presented in this table include (1) the scheduled principal and interest payments under the current debt agreements, (2) an estimate of additional debt repayments and the related impact on interest payments resulting from cash flow sweep requirements under our Credit Facilities and (3) assumes the issuance of additional Dex One Senior Subordinated Notes and the related impact on interest payments as a result of the Company's election to make PIK interest payments commencing for the semi-annual interest period ending March 31, 2012 until maturity. Our Credit Facilities require that a certain percentage of annual excess cash flow, as defined in the debt agreements, be used to repay amounts under the Credit Facilities. The debt repayments exclude fair value adjustments required by GAAP as a result of our adoption of fresh start accounting of $47.4 million, as these adjustments do not impact our payment obligations.
During the second quarter of 2012, we entered into a five year agreement with an outsource service provider for datacenter / server assessment, migration and ongoing management and administration services. We also entered into a software licensing and services agreement with an Information Technology ("IT") outsource service provider covering a three year term. Contractual obligations associated with these agreements are included in the table below under the heading "Unconditional Purchase Obligations." There have been no significant changes to the other contractual obligations presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

	Payments Due by Period
(amounts in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal Payments on Long-Term Debt (1)	$2,200.0	$256.2	$1,647.8	$296.0	$—
Interest on Long-Term Debt (2)	345.1	134.5	175.5	35.1	—
Unconditional Purchase Obligations (3)	52.8	21.3	21.0	10.5	—
Total	$2,597.9	$412.0	$1,844.3	$341.6	$—

(1)
Included in long-term debt are scheduled principal amounts owed under the Credit Facilities and the Dex One Senior Subordinated Notes as of June 30, 2012, including the current portion of long-term debt, an estimate of additional debt repayments resulting from cash flow sweep requirements under our Credit Facilities, and assumes the issuance of additional Dex One Senior Subordinated Notes as a result of the Company's election to make PIK interest payments commencing for the semi-annual interest period ending March 31, 2012 until maturity.

(2)
Interest on debt represents cash interest payment obligations assuming all indebtedness as of June 30, 2012 will be paid in accordance with its contractual maturity, assumes interest rates on variable interest debt as of June 30, 2012 will remain unchanged in future periods, reflects the impact on interest payments resulting from an estimate of additional debt repayments due to cash flow sweep requirements under our Credit Facilities, as well as the impact on interest payments as a result of the Company's election to make PIK interest payments commencing for the semi-annual interest period ending March 31, 2012 until maturity. Please refer to “Liquidity and Capital Resources” for interest rates on the Credit Facilities and the Dex One Senior Subordinated Notes.

(3)
We are obligated to pay an outsource service provider approximately $30.0 million over the years 2012 through 2017 for datacenter / server assessment, migration and ongoing management and administration services. As of June 30, 2012, approximately $28.5 million remains outstanding under this obligation. We are also obligated to pay an IT outsource service provider approximately $22.0 million over the years 2012 through 2015 for software licensing and related services. As of June 30, 2012, approximately $18.7 million remains outstanding under this obligation. Under an Internet Yellow Pages Reseller Agreement, we are obligated to pay AT&T $11.2 million in 2012. As of June 30, 2012, approximately $5.6 million remains outstanding under this obligation.

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

The Company has entered into the following interest rate swaps that effectively convert $300.0 million, or approximately 16%, of the Company’s variable rate debt to fixed rate debt as of June 30, 2012. Since the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at June 30, 2012, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At June 30, 2012, approximately 90% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 25% of our total debt portfolio as of June 30, 2012.

Interest Rate Swaps – Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$100	(1)	1.796%	February 28, 2013
March 5, 2010	100	(1)	1.688%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013
Total	$300

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.7%. The weighted average rate received on our interest rate swaps was 0.5% for the six months ended June 30, 2012. These periodic payments and receipts are recorded as interest expense.

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

Interest Rate Caps – RHDI

Effective Dates	Notional Amount		Cap Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$100	(2)	3.5%	February 28, 2013
March 8, 2010	100	(2)	3.5%	January 31, 2013
Total	$200

(1)	Consists of one swap

(2)	Consists of one cap

We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it is not subject to credit risk. The Company minimizes the credit risk in derivative financial instruments by entering into transactions with major financial institutions with credit ratings of A- or higher, or the equivalent dependent upon the credit rating agency. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Beginning on October 23, 2009, a series of putative securities class action lawsuits were commenced against certain former Company officers in the United States District Court for the District of Delaware on behalf of all persons who purchased or otherwise acquired our publicly traded securities between July 26, 2007 and the time we filed for bankruptcy on May 28, 2009, alleging that such officers issued false and misleading statements regarding our business and financial condition and seeking damages and equitable relief. On August 19, 2010, an amended consolidated class action complaint was filed as the operative securities class action complaint (the “Securities Class Action Complaint”). The Company is not named as a defendant in the Securities Class Action Complaint. On December 30, 2011, the parties to the Securities Class Action Complaint entered into a memorandum of understanding containing the essential terms of a settlement of all disputes between them. On February 17, 2012, a formal stipulation of settlement was filed with the court. Pursuant to the stipulation of settlement, in exchange for a complete release of all claims, the Company's director's and officer's liability insurers will create a $25 million settlement fund for the benefit of the settlement class. The Company is not making any financial contribution to the settlement fund. The stipulation of settlement was approved by the court on June 19, 2012.

On December 7, 2009, a putative ERISA class action lawsuit was commenced in the United States District Court for the Northern District of Illinois on behalf of certain participants in, or beneficiaries of, the R.H. Donnelley 401(k) Savings Plan at any time between July 26, 2007 and January 29, 2010 and whose plan accounts included investments in R.H. Donnelley common stock. The putative ERISA class action complaint contains allegations against certain current and former directors, officers and employees similar to those set forth in the Securities Class Action Complaint as well as allegations of breaches of fiduciary duties under ERISA and seeks damages and equitable relief. The Company is not named as a defendant in this ERISA class action. On June 21, 2012, the parties to the ERISA class action suit entered into a memorandum of understanding containing the essential terms of a settlement of all disputes between them. On July 9, 2012, a formal settlement agreement and release was filed with the court. Pursuant to the settlement agreement and release, in exchange for a complete release of all claims, the Company's fiduciary liability insurers will create a $2.1 million settlement fund for the benefit of the settlement class. The Company is not making any financial contribution to the settlement fund. The settlement agreement and release is subject to final court approval, which we expect to receive during the second half of 2012.

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

31.1*
Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2012 by Alfred T. Mockett, Chief Executive Officer and President of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act.

31.2*
Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2012 by Gregory W. Freiberg, Executive Vice President and Chief Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act.

32.1*
Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2012, under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Gregory W. Freiberg, Executive Vice President and Chief Financial Officer, for Dex One Corporation.

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

DEX ONE CORPORATION

Date:	August 1, 2012	By:	/s/ Gregory W. Freiberg
Gregory W. Freiberg Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Sylvester J. Johnson
Sylvester J. Johnson Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

31.1*
Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2012 by Alfred T. Mockett, Chief Executive Officer and President of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act.

31.2*
Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2012 by Gregory W. Freiberg, Executive Vice President and Chief Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act.

32.1*
Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2012, under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Gregory W. Freiberg, Executive Vice President and Chief Financial Officer, for Dex One Corporation.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________________
* Filed herewith.