Form 10-Q
period 2012-09-30
DEX ONE Corp
filed 2012-10-30
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Yes ☒ No ☐

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

Title of class	Shares Outstanding at October 15, 2012
Common Stock, par value $.001 per share	50,884,940

DEX ONE CORPORATION

EX-2.1
EX-31.1
EX-31.2
EX-32.1
EX-101.INS - XBRL INSTANCE DOCUMENT
EX-101.SCH - XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL - XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.DEF - XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-101.LAB - XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE - XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dex One Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	September 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$95,606	$257,939
Accounts receivable:
Billed	118,480	161,980
Unbilled	416,000	497,422
Allowance for doubtful accounts	(35,314)	(53,696)
Net accounts receivable	499,166	605,706
Deferred directory costs	98,601	130,744
Short-term deferred income taxes, net	71,509	67,793
Prepaid expenses and other current assets	42,732	51,384
Total current assets	807,614	1,113,566

Fixed assets and computer software, net	117,559	151,545
Other non‑current assets	17,704	13,001
Intangible assets, net	1,920,013	2,182,092
Total Assets	$2,862,890	$3,460,204

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$91,685	$126,158
Accrued interest	22,431	29,245
Deferred revenues	505,921	644,101
Current portion of long-term debt	226,129	326,300
Total current liabilities	846,166	1,125,804

Long-term debt	1,778,565	2,184,057
Deferred income taxes, net	78,159	75,492
Other non-current liabilities	67,961	84,718
Total Liabilities	2,770,851	3,470,071

Commitments and contingencies

Shareholders' Equity (Deficit)
Common stock, par value $.001 per share, authorized – 300,000,000 shares; issued and outstanding – 50,884,940 shares at September 30, 2012 and 50,233,617 shares at December 31, 2011	51	50
Additional paid-in capital	1,463,625	1,460,057
Accumulated deficit	(1,344,709)	(1,442,556)
Accumulated other comprehensive loss	(26,928)	(27,418)

Total shareholders' equity (deficit)	92,039	(9,867)

Total Liabilities and Shareholders' Equity (Deficit)	$2,862,890	$3,460,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011

Net revenues	$319,751	$360,095	$998,663	$1,128,596

Expenses:
Production and distribution expenses (exclusive of depreciation and amortization shown separately below)	70,409	71,153	215,149	221,365
Selling and support expenses	84,128	108,088	269,452	322,992
General and administrative expenses	33,473	36,609	94,109	110,757
Depreciation and amortization	104,423	66,027	313,163	182,014
Impairment charges	—	—	—	801,074
Total expenses	292,433	281,877	891,873	1,638,202

Operating income (loss)	27,318	78,218	106,790	(509,606)
Gain on debt repurchases, net	—	—	139,555	—
Gain on sale of assets, net	—	—	—	13,437
Interest expense, net	(46,624)	(55,315)	(151,599)	(171,094)

Income (loss) before income taxes	(19,306)	22,903	94,746	(667,263)

(Provision) benefit for income taxes	6,641	(719)	3,101	142,751

Net income (loss)	(12,665)	22,184	97,847	(524,512)
Other comprehensive income (loss):
Benefit plans adjustment, net of tax	134	(60)	490	111
Comprehensive income (loss)	$(12,531)	$22,124	$98,337	$(524,401)

Earnings (loss) per share:
Basic	$(0.25)	$0.44	$1.94	$(10.47)
Diluted	$(0.25)	$0.44	$1.93	$(10.47)

Shares used in computing earnings (loss) per share:
Basic	50,825	50,177	50,562	50,114
Diluted	50,825	50,178	50,573	50,114

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Cash Flows Provided By Operating Activities	$261,380	$294,953
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(17,069)	(19,187)
Proceeds from sale of assets	23	15,391
Net cash used in investing activities	(17,046)	(3,796)
Cash Flows from Financing Activities
Long-term debt repurchases and repayments	(400,853)	(207,187)
Debt issuance costs and other financing items, net	(5,312)	497
Decrease in checks not yet presented for payment	(502)	(16,895)
Net cash used in financing activities	(406,667)	(223,585)

(Decrease) increase in cash and cash equivalents	(162,333)	67,572
Cash and cash equivalents, beginning of period	257,939	127,852
Cash and cash equivalents, end of period	$95,606	$195,424
Supplemental Information:
Cash interest, net	$121,371	$163,509
Cash income taxes, net	$4,734	$8,963
Non-cash Financing Activities:
Reduction of debt from debt repurchases	$144,315	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data and where otherwise indicated)

1. Business and Basis of Presentation

The interim condensed consolidated financial statements of Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” the “Company,” “we,” “us” and “our”) have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to this Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The interim condensed consolidated financial statements include the accounts of Dex One and its direct and indirect wholly-owned subsidiaries. As of September 30, 2012, R.H. Donnelley Corporation ("RHD"), R.H. Donnelley Inc. (“RHDI” or "RHDI Inc."), Dex Media, Inc. (“Dex Media”), Dex One Digital, Inc. ("Dex One Digital"), formerly known as Business.com, Inc. (“Business.com”), Dex One Service, Inc. (“Dex One Service”) and Newdex, Inc. ("Newdex") were our only direct wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

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

Agreement and Plan of Merger

On August 20, 2012, Dex One entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SuperMedia Inc., (“SuperMedia”), Newdex, and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newdex (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) Dex One will merge with and into Newdex, with Newdex as the surviving entity (the “Dex Merger”) and (ii) immediately following consummation of the Dex Merger, Merger Sub will merge with and into SuperMedia, with SuperMedia as the surviving entity and becoming a direct wholly owned subsidiary of Newdex (the “SuperMedia Merger” and together with the Dex Merger, the “Mergers”). As a result of the Mergers, Newdex, as successor to Dex One, will be renamed Dex Media, Inc. (“Dex Media”) and become a newly listed company.

At the effective time of the Dex Merger, each share of Dex One common stock will be converted into 0.2 fully paid and nonassessable shares of common stock, par value $0.001 per share, of Newdex (“Newdex Common Stock”), which reflects a 1-for-5 reverse stock split of Dex One's common stock. At the effective time of the SuperMedia Merger, each share of SuperMedia common stock will be converted into 0.4386 fully paid and nonassessable shares of Newdex Common Stock. Immediately following the Mergers, Dex One's stockholders will hold approximately 60% of the Newdex Common Stock and SuperMedia stockholders will hold approximately 40% of the Newdex Common Stock.

Completion of the Mergers is subject to receiving 100% approval from the current lenders to Dex One and SuperMedia, respectively, to amend and extend and make other changes to covenants under each party's existing debt agreements, and to amend and restate Dex One's existing shared services and tax sharing agreements. Completion of the Mergers is also subject to other customary closing conditions, including (i) regulatory approvals, (ii) the approval of Dex One's stockholders and SuperMedia's stockholders and (iii) Dex One and SuperMedia, and certain of their respective subsidiaries, having entered into a tax sharing agreement and a shared services agreement.
The Merger Agreement may be terminated by either Dex One or SuperMedia in certain circumstances, including if either determines the required amendments to the debt agreements will not receive the consent of 100% of the respective lenders or if any changes to the amendments are not reasonably satisfactory to both Dex One and SuperMedia. If the Merger Agreement is terminated by either party, it may be required under certain circumstances specified in the Merger Agreement to pay the other party an expense reimbursement up to a maximum amount of $7.5 million.

Please refer to the Merger Agreement filed with a Current Report on Form 8-K/A with the SEC on August 23, 2012 for additional information on the terms and conditions of the Merger Agreement.

On October 25, 2012, the Company announced that the current lenders of Dex One and SuperMedia's senior secured term loans have, thus far, rejected the proposed amendments to the respective debt agreements as specified in the Merger Agreement. Negotiations between the lenders, Dex One and SuperMedia continue in an attempt to reach agreement on amendments that will secure the consents necessary to effect the merger. If the parties are unable to reach an agreement on the amendments, possible alternatives to the current transaction structure to effect the merger include a “prepackaged” restructuring of Dex One and SuperMedia's senior secured indebtedness through proceedings instituted under Chapter 11 of the Bankruptcy Code to implement possible amendments that may garner sufficient, though not unanimous, support from Dex One and SuperMedia's lenders while otherwise maintaining the basic economic terms of the Merger Agreement. At this time, amendments to Dex One and SuperMedia's senior secured term loans and completion of the proposed merger are not contingent on the prepackaged restructuring alternative.

Upon completion, the Mergers will be accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations, with Dex One identified as the accounting acquirer. Dex One is considered the acquiring entity for accounting purposes based on certain criteria including, but not limited to, the following: (1) upon consummation of the merger, Dex One stockholders will hold approximately 60% of the common stock of Dex Media as compared to 40% held by SuperMedia stockholders and (2) Dex One's current chairman of the board of directors will continue to serve as the chairman of the board of directors of Dex Media.

Significant Financing Developments

On March 20, 2012, the Company announced the commencement of a cash tender offer to purchase the maximum aggregate principal amount of our outstanding $300.0 million Initial Aggregate Principal Amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”) for $26.0 million. The Offer to Purchase included a purchase price range of $270 to $300 per $1,000 principal amount of the Dex One Senior Subordinated Notes plus an amount in cash in lieu of the accrued and unpaid interest calculated at a rate of 12% per annum on the aggregate principal amount of the Dex One Senior Subordinated Notes from March 31, 2012 to, but not including, the payment date. The cash tender offer expired on April 19, 2012. On April 19, 2012, under the terms and conditions of the Offer to Purchase, the Company utilized cash on hand of $26.5 million to repurchase $98.2 million aggregate principal amount of Dex One Senior Subordinated Notes, representing 27% of par value ("Note Repurchases"). The Note Repurchases have been accounted for as an extinguishment of debt resulting in a non-cash, pre-tax gain of $70.8 million during the nine months ended September 30, 2012, consisting of the difference between the par value and purchase price of the Dex One Senior Subordinated Notes, offset by fees associated with the Note Repurchases. The following table provides the calculation of the net gain on Note Repurchases for the nine months ended September 30, 2012:

Nine Months Ended September 30, 2012
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

On March 14, 2012, under the terms and conditions of the Amendments, RHDI commenced an offer to utilize up to $40 million to repurchase loans under the RHDI Amended and Restated Credit Facility at a price of 41.5% to 45.5% of par, DME Inc. commenced an offer to utilize up to $12.5 million to repurchase loans under the Dex Media East Amended and Restated Credit Facility at a price of 50.5% to 54.5% of par and DMW Inc. commenced an offer to utilize up to $23.5 million to repurchase loans under the Dex Media West Amended and Restated Credit Facility at a price of 60.0% to 64.0% of par. The offers expired on March 21, 2012. On March 23, 2012, RHDI, DME Inc. and DMW Inc. collectively utilized cash on hand of $69.5 million to repurchase loans under the Credit Facilities of $142.1 million ("Credit Facility Repurchases"). The Credit Facility Repurchases have been accounted for as an extinguishment of debt resulting in a non-cash, pre-tax gain of $68.8 million during the nine months ended September 30, 2012, consisting of the difference between the par value and purchase price of the Credit Facilities, offset by accelerated amortization of fair value adjustments to our Credit Facilities that were recognized in conjunction with our adoption of fresh start accounting and fees associated with the Credit Facility Repurchases. The following table provides detail of the Credit Facility Repurchases and the calculation of the net gain on Credit Facility Repurchases for the nine months ended September 30, 2012:

Nine Months Ended September 30, 2012
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

The Note Repurchases and the Credit Facility Repurchases are hereby collectively referred to as the "Debt Repurchases." The net gains on Debt Repurchases for the nine months ended September 30, 2012 of $139.6 million is included in "Gain on debt repurchases, net" on the unaudited condensed consolidated statement of comprehensive income (loss).

2. Summary of Significant Accounting Policies

Identifiable Intangible Assets

The Company reviews the carrying value of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. The Company reviewed the following information, estimates and assumptions during the three and nine months ended September 30, 2012 to determine if the carrying amounts of our definite-lived intangible assets and other long-lived assets were recoverable:

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

Based on our evaluation during the three and nine months ended September 30, 2012, we concluded that the carrying amounts of our definite-lived intangible assets and other long-lived assets were recoverable.

Amortization expense related to the Company’s intangible assets was $87.4 million and $50.5 million for the three months ended September 30, 2012 and 2011, respectively, and $262.1 million and $134.2 million for the nine months ended September 30, 2012 and 2011, respectively. Our intangible assets and their respective book values at September 30, 2012 are shown in the following table:

	Directory Services Agreements	Local Customer Relationships	National Customer Relationships	Trade Names and Trademarks	Technology, Advertising Commitments & Other	Total
Gross intangible assets carrying value	$1,330,000	$560,000	$175,000	$380,000	$85,500	$2,530,500
Accumulated amortization	(313,815)	(152,638)	(39,940)	(74,219)	(29,875)	(610,487)
Net intangible assets	$1,016,185	$407,362	$135,060	$305,781	$55,625	$1,920,013

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

The weighted average useful lives of technology, advertising commitments and other remained at seven years. The Company performed the same evaluation of the remaining useful lives of its definite-lived intangible assets and other long-lived assets during the three months ended September 30, 2012 and determined that the weighted average useful lives presented above continue to be deemed appropriate. The combined weighted average useful life of our intangible assets at September 30, 2012 is nine years. As a result of reducing the estimated useful lives of the intangible assets noted above, the Company expects an increase in amortization expense of $161.6 million and total amortization expense of $349.4 million for 2012. Amortization expense for all intangible assets for the five succeeding years is estimated to be approximately $301.6 million, $257.5 million, $217.1 million, $210.4 million and $206.2 million, respectively.

During the second quarter of 2011, the Company concluded there were indicators of impairment and as a result, we performed an impairment test of our goodwill and an impairment recoverability test of our definite-lived intangible assets and other long-lived assets. The testing results of our definite-lived intangible assets and other long-lived assets indicated they were recoverable and thus no impairment test was required. Based upon the testing results of our goodwill, we determined that the remaining goodwill assigned to each of our reporting units was fully impaired and thus recognized an aggregate goodwill impairment charge of $801.1 million during the nine months ended September 30, 2011. Please refer to our Quarterly Report on From 10-Q for the period ended June 30, 2011 for additional information including estimates and assumptions used in our impairment testing.

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

Interest Expense

In conjunction with our adoption of fresh start accounting and reporting on February 1, 2010 ("Fresh Start Reporting Date"), an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $5.8 million and $6.9 million for the three months ended September 30, 2012 and 2011, respectively, and $19.6 million and $21.7 million for the nine months ended September 30, 2012 and 2011, respectively.

During the first quarter of 2010, we entered into interest rate swap and interest rate cap agreements that are not designated as cash flow hedges. The Company’s interest expense includes income of $0.6 million and $1.6 million for the three months ended September 30, 2012 and 2011, respectively, and $1.5 million and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively, resulting from the change in fair value of these interest rate swaps and interest rate caps.

Advertising Expense

We recognize advertising expenses as incurred. These expenses include media, public relations, promotional, branding and sponsorship costs and on-line advertising. Total advertising expense for the Company was $1.5 million and $3.9 million for the three months ended September 30, 2012 and 2011, respectively, and $6.7 million and $13.7 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Derivative Financial Instruments

At September 30, 2012, we had interest rate swap and interest rate cap agreements with major financial institutions with a notional amount of $300.0 million and $200.0 million, respectively. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount for interest rate swaps is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the interest rate swap agreement. Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates. Any loss would be limited to the amount that would have been received based on the spread in rates over the remaining life of the interest rate cap agreement. The counterparties to the interest rate swap and interest rate cap agreements are major financial institutions with credit ratings of A- or higher, or the equivalent dependent upon the credit rating agency.

Earnings (Loss) Per Share

The calculation of basic and diluted earnings (loss) per share (“EPS”) is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic EPS
Net income (loss)	$(12,665)	$22,184	$97,847	$(524,512)
Weighted average common shares outstanding	50,825	50,177	50,562	50,114
Basic EPS	$(0.25)	$0.44	$1.94	$(10.47)

Diluted EPS
Net income (loss)	$(12,665)	$22,184	$97,847	$(524,512)
Weighted average common shares outstanding	50,825	50,177	50,562	50,114
Dilutive effect of stock awards	—	1	11	—
Weighted average diluted shares outstanding	50,825	50,178	50,573	50,114
Diluted EPS	$(0.25)	$0.44	$1.93	$(10.47)

Diluted EPS is calculated by dividing net income by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options and restricted stock, the dilutive effect of which is calculated using the treasury stock method. Due to the Company's reported net loss for the three months ended September 30, 2012 and nine months ended September 30, 2011, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of EPS. For both the three and nine months ended September 30, 2012, 2.7 million shares of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period. For the three and nine months ended September 30, 2011, 3.0 million shares and 2.9 million shares, respectively, of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the period.

Fair Value of Financial Instruments

At September 30, 2012 and December 31, 2011, the fair value of cash and cash equivalents, accounts receivable, net and accounts payable and accrued liabilities approximated their carrying value based on the net short-term nature of these instruments. Estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

As required by Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements and Disclosures, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company had interest rate swaps with a notional amount of $300.0 million and $500.0 million at September 30, 2012 and December 31, 2011, respectively, and interest rate caps with a notional amount of $200.0 million and $400.0 million at September 30, 2012 and December 31, 2011, respectively, that are measured at fair value on a recurring basis.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011, respectively, and the level within the fair value hierarchy in which the fair value measurements were included.

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Derivatives:	September 30, 2012	December 31, 2011
Interest Rate Swap – Liabilities	$(1,235)	$(2,694)
Interest Rate Cap – Assets	$—	$5

There were no transfers of assets or liabilities into or out of Levels 1, 2 or 3 of the fair value hierarchy during the three and nine months ended September 30, 2012 or year ended December 31, 2011. The Company has established a policy of recognizing transfers between levels of the fair value hierarchy as of the end of a reporting period. The Company’s long-term debt obligations are not measured at fair value on a recurring basis, however we present the fair value of the Dex One Senior Subordinated Notes and our Credit Facilities in Note 4, “Long-Term Debt.” The Company has utilized quoted market prices, where available, to compute the fair market value of these long-term debt obligations at September 30, 2012. The Dex One Senior Subordinated Notes are categorized within Level 1 of the fair value hierarchy and our Credit Facilities are categorized within Level 2 of the fair value hierarchy.

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

Fair value for our derivative instruments was derived using pricing models based on a market approach. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value for each of our derivative instruments incorporate specific contract terms for valuation inputs, including effective dates, maturity dates, interest rate swap pay rates, interest rate cap rates and notional amounts, as disclosed and presented in Note 5, “Derivative Financial Instruments,” interest rate yield curves, and the creditworthiness of the counterparty and the Company. Counterparty credit risk and the Company’s credit risk could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. At September 30, 2012, the impact of applying counterparty credit risk in determining the fair value of our derivative instruments was not material. At September 30, 2012, the impact of applying the Company’s credit risk in determining the fair value of our derivative instruments was a decrease to our derivative instruments liability of $0.3 million.

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

New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers the effective date of provisions included in ASU 2011-05 that require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 further states that entities must continue to report reclassification adjustments out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. In August 2012, the FASB issued a proposed ASU, Comprehensive Income (Topic 220): Presentation of Items Reclassified Out of Accumulated Other Comprehensive Income. This proposed ASU would require an entity to present separately by component in a footnote, reclassifications out of accumulated other comprehensive income as well as a tabular disclosure of the effect of items reclassified out of accumulated other comprehensive income on the respective line items of net income but only if the item reclassified is required to be reclassified to net income in its entirety. For other reclassification items that are not required to be reclassified directly to net income in their entirety, the new tabular disclosure only would require a cross-reference to other disclosures currently required for those items. The Company continues to monitor the FASB's deliberations on this proposed ASU. Effective January 1, 2012, the Company adopted the applicable provisions included in ASU 2011-05 and elected to present a single continuous statement of comprehensive income.
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

We have reviewed other accounting pronouncements that were issued as of September 30, 2012, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

3. Restructuring Charges

During the fourth quarter of 2010, the Company initiated a restructuring plan that included headcount reductions, consolidation of responsibilities and vacating leased facilities, which continued into 2011 (“Restructuring Actions”). The Company did not recognize a restructuring charge to earnings related to the Restructuring Actions during the three and nine months ended September 30, 2012. Cash payments of $0.4 million and $7.4 million were made in conjunction with the Restructuring Actions during the three and nine months ended September 30, 2012, respectively. The Company recognized a restructuring charge to earnings of $4.5 million and $19.2 million and made cash payments of $9.9 million and $25.9 million related to the Restructuring Actions during the three and nine months ended September 30, 2011, respectively. The following tables show the activity in our restructuring reserve associated with the Restructuring Actions during the three and nine months ended September 30, 2012:

Three Months Ended September 30, 2012
Balance at July 1, 2012	$971
Payments	(411)
Balance at September 30, 2012	$560

Nine Months Ended September 30, 2012
Balance at January 1, 2012	$7,967
Payments	(7,407)
Balance at September 30, 2012	$560

Restructuring charges that are charged to earnings are included in production and distribution expenses, selling and support expenses or general and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss), as applicable.

4. Long-Term Debt

The following table presents the fair market value of our long-term debt at September 30, 2012 based on quoted market prices on that date, as well as the carrying value of our long-term debt at September 30, 2012, which includes (1) $41.6 million of unamortized fair value adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date, (2) the issuance of an additional $7.4 million million and $10.5 million of Dex One Senior Subordinated Notes as a result of the Company's election to make PIK interest payments for the semi-annual interest periods ending September 30, 2012 and March 31, 2012, respectively, and (3) the impact of the Debt Repurchases. See Note 1, “Business and Basis of Presentation - Significant Financing Developments” for additional information on the Debt Repurchases.

	September 30, 2012
	Fair Market Value	Carrying Value
RHDI Amended and Restated Credit Facility	$472,496	$775,372
Dex Media East Amended and Restated Credit Facility	323,731	511,828
Dex Media West Amended and Restated Credit Facility	328,892	497,786
Dex One Senior Subordinated Notes	81,292	219,708
Total Dex One consolidated	1,206,411	2,004,694
Less current portion	142,924	226,129
Long-term debt	$1,063,487	$1,778,565

Credit Facilities

RHDI Amended and Restated Credit Facility

In conjunction with the Credit Facility Repurchases, RHDI repurchased $92.0 million of loans under the RHDI Amended and Restated Credit Facility at a rate of 43.5% of par. As of September 30, 2012, the outstanding carrying value under the RHDI Amended and Restated Credit Facility totaled $775.4 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at September 30, 2012.

Dex Media East Amended and Restated Credit Facility

In conjunction with the Credit Facility Repurchases, DME Inc. repurchased $23.6 million of loans under the Dex Media East Amended and Restated Credit Facility at a rate of 53.0% of par. As of September 30, 2012, the outstanding carrying value under the Dex Media East Amended and Restated Credit Facility totaled $511.8 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 2.9% at September 30, 2012.

Dex Media West Amended and Restated Credit Facility

In conjunction with the Credit Facility Repurchases, DMW Inc. repurchased $26.6 million of loans under the Dex Media West Amended and Restated Credit Facility at a rate of 64.0% of par. As of September 30, 2012, the outstanding carrying value under the Dex Media West Amended and Restated Credit Facility totaled $497.8 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.3% at September 30, 2012.

Notes

Dex One Senior Subordinated Notes

In conjunction with the Note Repurchases, the Company repurchased $98.2 million aggregate principal amount of Dex One Senior Notes at a rate of 27.0% of par. As of September 30, 2012, the outstanding carrying value of the Dex One Senior Subordinated Notes totaled $219.7 million. Interest on the Dex One Senior Subordinated Notes is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 29, 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects PIK interest payments. The Company may elect, no later than two business days prior to the beginning of any such semi-annual interest period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as additional senior subordinated notes. In the absence of such an election for any subsequent semi-annual interest period, interest on the Dex One Senior Subordinated Notes will be payable in the form of the interest payment for the semi-annual interest period immediately preceding such subsequent semi-annual interest period. For the semi-annual interest periods ending September 30, 2012 and March 31, 2012, the Company made interest payments 50% in cash and 50% in PIK interest, as permitted by the indenture governing the Dex One Senior Subordinated Notes, resulting in the issuance of an additional $7.4 million million and $10.5 million, respectively, of Dex One Senior Subordinated Notes.

Impact of Fresh Start Accounting

In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our Credit Facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our Credit Facilities, of which $41.6 million remains unamortized at September 30, 2012, as shown in the following table.

	Carrying Value at September 30, 2012	Unamortized Fair Value Adjustments at September 30, 2012	Outstanding Debt at September 30, 2012 Excluding the Impact of Unamortized Fair Value Adjustments
RHDI Amended and Restated Credit Facility	$775,372	$7,127	$782,499
Dex Media East Amended and Restated Credit Facility	511,828	29,048	540,876
Dex Media West Amended and Restated Credit Facility	497,786	5,446	503,232
Dex One Senior Subordinated Notes	219,708	—	219,708
Total	$2,004,694	$41,621	$2,046,315

In conjunction with the Credit Facility Repurchases, we accelerated amortization of fair value adjustments to our Credit Facilities of $2.0 million, which partially offset the net gain on Credit Facility Repurchases recognized during the nine months ended September 30, 2012. See Note 1, “Business and Basis of Presentation - Significant Financing Developments” for additional information.

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

The Company has entered into the following interest rate swaps that effectively convert $300.0 million, or approximately 17%, of the Company’s variable rate debt to fixed rate debt as of September 30, 2012. Since the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at September 30, 2012, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At September 30, 2012, approximately 89% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 26% of our total debt portfolio as of September 30, 2012.

Interest Rate Swaps – Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$100	(1)	1.796%	February 28, 2013
March 5, 2010	100	(1)	1.688%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013
Total	$300

(1) Consists of one swap

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.7%. The weighted average rate received on our interest rate swaps was 0.5% for the nine months ended September 30, 2012. These periodic payments and receipts are recorded as interest expense.

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

(2) Consists of one cap

The following tables present the fair value of our interest rate swaps and interest rate caps at September 30, 2012 and December 31, 2011. The fair value of our interest rate swaps is presented in accounts payable and accrued liabilities and other non-current liabilities and the fair value of our interest rate caps is presented in prepaid expenses and other current assets and other non-current assets on the condensed consolidated balance sheets at September 30, 2012 and December 31, 2011. The following tables also present the (gain) loss recognized in interest expense from the change in fair value of our interest rate swaps and interest rate caps for the three and nine months ended September 30, 2012 and 2011, respectively.

			Gain Recognized in Interest Expense from the Change in Fair Value of Interest Rate Swaps
	Fair Value Measurements at		Three Months Ended September 30,		Nine Months Ended September 30,
Interest Rate Swaps	September 30, 2012	December 31, 2011	2012	2011	2012	2011
Accounts payable and accrued liabilities	$(1,235)	$(2,269)	$(605)	$(1,023)	$(1,034)	$(1,237)
Other non-current liabilities	—	(425)	—	(565)	(425)	(876)
Total	$(1,235)	$(2,694)	$(605)	$(1,588)	$(1,459)	$(2,113)

			(Gain) Loss Recognized in Interest Expense from the Change in Fair Value of Interest Rate Caps
	Fair Value Measurements at		Three Months Ended September 30,		Nine Months Ended September 30,
Interest Rate Caps	September 30, 2012	December 31, 2011	2012	2011	2012	2011
Prepaid expenses and other current assets	$—	$1	$—	$(3)	$1	$—
Other non-current assets	—	4	—	26	4	287
Total	$—	$5	$—	$23	$5	$287

The Company recognized expense related to our interest rate swaps and interest rate caps, including accrued interest, of $0.4 million and less than $0.1 million during the three months ended September 30, 2012 and 2011, respectively, and $1.6 million and $2.9 million during the nine months ended September 30, 2012 and 2011, respectively.

6. Income Taxes

Our quarterly income tax (provision) benefit for income taxes is measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented.

For the three and nine months ended September 30, 2012, we recorded an income tax benefit of $6.6 million and $3.1 million, respectively, which represents an effective tax rate of 34.4% and (3.3)%, respectively. The effective tax rate for the three and nine months ended September 30, 2012 differs from the federal statutory rate of 35.0% primarily due to changes in recorded valuation allowances, the impact of state income taxes and changes in deferred tax liabilities related to the stock basis of subsidiaries and other adjustments related to the filing of our consolidated tax return.

The Debt Repurchases resulted in a tax gain of $141.5 million for the nine months ended September 30, 2012. Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of debt income ("CODI"), which must be included in the taxpayer's taxable income. However, in accordance with Internal Revenue Code ("IRC") Section 108, in lieu of recognizing taxable income from CODI, the Company is required to reduce existing tax attributes. As a result, the Company recognized an estimated decrease in deferred tax assets relating to net operating losses and the basis of amortizable and depreciable property of approximately $3.1 million and $54.7 million for the three and nine months ended September 30, 2012, respectively. These decreases were offset by a decrease in recorded valuation allowance during the three and nine months ended September 30, 2012.

The estimated annual effective tax rate for the current year includes an estimate of the change in the valuation allowance expected to be necessary at the end of the year. The Company recorded a decrease in the valuation allowance during the three and nine months ended September 30, 2012 as a result of the Debt Repurchases (discussed above). In addition, the valuation allowance was decreased during the nine months ended September 30, 2012 as a result of the reduction in estimated useful lives of certain intangible assets as discussed in Note 2, "Summary of Significant Accounting Policies - Identifiable Intangible Assets," which was a change in circumstances that resulted in a change in judgment about the Company's ability to realize deferred tax assets in future years. The resulting change in income tax expense allocated to the three and nine months ended September 30, 2012 relating to the changes in valuation allowance is an increase of $2.8 million and a decrease of $40.0 million, respectively, which reduces our effective tax rate for the three and nine months ended September 30, 2012 by approximately 14.3% and 42.2%, respectively.

For the three months ended September 30, 2011, we recorded an income tax (provision) of $(0.7) million, which represented an effective tax rate of 3.1%. For the nine months ended September 30, 2011, we recorded an income tax benefit of $142.8 million, which represented an effective tax rate of 21.4%. The effective tax rate for the three months ended September 30, 2011 differs from the federal statutory rate of 35.0% primarily due to changes in deferred tax liabilities related to the stock basis of subsidiaries, changes in recorded valuation allowances, increases in the liability for unrecognized tax benefits and tax planning associated with IRC Section 108 and other adjustments related to the filing of our consolidated federal income tax return. The effective tax rate for the nine months ended September 30, 2011 differs from the federal statutory rate of 35.0% primarily due to non-deductible goodwill impairment, changes in deferred tax liabilities related to the stock basis of subsidiaries, changes in recorded valuation allowances, decreases in the liability for unrecognized tax benefits and tax planning associated with IRC Section 108 and other adjustments related to the filing of our consolidated federal income tax return.

The Company recorded a goodwill impairment charge of $801.1 million during the second quarter of 2011, of which $457.2 million related to non-deductible goodwill. Impairment of non-deductible goodwill reduced the income tax benefit of the impairment by $174.1 million and reduced our effective tax rate by approximately 26.1% for the nine months ended September 30, 2011.

Upon emergence from bankruptcy, the Company recorded deferred tax liabilities related to the excess of the financial statement carrying amount over the tax basis of investments in certain subsidiaries. The estimated annual effective tax rate for 2011 included an estimate of the change in these deferred tax liabilities. The goodwill impairment charge recorded during the second quarter of 2011 reduced the financial statement carrying amount of investments in certain subsidiaries, which also caused a reduction in these deferred tax liabilities. The resulting reduction in income tax expense for the three and nine months ended September 30, 2011 related to the change in these deferred tax liabilities was $6.3 million and $85.1 million, respectively, which (decreased) increased the effective tax rate for the three and nine months ended September 30, 2011 by approximately (27.3)% and 12.8%, respectively.

The estimated annual effective tax rate for 2011 included an estimate of the valuation allowance expected to be necessary at the end of the year for originating deferred tax assets. The goodwill impairment charge recorded during the second quarter of 2011 gave rise to a deferred tax asset whose realization did not meet a more-likely-than-not threshold, requiring a valuation allowance. In addition, changes in deferred tax assets and liabilities primarily related to the filing of our consolidated federal tax return resulted in increases to the valuation allowance during the three months ended September 30, 2011. The resulting increase in income tax expense for the three and nine months ended September 30, 2011 was $14.1 million and $60.7 million, respectively, which increased (decreased) the effective tax rate for the three and nine months ended September 30, 2011 by approximately 61.6% and (9.1)%, respectively.

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

The Company increased its liability for unrecognized tax benefits during the three months ended September 30, 2011 by $7.4 million, which resulted in an increase (decrease) to our effective tax rate of 29.6% and (1.0)% for the three and nine months ended September 30, 2011, respectively, primarily related to uncertainty in the realization of certain tax attributes available for reduction under IRC Section 108. The increase also related to the exclusion of non-business income under audit in the state of Illinois.

7. Benefit Plans

The following table provides the components of the Company’s net periodic benefit (credit) cost for the three and nine months ended September 30, 2012 and 2011, respectively.

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest cost	$2,673	$3,177	$8,020	$9,530
Expected return on plan assets	(3,355)	(3,625)	(10,064)	(10,875)
Settlement loss	—	—	1,540	403
Amortization of net loss	192	—	576	—
Net periodic benefit (credit) cost	$(490)	$(448)	$72	$(942)

On April 30, 2012, settlements of the Dex Media, Inc. Pension Plan and Dex One Pension Benefit Equalization Plan ("PBEP") occurred as a result of restructuring activities. At that time, year-to-date lump sum payments to participants exceeded the sum of the service cost plus interest cost components of the net periodic benefit cost for the period. These settlements resulted in the recognition of an actuarial loss of $1.5 million for the nine months ended September 30, 2012. Pension liabilities and expense for the Dex Media, Inc. Pension Plan and PBEP were recomputed based on assumptions as of April 30, 2012, resulting in a decrease in the discount rate from 4.38% at December 31, 2011 to 4.22% for the Dex Media, Inc. Pension Plan and 4.51% at December 31, 2011 to 4.25% for the PBEP. The Company utilized a yield curve to determine the appropriate discount rate based on each plan's expected future cash flows. The expected return on plan assets assumption was also reduced for the Company's benefit plans from 8.0% at December 31, 2011 to 7.5%. On May 31, 2011, settlements of the Dex Media, Inc. Pension Plan occurred. These settlements resulted in the recognition of an actuarial loss of $0.4 million for the nine months ended September 30, 2011.

The Company made contributions to its pension plans of $4.6 million and $2.5 million during the three months ended September 30, 2012 and 2011, respectively, and $13.9 million and $15.3 million during the nine months ended September 30, 2012 and 2011, respectively. We expect to make total contributions of approximately $15.2 million to our pension plans in 2012.

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

With respect to the proposed merger between Dex One and SuperMedia Inc. ("SuperMedia") noted below, important factors could cause actual results to differ materially from those indicated by forward-looking statements included herein, including, but not limited to, (1) the ability of Dex One and SuperMedia to consummate the transaction on the terms set forth in the Merger Agreement, which is defined below; (2) the risk that anticipated cost savings, growth opportunities and other financial and operating benefits as a result of the transaction may not be realized or may take longer to realize than expected; (3) the risk that benefits from the transaction may be significantly offset by costs incurred in integrating the companies; (4) potential adverse impacts or delay in completing the transaction as a result of obtaining consents from lenders to Dex One or SuperMedia; (5) failure to receive the approval of the stockholders of either Dex One or SuperMedia for the transaction; and (6) difficulties in connection with the process of integrating Dex One and SuperMedia, including (i) coordinating geographically separate organizations; (ii) integrating business cultures, which could prove to be incompatible; (iii) difficulties and costs of integrating information technology systems; and (iv) the potential difficulty in retaining key officers and personnel. Additional risks and uncertainties associated with the proposed merger are described in detail in Part II - Item 1A. “Risk Factors,” in this Quarterly Report on Form 10-Q.

Recent Trends and Developments Related to Our Business

Agreement and Plan of Merger

On August 20, 2012, Dex One entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SuperMedia, Newdex, Inc., a direct wholly owned subsidiary of the Company (“Newdex”), and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newdex (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) Dex One will merge with and into Newdex, with Newdex as the surviving entity (the “Dex Merger”) and (ii) immediately following consummation of the Dex Merger, Merger Sub will merge with and into SuperMedia, with SuperMedia as the surviving entity and becoming a direct wholly owned subsidiary of Newdex (the “SuperMedia Merger” and together with the Dex Merger, the “Mergers”). As a result of the Mergers, Newdex, as successor to Dex One, will be renamed Dex Media, Inc. (“Dex Media”) and become a newly listed company.

See Item 1, "Financial Statements (Unaudited)" - Note 1, "Business and Basis of Presentation - Agreement and Plan of Merger" for summarized information on the Merger Agreement. In addition, please refer to the Merger Agreement filed with a Current Report on Form 8-K/A with the Securities and Exchange Commission on August 23, 2012 for detailed information on the terms and conditions of the Merger Agreement.

Significant Financing Developments

On March 20, 2012, the Company announced the commencement of a cash tender offer to purchase the maximum aggregate principal amount of our outstanding $300.0 million Initial Aggregate Principal Amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”) for $26.0 million. See Item 1, "Financial Statements (Unaudited)" - Note 1, "Business and Basis of Presentation - Significant Financing Developments" for additional information on the cash tender offer to repurchase the Dex One Senior Subordinated Notes. On April 19, 2012, under the terms and conditions of the Offer to Purchase, the Company utilized cash on hand of $26.5 million to repurchase $98.2 million aggregate principal amount of Dex One Senior Subordinated Notes, representing 27% of par value ("Note Repurchases"). The Note Repurchases have been accounted for as an extinguishment of debt resulting in a non-cash, pre-tax gain of $70.8 million during the nine months ended September 30, 2012, consisting of the difference between the par value and purchase price of the Dex One Senior Subordinated Notes, offset by fees associated with the Note Repurchases. The following table provides the calculation of the net gain on Note Repurchases for the nine months ended September 30, 2012:

Nine Months Ended September 30, 2012
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

On March 23, 2012, RHDI, DME Inc. and DMW Inc. collectively utilized cash on hand of $69.5 million to repurchase loans under the Credit Facilities of $142.1 million ("Credit Facility Repurchases"). The Credit Facility Repurchases have been accounted for as an extinguishment of debt resulting in a non-cash, pre-tax gain of $68.8 million during the nine months ended September 30, 2012, consisting of the difference between the par value and purchase price of the Credit Facilities, offset by accelerated amortization of fair value adjustments to our Credit Facilities that were recognized in conjunction with our adoption of fresh start accounting and fees associated with the Credit Facility Repurchases. The following table provides detail of the Credit Facility Repurchases and the calculation of the net gain on Credit Facility Repurchases for the nine months ended September 30, 2012:

Nine Months Ended September 30, 2012
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

The Note Repurchases and the Credit Facility Repurchases are hereby collectively referred to as the "Debt Repurchases." The net gains on Debt Repurchases for the nine months ended September 30, 2012 were $139.6 million.

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

In conjunction with the Company's continuous evaluation of strategic alternatives in response to the challenging industry and economic environment we face, in August 2012, we announced the proposed merger between Dex One and SuperMedia. The purpose of this proposed transaction is to increase market share and improve our competitive position while benefiting from improved operating scale, significant service and cost synergies and enhanced cash flow, preserving access to tax attributes to offset future taxable income, and to better position the combined entity to retire debt with amended and extended credit facilities. Completion of the proposed merger is subject to certain conditions noted in the Merger Agreement. See “Forward-Looking Information” and "Recent Trends and Developments Related to Our Business - Agreement and Plan of Merger” above for additional information on the proposed merger.

Separate from the proposed merger, the Company continues to work on improving the value we deliver to our customers by (1) providing targeted solution bundles that combine offline and online media platforms, which includes our Dex Guaranteed Actions ("DGA") program and (2) expanding the number of platforms and media through which we deliver their message to consumers. Our growing list of marketing solutions includes local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, web sites, mobile web sites, reputation management, online video development and promotion, keyword optimization strategies and programs, distribution strategies, social strategies and tracking and reporting. In addition, as the Company continues to transition to a compete-and-collaborate business model, we believe that partnerships will enable us to offer a broader and more robust array of products and services to our customers than we would be able to do on a proprietary basis and without the risks, capital investment, and ongoing maintenance associated with development in house.

We also continue to invest in our business and our people through strategic programs, initiatives and technology such as: (1) the Dex One Account Management System, which provides the ability for customers to log in and make real-time changes to their online marketing as well as view real-time performance data and also enables our marketing consultants to construct proposals on their mobile devices wherever they may be, (2) the Dex One Sales Academy, which provides initial training, ongoing knowledge and skills enhancement, and additional support to marketing consultants throughout the business, (3) the Digital Media Learning Program, which provides our marketing consultants the resources needed to obtain a Google sales certification, and (4) sales force technology, with the introduction of Webex virtual sales presentations for our telephone marketing consultants and the purchase of iPads for our premise marketing consultants. We recently made a strategic change to centralize the telephone marketing consultants from our local markets to three inside sales center locations in Overland Park, Kansas, Denver, Colorado and Omaha, Nebraska. In these locations we expect to be able to leverage scale of resources to allow greater efficiency and focus equally across the geography we serve as well as out of market opportunities. We also expect to be able to utilize state of the art telephone technology to increase reach, contact rates and efficiencies. The Overland Park center was fully staffed in 2011 and the Denver and Omaha centers were fully staffed during 2012. As local business conditions recover in our markets, we believe these strategic investments will help us drive incremental revenue over time.

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

In addition to the proposed merger and associated refinancing of our Credit Facilities, the Company continues to evaluate all options for reducing leverage, extending the maturities of our Credit Facilities and reducing refinancing risk in response to the challenging industry and economic environment we face.  The Company's strategic objective is to build on our existing strengths and assets to maximize value for our shareholders and other constituents. The Company has recently taken significant steps towards reducing its leverage by obtaining the Amendments to our Credit Facilities in March 2012, which resulted in the repurchase of $142.1 million of loans under our Credit Facilities at a purchase price of $69.5 million. In addition, in April 2012 we repurchased $98.2 million aggregate principal amount of Dex One Senior Subordinated Notes for a purchase price of $26.5 million. We retain the option of making additional repurchases of our outstanding debt below par in the future, as permitted. The Company also continues to assess additional alternatives for the strategic objectives noted above including, but not limited to, further amendments to our Credit Facilities, obtaining additional financing and/or refinancing our existing indebtedness, and partnerships both within our industry and in complementary industries.

Liquidity and Going Concern Analysis

As more fully described below in “Liquidity and Capital Resources,” the Company’s primary sources of liquidity are existing cash on hand and cash flows generated from operations and our primary liquidity requirements are to fund operations and service our indebtedness. The Company’s projected decline in print advertising sales will result in a decline in cash flows in future periods. In addition, while improvements in local business conditions are anticipated in our long-term financial forecast as noted above, these improvements will not have a significant immediate impact on our cash flows. Lastly, on October 25, 2012, the Company announced that possible alternatives to the current transaction structure to effect the Mergers include a “prepackaged” restructuring of Dex One and SuperMedia's senior secured indebtedness through proceedings instituted under Chapter 11 of the Bankruptcy Code to implement possible amendments that may garner sufficient, though not unanimous, support from Dex One and SuperMedia's lenders while otherwise maintaining the basic economic terms of the Merger Agreement. At this time, amendments to Dex One and SuperMedia's senior secured term loans and completion of the proposed merger are not contingent on the prepackaged restructuring alternative.

Despite these conditions and circumstances, based on current financial projections, which do not include the impact of the proposed merger with SuperMedia but do include the impact of projected growth in our digital operations, the recent repurchases of our outstanding debt below par and continuous expense management, the Company expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and meet debt service requirements for at least the next 12-15 months.

Impairment and Useful Life Analysis

The Company reviews the carrying value of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. Based on our evaluation during the three and nine months ended September 30, 2012, we concluded that the carrying amounts of our definite-lived intangible assets and other long-lived assets were recoverable.

The Company evaluates the remaining useful lives of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. The Company evaluated the remaining useful lives of definite-lived intangible assets and other long-lived assets during the first quarter of 2012 by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit we have over competing independent publishers in our markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on our evaluation of these factors during the first quarter of 2012, the Company determined that the estimated useful lives of our directory services agreements, local and national customer relationships and tradenames and trademarks no longer reflected the period they are expected to contribute to future cash flows. Therefore, the Company reduced the estimated useful lives of these intangible assets. See Item 1, "Financial Statements (Unaudited)" - Note 2, "Summary of Significant Accounting Policies - Identifiable Intangible Assets" for additional information. As a result of reducing the estimated useful lives of the intangible assets noted above, the Company expects an increase in amortization expense of $161.6 million and total amortization expense of $349.4 million for 2012. The Company performed the same evaluation of the remaining useful lives of its definite-lived intangible assets and other long-lived assets during the three months ended September 30, 2012 and determined that the current weighted average useful lives continue to be deemed appropriate.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers the effective date of provisions included in ASU 2011-05 that require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 further states that entities must continue to report reclassification adjustments out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. In August 2012, the FASB issued a proposed ASU, Comprehensive Income (Topic 220): Presentation of Items Reclassified Out of Accumulated Other Comprehensive Income. This proposed ASU would require an entity to present separately by component in a footnote, reclassifications out of accumulated other comprehensive income as well as a tabular disclosure of the effect of items reclassified out of accumulated other comprehensive income on the respective line items of net income but only if the item reclassified is required to be reclassified to net income in its entirety. For other reclassification items that are not required to be reclassified directly to net income in their entirety, the new tabular disclosure only would require a cross-reference to other disclosures currently required for those items. The Company continues to monitor the FASB's deliberations on this proposed ASU. Effective January 1, 2012, the Company adopted the applicable provisions included in ASU 2011-05 and elected to present a single continuous statement of comprehensive income.
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
We have reviewed other accounting pronouncements that were issued as of September 30, 2012, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2012 compared to Three and Nine Months Ended September 30, 2011

Net Revenues

The components of our net revenues for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
(amounts in millions)	2012	2011	$ Change	% Change
Gross advertising revenues	$318.5	$358.4	$(39.9)	(11.1)%
Sales claims and allowances	(3.3)	(3.6)	0.3	8.3
Net advertising revenues	315.2	354.8	(39.6)	(11.2)
Other revenues	4.6	5.3	(0.7)	(13.2)
Total	$319.8	$360.1	$(40.3)	(11.2)%

	Nine Months Ended September 30,
(amounts in millions)	2012	2011	$ Change	% Change
Gross advertising revenues	$994.5	$1,124.7	$(130.2)	(11.6)%
Sales claims and allowances	(10.4)	(12.3)	1.9	15.4
Net advertising revenues	984.1	1,112.4	(128.3)	(11.5)
Other revenues	14.6	16.2	(1.6)	(9.9)
Total	$998.7	$1,128.6	$(129.9)	(11.5)%

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

Gross advertising revenues of $318.5 million and $994.5 million for the three and nine months ended September 30, 2012 declined $39.9 million, or 11.1%, and $130.2 million, or 11.6%, from gross advertising revenues of $358.4 million and $1,124.7 million for the three and nine months ended September 30, 2011, respectively. The decline in gross advertising revenues for the three and nine months ended September 30, 2012 is related to our print products, primarily as a result of continuing declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our customers’ markets, (4) an increase in competition and more fragmentation in local business search and (5) the migration of customers to digital marketing solutions. The decline in gross advertising revenues is also a result of recognizing approximately one month of revenues from Business.com in 2011 with no comparable revenues in 2012. Declines in print advertising revenues are partially offset by increased advertising revenues associated with our digital marketing solutions, driven by new partnerships, a focus on providing targeted solution bundled packages to our customers, new digital products and services and the migration of customers to digital marketing solutions.

Expenses

The components of our expenses for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
(amounts in millions)	2012	2011	$ Change	% Change
Production and distribution expenses	$70.4	$71.2	$(0.8)	(1.1)%
Selling and support expenses	84.1	108.1	(24.0)	(22.2)
General and administrative expenses	33.5	36.6	(3.1)	(8.5)
Depreciation and amortization expenses	104.4	66.0	38.4	58.2
Total	$292.4	$281.9	$10.5	3.7%

	Nine Months Ended September 30,
(amounts in millions)	2012	2011	$ Change	% Change
Production and distribution expenses	$215.1	$221.3	$(6.2)	(2.8)%
Selling and support expenses	269.5	323.0	(53.5)	(16.6)
General and administrative expenses	94.1	110.8	(16.7)	(15.1)
Depreciation and amortization expenses	313.2	182.0	131.2	72.1
Impairment charges	—	801.1	(801.1)	(100.0)
Total	$891.9	$1,638.2	$(746.3)	(45.6)%

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

Production and Distribution Expenses

Production and distribution expenses for the three and nine months ended September 30, 2012 were $70.4 million and $215.1 million, respectively, compared to production and distribution expenses of $71.2 million and $221.3 million for the three and nine months ended September 30, 2011, respectively. The primary components of the $0.8 million, or 1.1%, and $6.2 million, or 2.8%, decrease in production and distribution expenses for the three and nine months ended September 30, 2012, respectively, were as follows:

(amounts in millions)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Lower print, paper and distribution expenses	$(6.8)	$(14.7)
Higher Internet production and distribution expenses	6.9	10.4
All other	(0.9)	(1.9)
Total decrease in production and distribution expenses for the three and nine months ended September 30, 2012	$(0.8)	$(6.2)

Print, paper and distribution expenses for the three and nine months ended September 30, 2012 declined $6.8 million and $14.7 million, respectively, compared to print, paper and distribution expenses for the three and nine months ended September 30, 2011 primarily due to lower page volumes associated with declines in print advertisements, as well as ongoing PPO initiatives to reduce print-related costs.

Internet production and distribution expenses for the three and nine months ended September 30, 2012 increased $6.9 million and $10.4 million, respectively, compared to Internet production and distribution expenses for the three and nine months ended September 30, 2011 primarily due to increased DexNet traffic costs driven by higher sales volume and cost per click rates.

Selling and Support Expenses

Selling and support expenses for the three and nine months ended September 30, 2012 were $84.1 million and $269.5 million, respectively, compared to selling and support expenses of $108.1 million and $323.0 million for the three and nine months ended September 30, 2011, respectively. The primary components of the $24.0 million, or 22.2%, and $53.5 million, or 16.6%, decrease in selling and support expenses for the three and nine months ended September 30, 2012, respectively, were as follows:

(amounts in millions)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Lower commissions and salesperson expenses	$(9.8)	$(20.3)
Lower bad debt expense	(7.0)	(9.3)
Lower advertising expenses	(2.4)	(7.0)
Lower directory publishing expenses	(1.3)	(5.5)
Change in marketing expenses	0.3	(3.9)
Lower billing, credit and collection expenses	(1.1)	(2.9)
All other, net	(2.7)	(4.6)
Total decrease in selling and support expenses for the three and nine months ended September 30, 2012	$(24.0)	$(53.5)

Commissions and salesperson expenses for the three and nine months ended September 30, 2012 declined $9.8 million and $20.3 million, respectively, compared to commissions and salesperson expenses for the three and nine months ended September 30, 2011 primarily due to lower print advertising sales and its effect on variable-based commissions, as well as lower headcount and related expenses.

Bad debt expense for the three and nine months ended September 30, 2012 declined $7.0 million and $9.3 million, respectively, compared to bad debt expense for the three and nine months ended September 30, 2011 primarily due to effective credit and collections practices, which have driven improvements in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers and advertising sales.

Advertising expenses for the three and nine months ended September 30, 2012 declined $2.4 million and $7.0 million, respectively, compared to advertising expenses for the three and nine months ended September 30, 2011 primarily due to a reduction in media spend.

Directory publishing expenses for the three and nine months ended September 30, 2012 declined $1.3 million and $5.5 million, respectively, compared to directory publishing expenses for the three and nine months ended September 30, 2011 primarily due to declines in print advertisements and lower headcount.

Marketing expenses for the three months ended September 30, 2012 remained level compared to marketing expenses for the three months ended September 30, 2011. Marketing expenses for the nine months ended September 30, 2012 declined $3.9 million compared to marketing expenses for the nine months ended September 30, 2011 primarily due to lower headcount.

Billing, credit and collection expenses for the three and nine months ended September 30, 2012 declined $1.1 million and $2.9 million, respectively, compared to billing, credit and collection expenses for the three and nine months ended September 30, 2011 primarily due to lower headcount.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three and nine months ended September 30, 2012 were $33.5 million and $94.1 million, respectively, compared to G&A expenses of $36.6 million and $110.8 million for the three and nine months ended September 30, 2011, respectively. The primary components of the $3.1 million, or 8.5%, and $16.7 million, or 15.1%, decrease in G&A expenses for the three and nine months ended September 30, 2012, respectively, were as follows:

(amounts in millions)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Restructuring charges incurred in 2011	$(4.5)	$(19.2)
Lower general corporate expenses	(4.5)	(9.0)
Severance and related expenses incurred in 2012	1.5	7.1
Merger transaction and integration expenses	4.4	4.4
Total decrease in G&A expenses for the three and nine months ended September 30, 2012	$(3.1)	$(16.7)

During the fourth quarter of 2010, the Company initiated a restructuring plan that included headcount reductions, consolidation of responsibilities and vacating leased facilities, which continued into 2011 (“Restructuring Actions”). As a result of the Restructuring Actions, the Company recognized a restructuring charge of $4.5 million and $19.2 million during the three and nine months ended September 30, 2011, respectively. There were no restructuring charges recognized in conjunction with the Restructuring Actions during the three and nine months ended September 30, 2012.

During the three and nine months ended September 30, 2012, the Company recognized lower general corporate expenses of $4.5 million and $9.0 million, respectively, due to lower headcount and related expenses and lower professional fees.

During the three and nine months ended September 30, 2012, the Company recognized severance and related expenses of $1.5 million and $7.1 million, respectively, which were unrelated to the Restructuring Actions.

During the three and nine months ended September 30, 2012, the Company recognized merger transaction and integration expenses of $4.4 million related to the proposed merger between Dex One and SuperMedia.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three and nine months ended September 30, 2012 were $104.4 million and $313.2 million, respectively, compared to depreciation and amortization expenses of $66.0 million and $182.0 million for the three and nine months ended September 30, 2011, respectively. Amortization of intangible assets was $87.4 million and $262.1 million for the three and nine months ended September 30, 2012, respectively, compared to $50.5 million and $134.2 million for the three and nine months ended September 30, 2011, respectively. The significant increase in intangible asset amortization expense for the three and nine months ended September 30, 2012 is a result of accelerated amortization expense due to the reduction in estimated useful lives of our directory services agreements, local and national customer relationships and tradenames and trademarks during the first quarter of 2012. See Item 1, "Financial Statements (Unaudited)" - Note 2 - "Summary of Significant Accounting Policies - Identifiable Intangible Assets" for additional information. Depreciation of fixed assets and amortization of computer software of $17.0 million and $51.1 million for the three and nine months ended September 30, 2012, respectively, remained level as compared to $15.5 million and $47.8 million for the three and nine months ended September 30, 2011, respectively.

Impairment Charges

During the second quarter of 2011, the Company concluded there were indicators of impairment and as a result, we performed an impairment test of our goodwill and an impairment recoverability test of our definite-lived intangible assets and other long-lived assets. The testing results of our definite-lived intangible assets and other long-lived assets indicated they were recoverable and thus no impairment test was required. Based upon the testing results of our goodwill, we determined that the remaining goodwill assigned to each of our reporting units was fully impaired and thus recognized an aggregate goodwill impairment charge of $801.1 million during the nine months ended September 30, 2011. Please refer to our Quarterly Report on From 10-Q for the period ended June 30, 2011 for additional information including estimates and assumptions used in our impairment testing.

Operating Income (Loss)

Operating income (loss) was $27.3 million and $106.8 million for the three and nine months ended September 30, 2012, respectively, compared to $78.2 million and $(509.6) million for the three and nine months ended September 30, 2011, respectively. The change in operating income (loss) for the three and nine months ended September 30, 2012 is a result of continuing declines in print revenues as well as the increase in amortization expense described above, partially offset by declines in operating expenses also described above. The change in operating income (loss) for the nine months ended September 30, 2012 is primarily due to the goodwill impairment charge recognized in the second quarter of 2011.

Gain on Debt Repurchases, Net

As a result of the Debt Repurchases, we recognized non-cash, pre-tax gains of $139.6 million during the nine months ended September 30, 2012. See Item 1, "Financial Statements (Unaudited)" - Note 1 - "Business and Basis of Presentation - Significant Financing Developments" for additional information.

Gain on Sale of Assets, Net

On February 14, 2011, we completed the sale of substantially all net assets of Business.com, including long-lived assets, domain names, trademarks, brands, intellectual property, related content and technology platform. As a result, we recognized a gain on the sale of these assets of $13.4 million during the nine months ended September 30, 2011.

Interest Expense, Net

Net interest expense of the Company was $46.6 million and $151.6 million for the three and nine months ended September 30, 2012, respectively, compared to $55.3 million and $171.1 million for the three and nine months ended September 30, 2011, respectively. The decrease in net interest expense for the three and nine months ended September 30, 2012 is primarily due to lower outstanding debt as a result of mandatory and accelerated debt repayments, partially offset by an increase in net interest expense as a result of the Company's election to make PIK interest payments on the Dex One Senior Subordinated Notes for the semi-annual interest periods ending September 30, 2012 and March 31, 2012.

In conjunction with our adoption of fresh start accounting and reporting on February 1, 2010 ("Fresh Start Reporting Date"), an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $5.8 million and $19.6 million for the three and nine months ended September 30, 2012, respectively, and $6.9 million and $21.7 million for the three and nine months ended September 30, 2011, respectively.

During the first quarter of 2010, we entered into interest rate swap and interest rate cap agreements that are not designated as cash flow hedges. The Company’s interest expense includes income of $0.6 million and $1.5 million for the three and nine months ended September 30, 2012, respectively, and income of $1.6 million and $1.8 million for the three and nine months ended September 30, 2011, respectively, resulting from the change in fair value of these interest rate swaps and interest rate caps.

Income Taxes

Our quarterly income tax (provision) benefit for income taxes is measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented.

For the three and nine months ended September 30, 2012, we recorded an income tax benefit of $6.6 million and $3.1 million, respectively, which represents an effective tax rate of 34.4% and (3.3)%, respectively. The effective tax rate for the three and nine months ended September 30, 2012 differs from the federal statutory rate of 35.0% primarily due to changes in recorded valuation allowances, the impact of state income taxes and changes in deferred tax liabilities related to the stock basis of subsidiaries and other adjustments related to the filing of the consolidated tax return.

The Debt Repurchases resulted in a tax gain of $141.5 million for the nine months ended September 30, 2012. Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of debt income ("CODI"), which must be included in the taxpayer's taxable income. However, in accordance with Internal Revenue Code ("IRC") Section 108, in lieu of recognizing taxable income from CODI, the Company is required to reduce existing tax attributes. As a result, the Company recognized an estimated decrease in deferred tax assets relating to net operating losses and the basis of amortizable and depreciable property of approximately $3.1 million and $54.7 million for the three and nine months ended September 30, 2012, respectively. These decreases were offset by a decrease in recorded valuation allowance during the three and nine months ended September 30, 2012.

The estimated annual effective tax rate for the current year includes an estimate of the change in the valuation allowance expected to be necessary at the end of the year. The Company recorded a decrease in the valuation allowance during the three and nine months ended September 30, 2012 as a result of the Debt Repurchases (discussed above). In addition, the valuation allowance was decreased during the nine months ended September 30, 2012 as a result of the reduction in estimated useful lives of certain intangible assets as discussed in Item 1, "Financial Statements (Unaudited)" - Note 2, "Summary of Significant Accounting Policies - Identifiable Intangible Assets," which was a change in circumstances that resulted in a change in judgment about the Company's ability to realize deferred tax assets in future years. The resulting change in income tax expense allocated to the three and nine months ended September 30, 2012 relating to the changes in valuation allowance is an increase of $2.8 million and a decrease of $40.0 million, respectively, which reduces our effective tax rate for the three and nine months ended September 30, 2012 by approximately 14.3% and 42.2%, respectively.

For the three months ended September 30, 2011, we recorded an income tax (provision) of $(0.7) million, which represented an effective tax rate of 3.1%. For the nine months ended September 30, 2011, we recorded an income tax benefit of $142.8 million, which represented an effective tax rate of 21.4%. The effective tax rate for the three months ended September 30, 2011 differs from the federal statutory rate of 35.0% primarily due to changes in deferred tax liabilities related to the stock basis of subsidiaries, changes in recorded valuation allowances, increases in the liability for unrecognized tax benefits and tax planning associated with IRC Section 108 and other adjustments related to the filing of our consolidated federal income tax return. The effective tax rate for the nine months ended September 30, 2011 differs from the federal statutory rate of 35.0% primarily due to non-deductible goodwill impairment, changes in deferred tax liabilities related to the stock basis of subsidiaries, changes in recorded valuation allowances, decreases in the liability for unrecognized tax benefits and tax planning associated with IRC Section 108 and other adjustments related to the filing of our consolidated federal income tax return.

The Company recorded a goodwill impairment charge of $801.1 million during the second quarter of 2011, of which $457.2 million related to non-deductible goodwill. Impairment of non-deductible goodwill reduced the income tax benefit of the impairment by $174.1 million and reduced our effective tax rate by approximately 26.1% for the nine months ended September 30, 2011.

Upon emergence from bankruptcy, the Company recorded deferred tax liabilities related to the excess of the financial statement carrying amount over the tax basis of investments in certain subsidiaries. The estimated annual effective tax rate for 2011 included an estimate of the change in these deferred tax liabilities. The goodwill impairment charge recorded during the second quarter of 2011 reduced the financial statement carrying amount of investments in certain subsidiaries, which also caused a reduction in these deferred tax liabilities. The resulting reduction in income tax expense for the three and nine months ended September 30, 2011 related to the change in these deferred tax liabilities was $6.3 million and $85.1 million, respectively, which (decreased) increased the effective tax rate for the three and nine months ended September 30, 2011 by approximately (27.3)% and 12.8%, respectively.

The estimated annual effective tax rate for 2011 included an estimate of the valuation allowance expected to be necessary at the end of the year for originating deferred tax assets. The goodwill impairment charge recorded during the second quarter of 2011 gave rise to a deferred tax asset whose realization did not meet a more-likely-than-not threshold, requiring a valuation allowance. In addition, changes in deferred tax assets and liabilities primarily related to the filing of our consolidated federal tax return resulted in increases to the valuation allowance during the three months ended September 30, 2011. The resulting increase in income tax expense for the three and nine months ended September 30, 2011 was $14.1 million and $60.7 million, respectively, which increased (decreased) the effective tax rate for the three and nine months ended September 30, 2011 by approximately 61.6% and (9.1)%, respectively.

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

The Company increased its liability for unrecognized tax benefits during the three months ended September 30, 2011 by $7.4 million, which resulted in an increase (decrease) to our effective tax rate of 29.6% and (1.0)% for the three and nine months ended September 30, 2011, respectively, primarily related to uncertainty in the realization of certain tax attributes available for reduction under IRC Section 108. The increase also related to the exclusion of non-business income under audit in the state of Illinois.

Net Income (Loss) and Earnings (Loss) Per Share

Net income (loss) was $(12.7) million and $97.8 million for the three and nine months ended September 30, 2012, respectively, compared to $22.2 million and $(524.5) million for the three and nine months ended September 30, 2011, respectively. The change in net income (loss) for the three and nine months ended September 30, 2012 is due to continuing declines in print revenues as well as the increase in amortization expense described above, partially offset by declines in operating expenses also described above. The change in net income (loss) for the nine months ended September 30, 2012 is primarily a result of the goodwill impairment charge and corresponding income tax benefit recognized in the second quarter of 2011, partially offset by the net gains on Debt Repurchases.

Basic and diluted earnings (loss) per share (“EPS”) was $(0.25) for the three months ended September 30, 2012. Basic EPS was $1.94 and diluted EPS was $1.93 for the nine months ended September 30, 2012. Basic and diluted EPS was $0.44 and $(10.47) for the three and nine months ended September 30, 2011, respectively. See Item 1, “Financial Statements (Unaudited)” - Note 2, “Summary of Significant Accounting Policies – Earnings (Loss) Per Share” for further details and computations of basic and diluted EPS.

Non-GAAP Statistical Measures

Advertising sales is a non-GAAP statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under GAAP are recognized under the deferral and amortization method. Advertising sales in current periods will be recognized as gross advertising revenues in future periods as a result of the deferral and amortization method of revenue recognition. Advertising sales for the three and nine months ended September 30, 2012 were $231.9 million and $862.4 million, respectively, representing a decline of $37.7 million, or 14.0%, and $140.4 million, or 14.0%, from advertising sales of $269.6 million and $1,002.8 million for the three and nine months ended September 30, 2011, respectively.

In order to provide more visibility into what the Company will book as revenue in the future, we are presenting an additional non-GAAP statistical measure called bookings, which represent sales activity associated with our print directories and Internet-based marketing solutions during the period. Bookings associated with our local customers represent signed contracts during the period. Bookings associated with our national customers represent what has been published or fulfilled during the period. Bookings for the three and nine months ended September 30, 2012 were $272.1 million and $851.7 million, respectively, representing a decline of $42.0 million, or 13.4%, and $129.6 million, or 13.2%, from bookings of $314.1 million and $981.3 million for the three and nine months ended September 30, 2011, respectively.

The decrease in advertising sales and bookings for the three and nine months ended September 30, 2012 is related to our print products and is a result of continuing declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our customers’ markets, (4) an increase in competition and more fragmentation in local business search and (5) the migration of customers to digital marketing solutions. Declines in print advertising sales and bookings are partially offset by increased advertising sales and bookings associated with our digital marketing solutions, driven by new partnerships, a focus on providing targeted solution bundled packages to our customers, new digital products and services and the migration of customers to digital marketing solutions.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents the fair market value of our long-term debt at September 30, 2012 based on quoted market prices on that date, as well as the carrying value of our long-term debt at September 30, 2012, which includes (1) $41.6 million of unamortized fair value adjustments required by GAAP in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date, (2) the issuance of an additional $7.4 million and $10.5 million of Dex One Senior Subordinated Notes as a result of the Company's election to make PIK interest payments for the semi-annual interest periods ending September 30, 2012 and March 31, 2012, respectively, and (3) the impact of the Debt Repurchases. See Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Trends and Developments Related to Our Business: Significant Financing Developments” for additional information on the Debt Repurchases.

	September 30, 2012
	Fair Market Value	Carrying Value
RHDI Amended and Restated Credit Facility	$472,496	$775,372
Dex Media East Amended and Restated Credit Facility	323,731	511,828
Dex Media West Amended and Restated Credit Facility	328,892	497,786
Dex One Senior Subordinated Notes	81,292	219,708
Total Dex One consolidated	1,206,411	2,004,694
Less current portion	142,924	226,129
Long-term debt	$1,063,487	$1,778,565

Credit Facilities

RHDI Amended and Restated Credit Facility

In conjunction with the Credit Facility Repurchases, RHDI repurchased $92.0 million of loans under the RHDI Amended and Restated Credit Facility at a rate of 43.5% of par. As of September 30, 2012, the outstanding carrying value under the RHDI Amended and Restated Credit Facility totaled $775.4 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at September 30, 2012.

Dex Media East Amended and Restated Credit Facility

In conjunction with the Credit Facility Repurchases, DME Inc. repurchased $23.6 million of loans under the Dex Media East Amended and Restated Credit Facility at a rate of 53.0% of par. As of September 30, 2012, the outstanding carrying value under the Dex Media East Amended and Restated Credit Facility totaled $511.8 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 2.9% at September 30, 2012.

Dex Media West Amended and Restated Credit Facility

In conjunction with the Credit Facility Repurchases, DMW Inc. repurchased $26.6 million of loans under the Dex Media West Amended and Restated Credit Facility at a rate of 64.0% of par. As of September 30, 2012, the outstanding carrying value under the Dex Media West Amended and Restated Credit Facility totaled $497.8 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.3% at September 30, 2012.

Notes

Dex One Senior Subordinated Notes

In conjunction with the Note Repurchases, the Company repurchased $98.2 million aggregate principal amount of Dex One Senior Notes at a rate of 27.0% of par. As of September 30, 2012, the outstanding carrying value of the Dex One Senior Subordinated Notes totaled $219.7 million. Interest on the Dex One Senior Subordinated Notes is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 29, 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects PIK interest payments. The Company may elect, no later than two business days prior to the beginning of any such semi-annual interest period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as additional senior subordinated notes. In the absence of such an election for any subsequent semi-annual interest period, interest on the Dex One Senior Subordinated Notes will be payable in the form of the interest payment for the semi-annual interest period immediately preceding such subsequent semi-annual interest period. For the semi-annual interest periods ending September 30, 2012 and March 31, 2012, the Company made interest payments 50% in cash and 50% in PIK interest, as permitted by the indenture governing the Dex One Senior Subordinated Notes, resulting in the issuance of an additional $7.4 million and $10.5 million, respectively, of Dex One Senior Subordinated Notes.

Impact of Fresh Start Accounting

In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our Credit Facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our Credit Facilities, of which $41.6 million remains unamortized at September 30, 2012, as shown in the following table.

	Carrying Value at September 30, 2012	Unamortized Fair Value Adjustments at September 30, 2012	Outstanding Debt at September 30, 2012 Excluding the Impact of Unamortized Fair Value Adjustments
RHDI Amended and Restated Credit Facility	$775,372	$7,127	$782,499
Dex Media East Amended and Restated Credit Facility	511,828	29,048	540,876
Dex Media West Amended and Restated Credit Facility	497,786	5,446	503,232
Dex One Senior Subordinated Notes	219,708	—	219,708
Total	$2,004,694	$41,621	$2,046,315

In conjunction with the Credit Facility Repurchases, we accelerated amortization of fair value adjustments to our Credit Facilities of $2.0 million, which partially offset the net gain on Credit Facility Repurchases recognized during the nine months ended September 30, 2012. See Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Trends and Developments Related to Our Business: Significant Financing Developments” for additional information.

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

Based on current financial projections, which do not include the impact of the proposed merger with SuperMedia, for at least the next 12-15 months, the Company expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and capital expenditures, as well as meet debt service requirements. However, no assurances can be made that our business will generate sufficient cash flows from operations to enable us to fund the Company's cash requirements since the current information used in our financial projections could change in the future as a result of changes in estimates and assumptions as well as risks noted in Part I - Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Each of our Credit Facilities require significant balloon payments upon maturity in October 2014. If the Company is unable to extend the maturity or significantly reduce our outstanding indebtedness prior to maturity by either (1) completing the Mergers and associated refinancing of our Credit Facilities, (2) open market repurchases as permitted by the Amendments to our Credit Facilities, (3) obtaining additional financing and/or (4) refinancing our existing indebtedness separate from the Mergers, we will not be able to generate cash flows from operations in amounts sufficient to fund operations and capital expenditures and/or satisfy debt service requirements at that time. In addition, if the Company was to become non-compliant with restrictive covenants under our debt agreements prior to October 2014, default provisions would be triggered under our Credit Facilities and outstanding balances could become due immediately. The Company continues to monitor and assess all available options and opportunities that would allow us to accomplish these financing initiatives; however, no assurances can be made that these financing initiatives will be attained.

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

See Part I - Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding risks and uncertainties associated with our business, which could have a significant impact on our future liquidity and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Trends and Developments Related to Our Business” for additional information related to trends and uncertainties with respect to our business, which could have a significant impact on our future liquidity and cash flows. See Part II - Item 1A. “Risk Factors” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information” for information regarding risks and uncertainties associated with the proposed merger between Dex One and SuperMedia and the impact the proposed merger could have on future liquidity and cash flows of the combined entity.

Aggregate outstanding debt at September 30, 2012 was $2,004.7 million. During the three and nine months ended September 30, 2012, we made mandatory principal payments under our Credit Facilities at par of $14.1 million and $201.6 million, respectively, and made accelerated principal payments under our Credit Facilities at par of $63.2 million and $103.2 million, respectively. Accelerated principal payments include prepayments of cash flow sweep requirements under our Credit Facilities for 2012 that are due in 2013 and advance payments of mandatory principal payments under our Credit Facilities due in December 2012. As a result of the Credit Facility Repurchases, the Company utilized cash on hand of $69.5 million to repurchase loans under the Credit Facilities of $142.1 million. As a result of the Note Repurchases, the Company utilized cash on hand of $26.5 million to repurchase $98.2 million aggregate principal amount of Dex One Senior Subordinated Notes. In total, we made debt payments with cash on hand of $77.4 million and $400.9 million and reduced outstanding debt by $77.4 million and $545.2 million during the three and nine months ended September 30, 2012, respectively. We made aggregate net cash interest payments of $33.5 million and $121.4 million during the three and nine months ended September 30, 2012, respectively. At September 30, 2012, we had $95.6 million of cash and cash equivalents before checks not yet presented for payment of $0.2 million.

Nine Months Ended September 30, 2012

Cash provided by operating activities for the nine months ended September 30, 2012 was $261.4 million and included net income adjusted for non-cash items such as depreciation and amortization, partially offset by the net gain on Debt Repurchases and changes in assets and liabilities primarily driven by changes in deferred directory revenues.

Cash used in investing activities for the nine months ended September 30, 2012 was $17.0 million and relates to the purchase of fixed assets, primarily computer equipment, software and leasehold improvements, partially offset by proceeds from the sale of assets.

Cash used in financing activities for the nine months ended September 30, 2012 was $406.7 million and includes the following:

•	$400.9 million in long-term debt repurchases and repayments;

•	$5.3 million in debt issuance costs and other financing items; and

•	$0.5 million in the decreased balance of checks not yet presented for payment.

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

Cash used in investing activities for the nine months ended September 30, 2011 was $3.8 million and related to the purchase of fixed assets, primarily computer equipment, software and leasehold improvements, offset by the sale of substantially all net assets of Business.com.

Cash used in financing activities for the nine months ended September 30, 2011 was $223.6 million and included the following:

•	$207.2 million in principal payments on our Credit Facilities;

•	$0.5 million provided by other financing items; and

•	$16.9 million in the decreased balance of checks not yet presented for payment.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations
As a result of the Debt Repurchases, we have presented updated annual commitments for principal and interest payments on our debt obligations for the next five years and thereafter as of September 30, 2012. The debt repayments and related interest payments as presented in this table include (1) the scheduled principal and interest payments under the current debt agreements, (2) an estimate of additional debt repayments and the related impact on interest payments resulting from cash flow sweep requirements under our Credit Facilities and (3) assumes the issuance of additional Dex One Senior Subordinated Notes and the related impact on interest payments as a result of the Company's election to make PIK interest payments commencing for the semi-annual interest period ending March 31, 2012 until maturity. The debt repayments and related interest payments as presented in this table do not include the impact of the proposed amendments to our Credit Facilities in conjunction with the Mergers. Our Credit Facilities require that a certain percentage of annual excess cash flow, as defined in the debt agreements, be used to repay amounts under the Credit Facilities. The debt repayments exclude fair value adjustments required by GAAP as a result of our adoption of fresh start accounting of $41.6 million, as these adjustments do not impact our payment obligations.
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

	Payments Due by Period
(amounts in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal Payments on Long-Term Debt (1)	$2,122.7	$247.9	$1,578.8	$296.0	$—
Interest on Long-Term Debt (2)	300.5	130.1	144.4	26.0	—
Unconditional Purchase Obligations (3)	48.0	19.6	19.4	9.0	—
Total	$2,471.2	$397.6	$1,742.6	$331.0	$—

(1)
Included in long-term debt are scheduled principal amounts owed under the Credit Facilities and the Dex One Senior Subordinated Notes as of September 30, 2012, including the current portion of long-term debt, an estimate of additional debt repayments resulting from cash flow sweep requirements under our Credit Facilities, and assumes the issuance of additional Dex One Senior Subordinated Notes as a result of the Company's election to make PIK interest payments commencing for the semi-annual interest period ending March 31, 2012 until maturity.

(2)
Interest on debt represents cash interest payment obligations assuming all indebtedness as of September 30, 2012 will be paid in accordance with its contractual maturity, assumes interest rates on variable interest debt as of September 30, 2012 will remain unchanged in future periods, reflects the impact on interest payments resulting from an estimate of additional debt repayments due to cash flow sweep requirements under our Credit Facilities, as well as the impact on interest payments as a result of the Company's election to make PIK interest payments commencing for the semi-annual interest period ending March 31, 2012 until maturity. Please refer to “Liquidity and Capital Resources” for interest rates on the Credit Facilities and the Dex One Senior Subordinated Notes.

(3)
We are obligated to pay an outsource service provider approximately $30.0 million over the years 2012 through 2017 for datacenter / server assessment, migration and ongoing management and administration services. As of September 30, 2012, approximately $27.0 million remains outstanding under this obligation. We are also obligated to pay an IT outsource service provider approximately $22.0 million over the years 2012 through 2015 for software licensing and related services. As of September 30, 2012, approximately $16.3 million remains outstanding under this obligation. Under an Internet Yellow Pages Reseller Agreement, we are obligated to pay AT&T $11.2 million in 2012. As of September 30, 2012, approximately $4.7 million remains outstanding under this obligation.

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

The Company has entered into the following interest rate swaps that effectively convert $300.0 million, or approximately 17%, of the Company’s variable rate debt to fixed rate debt as of September 30, 2012. Since the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at September 30, 2012, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At September 30, 2012, approximately 89% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 26% of our total debt portfolio as of September 30, 2012.

Interest Rate Swaps – Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$100	(1)	1.796%	February 28, 2013
March 5, 2010	100	(1)	1.688%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013
Total	$300

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.7%. The weighted average rate received on our interest rate swaps was 0.5% for the nine months ended September 30, 2012. These periodic payments and receipts are recorded as interest expense.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Other than as set forth below to reflect the pending transaction with SuperMedia Inc. (“SuperMedia”), there have been no material changes in our risk factors from those disclosed in Part I - Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2011. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Dex One and SuperMedia may be unable to obtain in the anticipated timeframe, or at all, the necessary consents to the Mergers from their respective stockholders and senior secured creditors, or such consents may not be obtainable on satisfactory terms.

Completion of the Mergers is contingent upon, among other things, each of Dex One and SuperMedia (a) obtaining consent to the transaction from their respective stockholders and (b) reaching an agreement with 100% of their senior secured creditors to amend their respective secured credit facilities in a manner acceptable to each of Dex One and SuperMedia. We cannot predict the likelihood of stockholder approval of the Mergers, and it will be difficult to obtain the required consent of 100% of our secured creditors. In addition, any amendments to the respective secured credit facilities may contain terms, conditions or restrictions that would be detrimental to the combined companies following the Mergers.

Either Dex One or SuperMedia may terminate the Merger Agreement.

The Merger Agreement may be terminated by either party if the conditions to closing are not satisfied and the closing has not occurred before November 30, 2012, which date may, under certain circumstances, be extended until December 31, 2012. It is not likely that we will obtain the necessary consents and be able to close the Mergers before either such date. In addition, the Merger Agreement may be terminated by either party at any time if it determines in good faith that the lender consents will not be obtained by the outside date. Accordingly, it is possible that the Merger Agreement will be terminated, unilaterally, by either party. The parties may amend the Merger Agreement to extend these deadlines, or may waive the deadlines, but it is possible that no agreement to amend, and no decision to waive, will be reached or that any agreement to so amend would contain terms or conditions that are different from, and less favorable than, the Merger Agreement.

In order to effect a combination with SuperMedia, we may pursue alternatives that have adverse consequences for various constituencies.

We continue to negotiate with our senior secured lenders to obtain the consents necessary to effect the Mergers. Following the announcement of the proposed Mergers, the current senior secured lenders for both companies formed a joint steering committee to evaluate the proposed amendments to the parties' respective credit agreements as set forth in the Merger Agreement. Thus far, the senior secured lenders, acting through the steering committee, have rejected the proposed amendments to the parties' respective credit agreements. The Company and SuperMedia continue to negotiate with the steering committee in an attempt to reach agreement on amendments to the parties' respective credit agreements that will secure the consents necessary to effect the Merger. In light of the current negotiations, however, the Company recognizes that the parties may not be able to obtain sufficient approval from the senior secured lenders to any proposed amendments to the parties' respective credit agreements. Therefore, possible alternatives to the current transaction structure to effect the Merger are under consideration, including a “prepackaged” restructuring of the parties' senior secured indebtedness through proceedings instituted under Chapter 11 of the Bankruptcy Code to implement possible amendments that may garner sufficient, though not unanimous, support from the parties' respective lenders, while otherwise maintaining the basic economic terms of the Merger Agreement. However, there can be no assurance the Company and SuperMedia can effect a transaction through an alternative structure, that the necessary consents will be obtained, or that the Merger will be consummated.

Any delay in completing, or any additional conditions imposed in order to complete the Mergers may materially and adversely affect the synergies and other benefits that we expect to achieve from the transaction and the integration of the businesses.

The transaction is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion, and these conditions may not be satisfied. Furthermore, the requirements for obtaining any required stockholder, secured creditor or regulatory consents and approvals could delay the completion of the Mergers for a significant period of time or prevent it from occurring altogether. Any delay in completing the Mergers could materially and adversely affect the synergies and other benefits that we expect to achieve from the Mergers and the integration of the businesses.

We will be subject to business uncertainties and contractual restrictions while the proposed transaction with SuperMedia is pending.

Uncertainty about the effect of the Mergers on employees and customers may have an adverse effect on our Company. These uncertainties may impair our ability to retain and motivate key personnel and could cause customers and others that deal with the Company to defer entering into contracts with or making other decisions concerning the Company or seek to change existing business relationships with the Company. Some of our commercial contracts contain change-of-control provisions that may give rise to a right of termination or cancellation in connection with the proposed transaction with SuperMedia. In addition, if key employees depart because of uncertainty about their future roles and the potential risks of the transaction, our business could be harmed. The Merger Agreement restricts us from making specified acquisitions and taking other specified actions until the transaction is completed or the Merger Agreement is terminated. These restrictions may prevent us from pursuing attractive business opportunities that may arise.

We will incur significant transaction and transaction-related transition costs in connection with the proposed transaction with SuperMedia.

We expect that we will incur significant fees and expenses relating to amending existing secured credit agreements and legal, accounting and other transaction fees and other costs associated with our efforts to complete the Mergers. Some of these costs are payable regardless of whether the transaction is completed, and these costs may be higher than we currently anticipate. We will also incur significant costs in connection with integrating the operations of the two companies if the transaction is completed, and we may incur additional costs to maintain employee morale and to retain key employees. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay the other party an expense reimbursement of up to a maximum amount of $7.5 million.

Failure to complete the Mergers could negatively impact our business.

If the transaction with SuperMedia is not completed, our ongoing businesses may be adversely affected and there may be adverse consequences, including:

•	the adverse impact to our business caused by the focus on the transaction, without realizing any of the anticipated benefits of the Mergers;

•	a negative impact on the market price of our common stock; and

•	the possibility of being unable to repay indebtedness when due and payable, and pursuing a proceeding under Chapter 11 of the Bankruptcy Code.

If we are successful in completing the Mergers, failure to successfully integrate our business with that of SuperMedia, or failure to do so in the expected time frame, or at all, may adversely affect our future results.

To realize these anticipated benefits of the Mergers, we must successfully combine our business with that of SuperMedia. Historically, Dex One and SuperMedia have been independent companies, and we will continue to operate as such until the completion of the Mergers. If we do not successfully integrate our business operations with SuperMedia, the anticipated benefits of the Mergers may not be realized fully or at all or may take longer to realize than expected. The integration is also likely to be complex and time consuming and require substantial resources and effort. The diversion of the attention of management from its current operations to the integration effort could adversely affect our business. The integration process and other disruptions resulting from the Mergers may also disrupt our ongoing businesses and/or adversely affect our relationships with employees, regulators and others with whom we have business or other dealings. There can be no assurance that we will be able to accomplish this integration process on a timely basis.

The Merger Agreement limits Dex One's and SuperMedia's ability to pursue alternatives to the transaction.

The Merger Agreement restricts the ability of each party to pursue alternatives to the proposed transaction, which could result in our inability to pursue other transactions that may be in the interests of our constituencies. Specifically, each of Dex One and SuperMedia has agreed that it will not, among other things, solicit, initiate, encourage or facilitate, or engage in discussions, negotiations or agreements regarding, proposals to acquire 10% or more of the stock or assets of Dex One or SuperMedia, subject to limited exceptions, including that a party may take specified actions in the event it receives an unsolicited acquisition proposal that constitutes a superior proposal or is reasonably expected to lead to a superior proposal, and the party's board of directors determines in good faith, after consultation with its outside legal counsel and financial advisor, that a failure to take action with respect to such takeover proposal would be inconsistent with its duties under applicable law. Each party has also agreed that its board of directors will not change its recommendation to its stockholders or approve any alternative agreement, subject to limited exceptions, including that, at any time prior to the applicable stockholder approval, the applicable board of directors may make a change in recommendation of the transaction if such board concludes in good faith, after consultation with its outside legal counsel and financial advisor, that (1) the failure to take such action would be inconsistent with its duties under applicable laws, (2) if requested by the other party, its representatives shall have negotiated in good faith with the other party for three business days and (3) if such change in recommendation is related to an alternative acquisition proposal, that such proposal constitutes a superior proposal.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding shares acquired from employees during the three months ended September 30, 2012 as payment to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock awarded to employees pursuant to the Dex One Equity Incentive Plan. All such acquired shares were retired upon purchase during the third quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2012 - July 31, 2012	—	$—	—	—
August 1, 2012 - August 31, 2012	—	—	—	—
September 1, 2012 - September 30, 2012	35,070	1.84	—	—
Total	35,070	$1.84	—	—

Item 6. Exhibits

Exhibit No.	Document

2.1
Agreement and Plan of Merger by and among Dex One Corporation, Newdex, Inc., Spruce Acquisition Sub, Inc. and SuperMedia Inc., dated August 20, 2012 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 23, 2012, Commission File No. 001-07155).

31.1*
Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2012 by Alfred T. Mockett, Chief Executive Officer and President of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act.

31.2*
Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2012 by Gregory W. Freiberg, Executive Vice President and Chief Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act.

32.1*
Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2012, under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Gregory W. Freiberg, Executive Vice President and Chief Financial Officer, for Dex One Corporation.

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

DEX ONE CORPORATION

Date:	October 30, 2012	By:	/s/ Gregory W. Freiberg
Gregory W. Freiberg Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Sylvester J. Johnson
Sylvester J. Johnson Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

2.1
Agreement and Plan of Merger by and among Dex One Corporation, Newdex, Inc., Spruce Acquisition Sub, Inc. and SuperMedia Inc., dated August 20, 2012 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 23, 2012, Commission File No. 001-07155).

31.1*
Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2012 by Alfred T. Mockett, Chief Executive Officer and President of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act.

31.2*
Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2012 by Gregory W. Freiberg, Executive Vice President and Chief Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act.

32.1*
Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2012, under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Gregory W. Freiberg, Executive Vice President and Chief Financial Officer, for Dex One Corporation.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________________
* Filed herewith.