Form 10-K
period 2012-12-31
DEX ONE Corp
filed 2013-03-18
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
On June 29, 2012, the last day of the most recently completed second quarter, the aggregate market value of Dex One Corporation’s common stock (based upon the closing price per share of $0.93 of such stock traded on The New York Stock Exchange on such date) held by non-affiliates of the Registrant was approximately $46,034,327. At June 29, 2012, there were 50,809,175 outstanding shares of the Registrant’s common stock. On March 1, 2013, there were 50,895,166 outstanding shares of the Registrant's common stock.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑ No ☐

PART I

ITEM 1.	BUSINESS.

General
Except where otherwise indicated or as the context may otherwise indicate, the terms “Dex One,” “Successor Company,” “Company,” “Parent Company,” “we,” “us” and “our” refer to Dex One Corporation and its direct and indirect wholly-owned subsidiaries subsequent to the Effective Date, which is defined below. As of December 31, 2012, R.H. Donnelley Corporation, R.H. Donnelley Inc. (“RHDI” or “RHD Inc.”), Dex Media, Inc., Dex One Digital, Inc. ("Dex One Digital"), formerly known as Business.com, Inc. (“Business.com”), Dex One Service, Inc. (“Dex One Service”) and Newdex, Inc. ("Newdex") were our only direct wholly-owned subsidiaries. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of Dex One as of and for the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010. Our executive offices are located at 1001 Winstead Drive, Cary, North Carolina 27513 and our telephone number is (919) 297-1600. Our corporate Internet website address is www.DexOne.com. For more information on the products and services that Dex One offers, please visit our website at www.DexKnows.com®. We make available free of charge on our website our annual, quarterly and current reports, including amendments to such reports, as soon as practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). These reports may be obtained at the SEC's public reference room at 100 F Street, N.E. Washington, DC 20549. Our filings can also be obtained from the SEC website at www.sec.gov. However, the information found on our website and the SEC website is not part of this Annual Report.

Dex One Corporation became the successor registrant to R.H. Donnelley Corporation upon emergence from Chapter 11 proceedings under Title 11 of the United States Code (“Chapter 11” or the "Bankruptcy Code") on January 29, 2010 (the “Effective Date”) and pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. See our Annual Report on Form 10-K for the year ended December 31, 2010 for detailed information on matters associated with the Chapter 11 proceedings. Except where otherwise indicated or as the context may otherwise indicate, the terms “Predecessor Company,” “RHD,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries prior to the Effective Date. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of RHD as of and for the one month ended January 31, 2010.

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

Corporate Overview
We are a marketing solutions company that helps local businesses and consumers connect. We operate in an attractive industry serving the significant market need to help local businesses be found and chosen by consumers. Our marketing consultants provide valuable service and advice to local businesses to help them thrive in an increasingly complex and fragmented marketing landscape. We offer businesses a broad portfolio of marketing solutions, from traditional print yellow pages to digital services that leverage consumers' increasing utilization of local, social and mobile tools. We also provide consumers with relevant and trusted information to satisfy their local shopping needs when and how they want. Our approach is highly differentiated from our competitors.
To transform Dex One and capitalize on market opportunities, we are focused on three critical factors:

1)	PEOPLE - Recruit, train and equip marketing consultants to enhance our access to and influence with local businesses.

2)	PARTNERSHIPS - Expand our digital offerings by establishing relationships with leading digital companies.

3)
PACKAGING - Simplify the buying and selling process by utilizing flexible bundles to implement high impact marketing campaigns that generate a high volume of quality leads for customers and offer guaranteed results.

Agreement and Plan of Merger

On August 20, 2012, Dex One entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SuperMedia Inc. ("SuperMedia"), Newdex, and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newdex (“Merger Sub”) (collectively, the "Merger Entities"), providing for the business combination of Dex One and SuperMedia. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) Dex One will merge with and into Newdex, with Newdex as the surviving entity (the “Dex Merger”) and (ii) immediately following consummation of the Dex Merger, Merger Sub will merge with and into SuperMedia, with SuperMedia as the surviving entity and becoming a direct wholly owned subsidiary of Newdex (the “SuperMedia Merger” and together with the Dex Merger, the “Mergers”). As a result of the Mergers, Newdex, as successor to Dex One, will be renamed Dex Media, Inc. (“Dex Media”) and become a newly listed company.

On December 5, 2012, the Merger Entities entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”), which upholds the basic economic terms and strategic merits of the Mergers included in the original Merger Agreement, and, among other things, (i) extends the date on which a party may unilaterally terminate the Amended and Restated Merger Agreement from December 31, 2012 to June 30, 2013, (ii) reduces the number of directors of Dex Media after the effectiveness of the Mergers from eleven to ten, and (iii) provides that if either Dex One or SuperMedia is unable to obtain the requisite consents to the Mergers from its stockholders and to the contemplated amendments to its respective financing agreements from its senior secured lenders, the Mergers may be effected through voluntary pre-packaged plans under Chapter 11 of the Bankruptcy Code. Because we were unable to obtain the requisite consents to the contemplated amendments to our financing agreements from our senior secured lenders to effectuate the Mergers, the Company voluntarily filed for a pre-packaged bankruptcy under Chapter 11 on March 18, 2013. See "Filing of Voluntary Petitions in Chapter 11" below.
The purpose of this proposed transaction is to increase market share and improve our competitive position while benefiting from improved operating scale, significant service and cost synergies and enhanced cash flow, preserving access to tax attributes to offset future taxable income, and to better position the combined entity to retire debt with amended and extended credit facilities. Completion of the Mergers is subject to certain conditions stated in the Amended and Restated Merger Agreement.

See Item 8, "Financial Statements and Supplementary Data" - Note 1, "Business and Basis of Presentation - Agreement and Plan of Merger" for summarized information on the Amended and Restated Merger Agreement. In addition, please refer to the Amended and Restated Merger Agreement filed with a Current Report on Form 8-K with the SEC on December 6, 2012 for detailed information on the terms and conditions of the Amended and Restated Merger Agreement.

Filing of Voluntary Petitions in Chapter 11
On March 18, 2013 (the "Petition Date"), Dex One and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking Chapter 11 relief under the provisions of the Bankruptcy Code. The Chapter 11 cases are being jointly administered under the caption In re Dex One Corporation, et al. (the “Chapter 11 Cases”). The Debtors will continue to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In connection with the Chapter 11 Cases, the Company has made information available on its website, www.DexOne.com, including its proposed plan of reorganization and disclosure statement describing the terms of the plan of reorganization and other information concerning the Company.

The filing of the Chapter 11 Cases triggered an event of default that rendered the remaining financial obligations under the Company's $300.0 million Initial Aggregate Principal Amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”) and senior secured credit facilities automatically and immediately due and payable. The Debtors believe that any efforts to enforce the financial obligations under the Dex One Senior Subordinated Notes and senior secured credit facilities are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court.

We anticipate confirmation of our plan of reorganization by the Bankruptcy Court, emergence from the Chapter 11 proceedings and consummation of the Mergers to occur in the first half of 2013, although there can be no assurance that these objectives will occur within the expected timeframe or at all.

Segment Reporting
For the periods covered by this annual report, management reviews and analyzes its business of providing marketing solutions as one operating segment.

Financial and Other Business Information
See Item 8, “Financial Statements and Supplementary Data” for financial information, including revenues and earnings from operations, for our operating segment.

Business Overview

Our business model of helping local businesses and consumers connect is fulfilled by providing proprietary and affiliate provided marketing solutions that combine multiple media platforms. Our marketing solutions drive large volumes of consumer leads to our customers and assist our customers with managing their messaging to those consumers. The local search industry is complex, dynamic and increasingly fragmented. Today, consumers have many ways to search for and connect with local businesses, including search engines, Internet yellow pages, social networks, mobile applications, industry-specific Internet sites, city sites, daily deal sites, and map sites along with more traditional media such as yellow pages, newspapers, direct mail and other sources. This rapid expansion of the local search industry has created new marketing opportunities, but many proprietors do not have the time, expertise, or resources to understand how to most effectively manage their advertising across this vast array of options. We believe our marketing solutions are well suited to help simplify and optimize this process for local businesses. Our marketing consultants offer personalized marketing consulting services and exposure across leading media platforms used by consumers searching for local businesses. These platforms include online and mobile local search solutions, major search engines, and print directories.

Our ability to effectively compete in our industry is supported by a number of additional advantages:

•	Domain expertise in the realm of local businesses;

•	An extensive database of local business information within our markets and the ability to collect and continuously update its content;

•	Direct and long-standing relationships with many local businesses maintained by our marketing consultants; and

•	A broad, multi-platform product portfolio, expanding base of digital capabilities and partnership network.

Our marketing solutions help consumers find our customers over 900 million times each year. Unlike other forms of advertising, where the message is inserted into some other form of content, consumers are specifically seeking our customers' advertising message. These references often occur deep in the consumer buying cycle, when consumers are ready to buy. This helps generate returns on investment for our customers that tend to be higher than those for other forms of local media, such as magazines, newspapers, radio and television.

Partnerships

The Company is transitioning to a compete-and-collaborate business model, as we anticipate that partner provided solutions will grow at a faster rate than our proprietary solutions and will allow our customers to enter the digital market much faster than we could provide without our partners. This compete-and-collaborate business model requires us to collaborate with certain of our competitors as well as other partners. These partnerships also enable us to seek out best-of-breed marketing solutions, allowing more customizable solutions for the variety of business customers we serve. They also help provide consumers with a more well-rounded information source to help simplify the purchase process and make smarter decisions. Through these partnerships, we are able to offer high quality, established, value-added products and services without the risks, capital investment, and ongoing maintenance associated with in-house development. Partnering also helps us to be more flexible to adapt to changes in customer needs, consumer preference, and emerging technology.

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

We have expanded the breadth of our partner provided solutions to areas such as web and mobile site creation, web hosting, search engine optimization, network display ads, custom video and reputation management. We have alliances and partnerships for consumer content on our Internet yellow pages site, DexKnows.com, and elsewhere providing business listings, business reviews and other consumer-oriented information to enhance the user experience with our services.

We intend to continue to partner with other companies in the local search space for the benefit of sharing costs, generating incremental revenue and generating efficiencies and economies of scale, as we increase the number of ways we can connect local businesses and consumers with each other.

Marketing Solutions

We offer the following marketing solutions, which are complemented by our partnerships with some of the best known search engine companies, to promote businesses on the Internet via our proprietary search engine marketing product, DexNet:

•	Assessment of marketing programs and advertisements;

•	Message and image creation;

•	Recommendations for advertising placement;

•	Industry-specific research and information;

•	Market-specific research and information;

•	In-depth understanding of how consumers search for businesses and what influences them to buy from one business versus another;

•	Mobile and online website development;

•	Online reputation management;

•	Online video development and promotion;

•	Dex published yellow pages and white pages, which we co-brand with CenturyLink Inc. (“CenturyLink”) and YP, formerly AT&T Inc. ("YP" or "AT&T");

•	DexKnows.com, our Internet yellow pages site;

•	Dex Mobile, our mobile application, CitySearch, our iPad application and m.dexknows.com, our mobile browser;

•	Search engine marketing;

•	Search engine optimization;

•	Keyword implementation;

•	Social media marketing; and

•	Tracking and reporting.

While the number of our revenue streams is expanding and diversifying, we currently generate revenue primarily from two sources; print products and services and digital products and services, which includes DexKnows.com and DexNet. These product lines are increasingly sold as part of integrated marketing solutions packages, as well as on a standalone basis.

Multi-Platform Bundles

Our marketing solutions fulfill local business needs by providing targeted solution bundles that combine print and digital media platforms to drive large volumes of leads to our customers. We position our marketing solution bundles as easy-to-buy and easy-to-sell, which provides our customers flexibility and simplicity in making advertising decisions. This concept has begun to show positive trends with respect to customer spending habits and is improving customer retention. We also provide high levels of support and service through our marketing consultants who strive to understand customers' businesses and then present customized solutions from our leading offerings to create high impact, multi-platform marketing campaigns.

Our Dex Guaranteed Actions ("DGA") program guarantees customers a specified number of consumer actions, such as profile or website visits, emails, and/or telephone calls, based on a multi-platform package of advertising products designed for their specific type of business. The DGA program deepens our partnership with our customers in providing a simple and effective multi-platform campaign while ensuring advertising investments meet or exceed anticipated results. This program creates a foundation for our future, as we are able to add traffic partners, including leaders in key verticals, and simplify the marketing process for small and medium sized businesses.

Proprietary Print Products and Services

As reported by Burke Research ("Burke"), an independent, third-party firm commissioned by the Local Search Association, more than 60% of U.S. adults reference print yellow pages each year. According to Burke, Dex One print directories have generated over 900 million consumer references during 2012, generating large volumes of leads for our customers, and comprising a large portion of the value offered in our multi-platform bundles, including DGA packages.

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

Our print directories are created using environmentally responsible practices and are fully recyclable. As part of our continuous environmental commitment, Dex One proactively communicates the ability for consumers to reduce the number of directories they receive or opt out completely. In every market we serve, consumers have the ability to choose which print directories they wish to receive or may elect to receive none at all through our directory customization program at www.dexknows.com/green or our partnership with the industry's consumer choice program accessed via the website www.yellowpagesoptout.com.

The growth of the Internet has caused print advertising sales to steadily decline over the past few years. However, our print products continue to provide value to many consumers based on the Burke research noted above. We continue to monetize this value and maximize the cash flow generated from our print products and services through evolution of our print directories, which includes tailoring their distribution to match consumer needs and providing their content on our digital platforms such as DexKnows.com. We also publish our print directories in a digital format at www.DexPages.comTM. This site provides those who prefer the traditional layout of print yellow pages a way to access any of our directories from the convenience of their computer or mobile phone, with the added benefit of keyword search, and live Internet links to business profiles and websites.

Proprietary Digital Products and Services

We have the following three core products and services that provide us significant advantages and differentiation in the market beyond our digital partnerships:

DexKnows.com

Our owned and operated online website, DexKnows.com, and mobile application, Dex Mobile, help us to reduce our average cost per lead while increasing the quality of the traffic we deliver to our customers. Customer content is placed on our DexKnows.com platform through digital business listings, DexKnows Enhanced Packs, DexKnows Starter Packs, searchable business profiles and through Internet products including DexNet and Prime Display. We also leverage our customers' print content by porting it to our proprietary digital platforms. DexKnows.com products are often offered as part of multi-platform bundles or in DGA packages, which allows customers an easy way to advertise in a variety of different media, while aligning available advertising budgets to required leads.

We purchase information from other national databases to enhance in-region listings and supply out-of-region listings, although these out-of-region business profiles are not as comprehensive as our in-region information. DexKnows.com includes approximately 13.2 million business listings and more than 200 million residential listings from across the United States.

Consumers can access information on DexKnows.com from their computer, tablet or mobile phone. As a dedicated local search platform, DexKnows.com provides a more targeted and efficient tool for finding relevant local business information than many other online search properties. DexKnows.com offers many consumer-friendly features that provide users with the ability to refine their searches using a navigable, flexible digital category structure that includes such things as specific product and brand names, business name, hours of operation, payment options, locations, and very precise geographic targeting down to a neighborhood level. Extensive user reviews from Dex One consumers and partnered sites are available to help consumers evaluate potential product and service providers. Digital coupons, restaurant menus and expanded profile information are also available for a significant number of relevant businesses, along with a growing number of online videos and business images, which help to provide a more personalized view of local businesses and their offerings.

We have content agreements and distribution agreements with various search engines, portals and local community destination websites. These agreements provide us with access to important channels to enhance our distribution network on behalf of our customers. This enhanced distribution typically leads to increased usage among consumers and greater value and return on investment for our customers, which has also led to increasing customer retention rates on DexKnows.com. One such distribution agreement is with Yahoo!. In the Qwest region (now owned and operated by CenturyLink), customers benefit from inclusion within the following Yahoo! Local and Yahoo! Yellow Pages advertising products:

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

We have a YP.com (“YPC”) Reseller Agreement with YP, which allows us to be the exclusive provider of YPC Internet yellow pages advertising in our Illinois and Northwest Indiana markets:

•	Basic Listings (Bronze and Silver) – We have the rights to distribute an unlimited number of customers to the YPC Internet yellow pages website.

•
Premium Listings – We have the rights to sell enhanced YPC advertising products, for example, guaranteed placement and/or inclusion on the YP.com Internet yellow pages website, to our Illinois and Northwest Indiana customers.

DexNet

Our digital affiliate marketing solutions are powered by our search engine marketing product, DexNet, which is an efficient, scalable platform that allows us to utilize advanced algorithms to help us manage our customers' digital marketing campaigns.  DexNet improves our ability to deliver the right number of leads to each customer cost effectively and on a real time basis. The ability to make the appropriate digital marketing campaign decisions based on leads versus clicks requires significant experience and expertise on an individualized market basis.  Therefore, DexNet provides an advantage relative to many competitors.

DexNet drives consumer leads to our customers through placement of their business listings in prime locations on DexKnows.com and other major search engines. DexNet provides a comprehensive search engine marketing approach to serving the Internet marketing needs of local businesses through five major product and service elements:

•	Customer Profile - constructs a simple but content rich presence on the web for the customer and is designed to maximize the opportunity to appear on major search engines.

•	Distribution - provides the customer's information and business information to multiple local search platforms including YP.com, Google Maps, CitySearch.com, SuperPages.com and Local.com.

•	Paid Search - develops, deploys and manages effective search marketing campaigns across major search platforms, such as Google, Bing and Yahoo!, on behalf of the customer.

•	Monitoring and Optimization - continuously monitors and optimizes campaigns to adjust spend and distribution to get the most calls per click using the DexNet learning engine.

•
Reporting - provides transparent, real-time results, such as phone calls, e-mails, listing views, website visits, driving directions, and the total number of times the profile is sent to mobile. Reporting is accessible 24 hours a day, 7 days a week and combines results received from DexKnows.com and leading local search sites.

The DexNet system not only manages the distribution of customer content across the network of DexNet sites, it is also a learning engine. The system analyzes existing DexNet campaigns to determine which sites and keywords perform the best for different categories and geographies and applies that learning to optimize performance for existing and future campaigns.

Account Management System

Dex One's Account Management System ("AMS") is a single integrated portal for customers. The easy to navigate system, together with powerful reporting and tracking capabilities, provides significant benefits to our customers.  AMS provides the ability for customers to log in and make real-time changes to their online marketing as well as view real-time performance data. Customers can update their DexKnows.com business profile, online videos and coupon offers and get detailed lead information, including tracking profile views, calls, website clicks and emails for the most recent 12 months. They can also track their online reputation, monitor ratings and reviews and social mentions across a variety of prominent Internet sites and social networks. Additionally, AMS enables our marketing consultants to construct proposals on their mobile devices wherever they may be, using drill down menus to guide content collection efforts during their discussions with local businesses.

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

Our print directories usually have a 12-month directory cycle period. A publication process generally takes 15 to 20 months from the beginning of the sales cycle to the end of a directory’s life and the sales stage closes approximately 70 days prior to publication. Consistent with our print directories, our digital products and services historically have a 12-month billing cycle. DexKnows.com and DexNet products can be purchased at any time of the year, whether the print directory for a given area is in campaign or not, which allows customers to receive consumer leads right away. Our marketing consultants work directly with customers to align print and digital product cycles where it makes sense to simplify the process of contract signature and renewal. Traditional DexKnows.com and DexNet products are typically live online within 24 hours of contract finalization. Some digital products, particularly those that flow through a partner and require additional content collection and/or development take longer. Other products and services such as reputation management are typically available in 72 hours, online video (including production) usually takes 17-20 days, and websites typically take 30-45 days to go live. Most online advertising can be updated at any time through our customer portal, AMS, allowing seasonal or other promotions and content to be regularly refreshed.

We now offer customers the ability to purchase digital products and services for time frames shorter than our standard one year contract. These variable term contracts give Dex One the ability to offer our digital products and services on digital terms, allowing customers to trial products with less risk, and helping to accommodate seasonal businesses who only want to advertise during certain times of the year. Variable term contracts have helped to attract new customers to try our digital offerings.

Sales

Marketing Consultants - Recruiting, Training and Tools

Our marketing consultant team is comprised of approximately 1,400 employees. Management believes that our marketing consultants facilitate the establishment of personal, long-term relationships with local print and digital customers that are necessary to maintain a higher rate of customer renewal. We look continuously for digitally savvy, consultative, and solution-oriented individuals who have a proven ability to convert new customers. We are building a higher degree of digital and technical aptitude to better support our customers in understanding the new marketing opportunities available to them across all local search platforms. We assign our customers among marketing consultants based on a careful assessment of a customer's expected advertising expenditures, overall growth potential and by location. This practice allows us to deploy our marketing consultants in an effective manner.

We believe that formal training is important to maintaining a highly productive sales force. Our marketing consultants are formally trained on relationship selling skills. This process is a highly customer-centric consultative selling model that emphasizes diagnosis of customer needs before developing customized solutions. We believe this process increases the effectiveness for retaining and growing existing customers along with the ability to acquire new customers and successfully sell multiple products. New marketing consultants receive extensive initial training including relationship selling skills, product portfolio, customer care and administration, standards and ethics. All sales managers have been trained on new active management processes to provide daily management and coaching to the local marketing consultants. Our sales process, combined with the daily management activities, provides customers a level of high-quality service centered on their individual needs.

Our Dex One Sales Academy (the "Academy") provides initial training, ongoing knowledge and skills enhancement, and additional support to marketing consultants throughout the business.  The Academy has changed the way training is taught by delivering training through instructor led facilitation as well as online e-learning. The curriculum and on-going progress of our marketing consultants is managed within the Learning Connection, our in-house learning management system. Transcripts and progress of each sales employee is tracked within the system to ensure understanding of the material. The e-learning modules support product, systems and skill-based training needs and is available through desktop and mobile devices. In 2012, virtual classroom training was introduced to extend the reach of training in a cost effective manner. Also in 2012, our Digital Mastery Training Program was introduced, which focuses on advanced product knowledge and selling strategies and provides additional development for our marketing consultants.

The Academy also develops curriculum to support new sales roles and new programs.  The Digital Media Learning Program includes Google sales certification for each marketing consultant in conjunction with our Google AdWords Premier SMB Partnership. All of our marketing consultants and managers are “Google Certified.”  Since the launch of this program, we have experienced improvement in our overall digital sales growth.

Our marketing consultants have a variety of tools available to help them with their role.  For telephone-based representatives, WebEx has been introduced allowing our marketing consultants to conduct virtual sales calls with their customers by having the customer log into a WebEx meeting and simultaneously view the screens of our marketing consultants, making the entire sales process much more interactive and engaging.  Our premise marketing consultants use iPads, which provide a more appealing and flexible sales presentation, while also improving on their overall productivity.

Local Sales
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
Telephone local marketing consultants - These marketing consultants handle lower dollar value accounts and conduct sales over the phone. We have recently made a strategic change to centralize the telephone marketing consultants from our local markets to three inside sales center locations in Overland Park, Kansas, Denver, Colorado and Omaha, Nebraska. This allows us to leverage scale of resources for greater efficiency and focus equally across the geography we serve as well as out of market opportunities. We are able to utilize state of the art telephone technology to increase reach, contact rates and efficiencies.
Locally centralized sales - This sales mechanism is used to contact non-advertisers or very low dollar value customers that in many cases have renewed their account for the same product for several years. It also includes multiple types of automated sales efforts at low cost, such as contacting low dollar value accounts through a letter renewal effort.

National Sales

In addition to our local sales marketing consultants, we utilize a separate sales channel to serve our national customers. In 2012, national customers accounted for about 15% of our revenue. National customers are typically national or large regional chains such as rental car companies, insurance companies and pizza businesses that purchase advertisements in many yellow pages directories in multiple geographic regions. In order to sell to national customers, we employ associates to manage our selling efforts. In addition, we contract with third party Certified Marketing Representatives (“CMR”) who design and create advertisements for national companies and place those advertisements in relevant yellow pages directories nationwide and in digital products and services. Some CMRs are departments of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR and at the time of publication. We accept orders from approximately 150 CMRs.

Printing and Distribution
Our directories are printed through our long-standing relationship with printing vendor R.R. Donnelley & Sons Company (“R.R. Donnelley”), as well as with Quad/Graphics, Inc. ("Quad/Graphics"). In general, R.R. Donnelley prints all YP and legacy CenturyLink directories and larger, higher-circulation CenturyLink directories in the Qwest region, whereas Quad/Graphics prints CenturyLink directories in the Qwest region that are smaller and have a more limited circulation. Our agreements with R.R. Donnelley and Quad/Graphics for the printing of all of our directories extend through 2014 and 2015, respectively.

The physical delivery of directories is facilitated through several outsourcing relationships.  Delivery methods utilized to distribute directories to consumers are selected based on factors such as cost, quality, geography and market need.  Primary delivery methods include U.S. Postal Service and hand delivery.  We have contracts with two companies for the distribution of our directories. These contracts are scheduled to expire at various times from May 2013 through May 2015. Occasionally, we use United Parcel Service or other types of expedited delivery methods.  Frequently, a combination of these methods is required to meet the needs of the marketplace.

Printing, paper and distribution costs represented approximately 12% of net revenue for the year ended December 31, 2012.

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

Local advertising customers spending above identified credit threshold levels or types of businesses historically indicating a higher delinquency risk may be subject to a credit review that includes evaluation of credit or payment history with us, third party credit scoring and credit checks with other vendors. Where appropriate, advance payments (in whole or in part) and/or personal guarantees from business owners may be required prior to the extension of credit to select advertisers.  In addition to efforts to assess credit risk prior to extending credit to customers, we employ well-developed collection strategies utilizing an integrated system of internal and automated means to engage customers concerning payment obligations. The Company may choose to renew contracts with customers who have accounts receivable balances with us in arrears if the customer agrees to pay sufficient funds to comply with credit policy standards or the customer may prepay in full for new advertising. The Company may also choose to renew contracts with select customers with known bad debt experience by obtaining a partial advance payment toward new advertising contracts or by completing a business credit review.

Fees for national customers are generally billed upon publication of each issue of the directory in which the advertising is placed by CMRs.  Because we do not usually enter into contracts with national customers directly, we are subject to the credit risk of CMRs on sales to those customers, to the extent we do not receive fees in advance.

Competition
The local search industry in which we operate is highly competitive and fragmented. We compete with other print and online yellow pages directory publishers, as well as other types of media including direct mail, search engines, local search sites, advertising networks, social networks, SEO providers and emerging technologies. Among our highest spending category of customers, we also compete with television, newspaper and radio, which tend to charge more for similar coverage. New content delivery technologies and consumer trends continue to evolve in the local advertising industry such as with social media, group buying sites, mobile applications, etc. This represents potential competition as well as opportunities for partnership and incremental sales. We regularly monitor developing trends and technologies to assess opportunities for enhancing our own capabilities through new product development, partnerships or acquisitions, and identify competitive threats where a specific response may be warranted. In addition, we continue to transition to a compete-and-collaborate model in which we are both partners and competitors with the same firm in different aspects of operations. Dex One's people, partnerships and advancements in our marketing solutions well position us, relative to our competitors, to simplify the process of creating, placing and optimizing the local advertising investments of our customers.

We also compete with one or more traditional print yellow pages directory publishers, including independent publishers such as Yellowbook and LocalEdge Media. In some markets, we compete with other incumbent publishers such as SuperMedia and YPC. We compete with these publishers based on price, quality, features, usage leadership and distribution. Most of the major yellow pages directory publishers offer print and online directories as well as online search products. Virtually all independent publishers, including Yellowbook, a competitor in the majority of our markets, compete aggressively and use pricing and discounting as a primary competitive tool to try to increase their market share. Due to the recent economic environment and trends in our industry and an increase in competition and more fragmentation in the local business search space, we have experienced a significant decline in print advertising sales during 2012 and we currently expect this trend to continue in 2013. We believe these same trends are also impacting our competitors.

Digital competition has intensified as technologies (both online and wireless) have improved and broadband and smartphone penetration has increased, offering a diverse set of advertising alternatives for small businesses. We consider our primary digital competition to be the major search engines, such as Google, Yahoo!, Bing and others, in addition to the online directory properties of the largest yellow pages directory publishers, such as Superpages.com, provided by SuperMedia, and YPC. Additionally, we compete with a growing number of digital local shopping-related competitors including industry specific digital verticals, such as FindLaw.com and ServiceMagic.com, user-generated content sites such as Yelp and Kudzu, and search engine intermediaries such as ReachLocal and Yodle. We also compete with a number of well known digital map solutions such as MapQuest® and Google Maps. Most of these companies operate on a national scale, competing for consumer and business users across our entire region and actively soliciting customers in many of our markets. In some cases, we are not able to compete effectively with these digital competitors, many of which have greater resources than we do. Our digital strategy and our business will continue to be adversely affected as our competitors build local sales forces or otherwise continue to more effectively reach small local businesses for local commercial search services.

Our enhanced distribution arrangements involve, and will likely continue to involve, cooperating with other local media companies with whom we also compete, particularly with respect to online local search. As a result, particularly as usage continues to migrate from print to online, we bear some risk that such cooperation arrangements may presently, or come to constitute, a significant component of the aggregate distribution of the advertising message that we offer to certain of our customers. Some of these local media companies with whom we cooperate and compete have greater financial resources than we do. Should our relationships with such companies be discontinued for any reason, it may be detrimental to our customers and thereby may result in lower rates of renewal of our contractual relationships with our customers. Our reliance on these cooperation arrangements may also provide an unintended competitive advantage to some of our competitors by (a) promoting the products and services of those competitors and (b) establishing, building and reinforcing an indirect relationship between our customers and those competitors, which could facilitate those competitors entering into direct relationships with our customers without our involvement. Over the last few years, we have experienced a loss in our customer base due to competition and changes in advertiser preferences in the markets we serve. We believe that our transition to a compete-and-collaborate business model will allow us to aggregate more leads for our customers in our markets and potentially grow our customer base. If we are not able to execute on this business model, we could experience a continued loss of customers, which would have a material adverse effect on our business, financial condition and results of operations.

Raw Materials
Our principal raw material is paper and we use recycled material.  It is one of our largest cost items, representing approximately 4% of net revenue for the year ended December 31, 2012.  Paper used is supplied by two paper companies, CellMark Paper, Inc. and Nippon Paper Industries USA, Co., Ltd., with whom we have three year agreements that commenced in January 2010. Paper used for the covers and tabs of our directories is supplied by Unisource Worldwide, Inc. Both agreements with Unisource Worldwide, Inc. expired on December 31, 2012. Beginning January 1, 2013, we have one year agreements to purchase paper from Resolute FP US Inc., Nippon Paper Industries USA, Co., Ltd. and Unisource Worldwide, Inc.

Intellectual Property
We own and control confidential information as well as a number of trade secrets, trademarks, service marks, trade names, copyrights, patents and other intellectual property rights that, in the aggregate, are of material importance to our business. We believe that “Dex One®,” “Dex®,” “CenturyLink®,” ‘‘AT&T Real Yellow Pages,’’ “DexKnows.com®,” “DexKnows®,” “DexNet®” and “DexDigital®” and related names, marks and logos are, in the aggregate, material to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us.

DexNet is our distribution platform that delivers the web to local businesses in a predictable and budgeted manner.  DexNet provides business owners with predictable customer lead volume and price transparency of the effective cost-per-lead and manages the consistent delivery of leads throughout the duration of an advertising campaign.

We are the exclusive official directory publisher of listings and classified advertisements for Qwest Communications International, Inc.  (“Qwest”) (and its successors), which is now owned and operated by CenturyLink, in the states Dex Media East, Inc. ("DME Inc.") and Dex Media West, Inc. ("DMW Inc.") operate our directory business and in which Qwest provided local telephone service as of November 8, 2002 (subject to limited extensions). We also have the exclusive right to use certain CenturyLink branding on directories in these markets. In addition, Qwest assigned and/or licensed to us certain intellectual property used in the Qwest directory business prior to November 8, 2002. These rights generally expire in 2052.

We have an exclusive license to produce, publish and distribute directories for CenturyLink (and its successors) in the markets where Sprint provided local telephone service as of September 21, 2002 (subject to limited extensions), as well as the exclusive license to use CenturyLink’s name and logo on directories in those markets. These rights generally expire in 2052.

We have an exclusive license to provide yellow pages directory services for YP (and its successors) and to produce, publish and distribute white pages directories on behalf of YP in Illinois and Northwest Indiana, as well as the exclusive right to use the YP and AT&T brand and logo on print directories in those markets. These rights generally expire in 2054.

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

Employees
As of March 1, 2013, Dex One has approximately 2,300 employees of which approximately 700, or 30%, are represented by labor unions covered by two collective bargaining agreements. The unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”), which represents approximately 300, or 43%, of the unionized workforce, or the Communication Workers of America (“CWA”), which represents approximately 400, or 57%, of the unionized workforce. Our collective bargaining agreement with the IBEW expires in May 2015 and our collective bargaining agreement with the CWA expires in March 2016. Dex One considers our relationships with our employees and both unions to be in good standing.
Executive Officers of the Registrant
See "Item 10. Directors, Executive Officers and Corporate Governance" in Part III of this Annual Report on Form 10-K.

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

Risks, trends, uncertainties and contingencies that could negatively impact our future operating results, performance, business plans or prospects include:

Risks Related to Our Financial Condition and Capital Structure
1) Our substantial debt poses various risks
We have a substantial amount of debt and significant debt service obligations. As of December 31, 2012, we had total outstanding debt of $2.0 billion, all of which is classified as a current obligation on our consolidated balance sheet as discussed below. See Item 8, “Financial Statements and Supplementary Data” - Note 5, “Long-Term Debt” for detailed information on our outstanding debt.

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

As noted in Item 1, “Business” - “Agreement and Plan of Merger,” because the Company was unable to obtain the requisite consents to the contemplated amendments to our financing agreements from our senior secured lenders to effectuate the Mergers, the Company voluntarily filed a pre-packaged bankruptcy under Chapter 11. The filing of the Chapter 11 Cases triggered an event of default that rendered the remaining financial obligations under our Dex One Senior Subordinated Notes and senior secured credit facilities automatically and immediately due and payable. Certain senior secured lenders who are party to the Support and Limited Waiver Agreement (the “Support Agreement”), however, have agreed to a conditional waiver whereby they will not accelerate the financial obligations under our senior secured credit facilities upon the Company's Chapter 11 filing. The Support Agreement, including the conditional waiver noted above and the obligations of all parties to the Support Agreement, may terminate automatically upon the occurrence of certain circumstances or events if such circumstance or event has not been cured by the Company or waived unconditionally by the consenting lenders. Nonetheless, any efforts to enforce the acceleration provisions of our outstanding debt will be automatically stayed as a result of filing the Chapter 11 Cases in the Bankruptcy Court and during pendency of filing the Chapter 11 Cases unless the Bankruptcy Court approves a motion to enforce such provisions. We believe it is unlikely that the Bankruptcy Court would approve such a motion. However, there can be no assurance that this will not occur. In the event the Bankruptcy Court does permit modification of the stay and allows the acceleration of all of our outstanding debt, the Company would not have adequate cash on hand or other financial resources to satisfy all of its debt obligations.
Based on these circumstances, we have classified all of our outstanding debt as current obligations as of December 31, 2012.
2) We may be unable to continue as a going concern
The Company's consolidated financial statements and related notes have been prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as noted in Item 8, "Financial Statements and Supplementary Data" - Note 1, "Business and Basis of Presentation - Going Concern,” certain events could impact our ability to continue as a going concern. The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) the Company's voluntary Chapter 11 bankruptcy filing on March 18, 2013 and the impact it has or could have on our outstanding debt, (2) the Company's highly leveraged capital structure and the current maturity date of our senior secured credit facilities of October 24, 2014, and (3) the significant negative impact on our operating results and cash flows associated with our print products primarily as a result of (i) customer attrition, (ii) declines in overall advertising spending by our customers, (iii) the significant impact of the weak local business conditions on consumer spending in our clients' markets, (iv) an increase in competition and more fragmentation in local business search and (v) the migration of customers to digital marketing solutions. These circumstances and events raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time.
The report of our independent registered public accounting firm on the consolidated financial statements of the Company as of and for the year ended December 31, 2012 includes an explanatory paragraph describing the existence of substantial doubt about the ability of our Company to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
3) The restrictive covenants under our debt agreements limit our operational flexibility
The agreements governing our amended and restated credit facilities, including an indenture governing our Dex One Senior Subordinated Notes contain affirmative and negative covenants. These covenants could adversely affect us by, among other things, limiting our ability to obtain funds from our subsidiaries, or to otherwise meet our capital needs. These covenants generally limit or restrict our ability, and our subsidiaries ability, to:

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

4) Our variable rate indebtedness subjects us to interest rate risk
At December 31, 2012, $1.8 billion, or approximately 89%, of our outstanding indebtedness bore interest at variable rates. An increase in interest rates could cause our debt service obligations to increase significantly. The Company has entered into fixed interest rate swap agreements and interest rate cap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt. However, we cannot provide assurances that such agreements will be effective in managing our exposure to rising interest rates. See Item 8, “Financial Statements and Supplementary Data” - Note 5, “Long-Term Debt” for a detailed discussion of the interest rates applicable to borrowings under our amended and restated credit facilities and Item 8, “Financial Statements and Supplementary Data” - Note 6, “Derivative Financial Instruments” for information on our interest rate swap agreements and interest rate cap agreements.

Risks Related to Our Business
1) The ongoing weak economic conditions continue to adversely affect our business
As a result of the ongoing weak economic conditions, we have continued to experience lower advertising sales during 2012 primarily as a result of declines in new and recurring business, including both renewal and incremental sales to existing customers, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our customers’ markets and (4) an increase in competition and more fragmentation in local business search. We currently expect these weak economic conditions to continue throughout 2013. Consequently, prolonged weak economic conditions will continue to have an adverse effect on our business, financial condition and results of operations.

2) The continuing decline in the use of print yellow pages continues to adversely affect our business
Over the past several years, overall references to print yellow pages directories in the United States have continued to decline while the usage of online and wireless local search products and services has increased rapidly. We believe this decline has been influenced by increasing consumer usage of a variety of digital information services, including search engines, online directories, social networks, industry-specific websites, and mobile applications. We believe that over the next several years, references to print yellow pages directories will continue to decline as users increasingly turn to digital and other interactive media delivery devices for local commercial search information. These trends have, in part, resulted in print advertising sales declining in 2012, and we expect these trends to continue in 2013.

Continuing declines in usage of our print products could:

•	impair our ability to maintain or increase our advertising prices;

•	cause businesses that purchase advertising in our print yellow pages directories to reduce or discontinue those purchases; and

•	discourage businesses that do not presently purchase advertising in our yellow pages directories from doing so in the future.

Although the decline in the usage of our printed directories has been partially offset by an increase in usage of our digital products and services, we cannot provide any assurances that such usage will result in additional revenue or profits. Any of the factors that may contribute to a decline in usage of our print directories, or a combination of them, could adversely affect our business, financial condition and results of operations.

3) Some of our competitors are larger than we are and have greater financial and other resources
The local search industry in which we operate is highly competitive and fragmented. We compete with other print and online yellow pages directory publishers, as well as other types of media including direct mail, search engines, local search sites, advertising networks, social networks, SEO providers and emerging technologies. We also compete with one or more traditional print yellow pages directory publishers, including independent publishers such as Yellowbook and LocalEdge Media, and in some markets, we compete with other incumbent publishers such as SuperMedia and YPC. Most major yellow pages directory publishers offer print and online directories as well as online search products. We compete with these publishers based on price, discounting, quality, features, usage leadership and distribution. Our competitors’ approaches to pricing and discounting may affect our pricing strategies and our future revenues. Among our highest spending category of customers, we also compete with television, newspaper and radio, which tend to charge more for similar coverage. Some of our competitors are larger than we are and have greater financial and technological resources than we have and may be able to commit more resources or otherwise devote more capital to their business, thus limiting our ability to compete effectively with these entities.

4) Increased competition from digital technologies continues to adversely affect our business

We also face increased competition from digital technologies (both online and wireless) as such technologies have improved, offering a diverse set of advertising alternatives for small businesses. We consider our primary digital competition to be the major search engines, such as Google, Yahoo!, Bing and others. Additionally, we compete with a growing number of digital local shopping-related competitors including industry specific digital verticals, such as FindLaw.com and ServiceMagic.com, user-generated content sites such as Yelp and Kudzu, and search engine intermediaries such as ReachLocal and Yodle. We also compete with a number of well known digital map solutions such as MapQuest and Google Maps. Most of these companies operate on a national scale, competing for consumer and business users across our entire region and actively solicit clients in many of our markets. In some cases we are not able to compete effectively with these digital competitors, many of which have greater resources than we do. Our digital strategy and our business will continue to be adversely affected as our competitors build local sales forces and otherwise continue to more effectively reach small local businesses for local commercial search services.

Our enhanced distribution arrangements involve, and will likely continue to involve, cooperating with other local media companies with whom we also compete, particularly with respect to online local search. Our reliance on these cooperation arrangements may also provide an unintended competitive advantage to some of our competitors by (a) promoting the products and services of those competitors and (b) establishing, building and reinforcing an indirect relationship between our customers and those competitors, which could facilitate those competitors entering into direct relationships with our customers without our involvement. Material loss of customers would have a material adverse effect on our business, financial condition and results of operations.

5) The changing market position of telephone utilities could adversely affect our business
The market position of telephone utilities, including CenturyLink and YP may erode over time. As a result, it is possible that CenturyLink and YP, or their successors, may not remain the primary local telephone service provider in their local service areas. If CenturyLink or YP, or their successors, were no longer the primary local telephone service provider in any particular local service area, our license to be the exclusive publisher in that market may decline in value and adversely affect our business, financial condition and results of operations.

6) The termination or modification of one or more of our solution partner agreements, including Internet search engine, local search or portal agreements, could adversely affect our business
Our ability to provide a full set of marketing solutions to our customers relies on relationships with various solution partners, including major Internet search companies and local media companies. If we are unable to maintain these relationships, renew material portal agreements or if the level of service provided by our partners changes, our business could be adversely affected.

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

9) We could recognize impairment charges or be required to accelerate amortization expense by shortening the estimated remaining useful lives of our definite-lived intangible assets or other long-lived assets
At December 31, 2012, the net carrying value of our intangible assets totaled $1,832.7 million and we have no recorded goodwill at any of our reporting units. In the recent past, we have recognized significant goodwill and non-goodwill intangible asset impairment charges. We recognized a goodwill impairment charge of $801.1 million during the year ended December 31, 2011 and goodwill and non-goodwill intangible asset impairment charges totaling $1,159.3 million during the eleven months ended December 31, 2010. These impairment charges had no impact on current or future operating cash flow, compliance with debt covenants or tax attributes.

During the first quarter of 2012, the Company performed an evaluation of the estimated remaining useful lives of its definite-lived intangible assets and other long-lived assets. Based on our evaluation, the Company determined that the estimated useful lives of our directory services agreements, local and national customer relationships and tradenames and trademarks no longer reflected the period they were expected to contribute to future cash flows. Therefore, the Company reduced the estimated remaining useful lives of these intangible assets. As a result of reducing the estimated remaining useful lives of these intangible assets, the Company experienced an increase in amortization expense of $161.6 million during 2012.
See Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies – Identifiable Intangible Assets and Goodwill” for additional information on the impairment charges and changes to the estimated remaining useful lives of our definite-lived intangible assets.

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

13) Future regulatory changes in directory publishing obligations in the CenturyLink (formerly Qwest) and YP (formerly AT&T) markets could have an adverse effect on our business
Pursuant to our agreements with Qwest and AT&T, we are required to discharge Qwest’s and AT&T's regulatory obligations to publish white pages directories in various territories. If the staff of a state public utility commission were to impose additional or changed legal requirements in any of the service territories with respect to these obligations, we would be obligated to comply with these requirements on behalf of Qwest or AT&T, even if such compliance were to increase our publishing costs. Pursuant to our publishing agreements with Qwest and AT&T, Qwest and AT&T are not obligated to reimburse us for all of our increased costs of publishing directories that satisfy Qwest’s or AT&T’s publishing obligations resulting from new governmental legal requirements. Consequently, our costs could increase which could have an adverse effect on our business, financial condition and results of operations.

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

The physical delivery of directories is facilitated through several outsourcing relationships.  Delivery methods utilized to distribute directories to consumers are selected based on factors such as cost, quality, geography and market need.  Primary delivery methods include U.S. Postal Service and hand delivery. We have contracts with two companies for the distribution of our directories. Although these contracts are scheduled to expire at various times from May 2013 through May 2015, any of these vendors may terminate its contract with us upon 120 days’ written notice. Only a limited number of companies are capable of servicing our delivery needs. Accordingly, the inability or unwillingness of our current vendors to provide delivery services on acceptable terms, or at all, could have a material adverse effect on our business.

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

19) Work stoppages or increased unionization among our work force could adversely affect our business, financial condition or results of operations
Approximately 700 of our employees are represented by labor unions covered by two collective bargaining agreements. In addition, some of our key suppliers’ employees are represented by unions. The unionized employees are represented by either the IBEW, which represents approximately 300 of the unionized workforce, or the CWA, which represents approximately 400 of the unionized workforce. Our collective bargaining agreement with the IBEW expires in May 2015 and our collective bargaining agreement with the CWA expires in March 2016. If our unionized workers, or those of our key suppliers, were to engage in a strike, work stoppage or other slowdown in the future, our business could experience a significant disruption of operations and an increase in operating costs, which could have a material adverse effect on our business.

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
Some trademarks and related names, marks and logos such as “Dex One®,” “Dex®,” ‘‘Qwest®,’’ “CenturyLink®,” ‘‘AT&T Real Yellow Pages,’’ “DexKnows.com®,” “DexKnows®,” “DexNet®” and “DexDigital®” and other intellectual property rights are important to our business. We rely upon a combination of patent, copyright and trademark laws as well as contractual arrangements, including licensing agreements, particularly with respect to CenturyLink and YP markets, to establish and protect our intellectual property rights. We are required from time to time to bring lawsuits against third parties to protect our intellectual property rights. Similarly, from time to time, we are party to proceedings whereby third parties challenge our rights. We cannot be sure that any lawsuits or other actions brought by us will be successful or that we will not be found to infringe the intellectual property rights of third parties. As the Internet grows, it may prove more onerous to protect our trademarks and domain names, including DexKnows.com, from domain name infringement or to prevent others from using Internet domain names that associate their business with ours. Although we are not aware of any material infringements of any trademark rights that are significant to our business, any lawsuits, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the loss of important intellectual property rights could have a material adverse effect upon our business, financial condition and results of operations.

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

23) Fluctuations in the price and availability of paper could adversely affect our business, financial condition or results of operation
Our principal raw material is paper and we use recycled material.  It is one of our largest cost items, representing approximately 4% of net revenue for the year ended December 31, 2012. We cannot assure you that we will be able to renegotiate our paper contracts in the future or renegotiate without an increase to the fixed pricing currently agreed upon in the contracts. Changes in the supply of, or demand for, paper could affect market prices or delivery times. We do not engage in hedging activities to limit our exposure to increases in paper prices. In the future, the price of paper may fluctuate significantly due to changes in supply and demand. We cannot assure you that we will have access to paper in the necessary amounts or at reasonable prices or that any increases in paper costs would not have a material adverse effect on our business, results of operations and financial condition especially in light of our projected continuing decline in advertising sales.

Risks Related to the Proposed Merger with SuperMedia

1) The exchange ratios are fixed and will not be adjusted in the event of any change in either Dex One’s or SuperMedia’s stock price

Upon the closing of the proposed merger with SuperMedia (the "Transaction"), each share of Dex One common stock will be converted into 0.2 shares of Dex Media common stock and each share of SuperMedia common stock will be converted into the right to receive 0.4386 shares of Dex Media common stock. These exchange ratios will not be adjusted for changes in the market price of either Dex One or SuperMedia common stock between the signing of the Merger Agreement and the completion of the Transaction. Changes in the prices of Dex One common stock and SuperMedia common stock will affect the value of the Dex Media common stock that Dex One stockholders and SuperMedia stockholders will receive in the Transaction.

2) Dex One stockholders cannot be sure of the market value of the shares of Dex Media common stock to be issued upon completion of the Transaction

Dex One stockholders will each receive a fixed number of shares of Dex Media common stock in the Transaction. The market value of Dex One common stock at the time of the completion of the Transaction may vary significantly from the price on the date the Merger Agreement was executed, the date of filing of this Annual Report on Form 10-K, the date on which Dex One stockholders vote on the Transaction or the date on which the Dex One prepackaged bankruptcy plans become effective. Because the exchange ratio will not be adjusted to reflect any changes in the market price of Dex One common stock, the market value of the Dex Media common stock issued in the Transaction and the Dex One common stock surrendered in the Transaction may be higher or lower than the value of these shares on earlier dates. 100% of the Transaction consideration to be received by Dex One stockholders will be Dex Media common stock.

Changes in the market prices of Dex One common stock and SuperMedia common stock may result from a variety of factors that are beyond the control of Dex One or SuperMedia, including changes in their businesses, operations and prospects, regulatory considerations, governmental actions and legal proceedings and developments. Market assessments of the benefits of the Transaction, the likelihood that the Transaction will be completed and general and industry-specific market and economic conditions may also have an effect on the market price of Dex One common stock and SuperMedia common stock. Changes in market prices of SuperMedia common stock and Dex One common stock may also be caused by fluctuations and developments affecting domestic and global securities markets. Neither Dex One nor SuperMedia is permitted to terminate the Merger Agreement solely because of changes in the market price of either party’s respective common stock.

In addition, the Transaction may not be completed until a significant period of time has passed after the voting deadline to approve the Transaction with respect to other closing conditions in the Merger Agreement or the prepackaged bankruptcy plans. As a result, the market values of Dex One common stock or SuperMedia common stock may vary significantly from the date of the voting deadline to the date of the completion of the Transaction. You are urged to obtain up-to-date prices for Dex One common stock and SuperMedia common stock. There can be no assurance that the Transaction will be completed, that there will not be a delay in the completion of the Transaction or that all or any of the anticipated benefits of the Transactions will be obtained.

3) Failure to successfully combine the businesses of Dex One and SuperMedia or failure to do so in the expected time frame may adversely affect Dex Media’s future results

The success of the Transaction will depend, in part, on Dex Media’s ability to realize the anticipated benefits from combining the businesses of Dex One and SuperMedia. To realize these anticipated benefits, the businesses of Dex One and SuperMedia must be successfully combined. Historically, Dex One and SuperMedia have been independent companies, and they will continue to be operated as such until the completion of the Transaction. The management of Dex Media may face significant challenges in consolidating the functions of SuperMedia and Dex One, integrating the technologies, organizations, procedures, policies and operations of the two companies, as well as addressing the different business cultures at the two companies and retaining key personnel. If Dex One and SuperMedia do not successfully integrate their business operations, the anticipated benefits of the Transaction may not be realized fully or at all or may take longer to realize than expected. The integration may also be complex and time consuming and require substantial resources and effort. The integration process and other disruptions resulting from the Transaction may also disrupt each company’s ongoing businesses and/or adversely affect our relationships with employees, regulators and others with whom we have business or other dealings. There can be no assurance that Dex Media will be able to accomplish this integration process smoothly or successfully. In addition, the integration of certain operations following the Transaction will require the dedication of significant management resources, which will compete for management’s attention with its efforts to manage the day-to-day business of Dex Media. Even if Dex One and SuperMedia are able to integrate their business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, growth and operational efficiencies that may be possible from this integration, or that these benefits will be achieved within a reasonable period of time. Any inability to realize the full extent of, or any of, the anticipated cost savings and financial benefits of the Transaction, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of Dex Media, which may affect the market price of Dex Media common stock.

4) Dex One and SuperMedia will be subject to business uncertainties and contractual restrictions while the Transaction is pending

Uncertainty about the effect of the Transaction on employees and customers may have an adverse effect on Dex One or SuperMedia and consequently on Dex Media. These uncertainties may impair Dex One’s or SuperMedia’s ability to retain and motivate key personnel and could cause customers and others that deal with Dex One or SuperMedia to defer entering into contracts with Dex One or SuperMedia or making other decisions concerning Dex One or SuperMedia or seek to change existing business relationships with Dex One or SuperMedia. Certain of Dex One’s or SuperMedia’s commercial contracts contain change of control restrictions that may give rise to a right of termination or cancellation in connection with the Transaction. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the Transaction, SuperMedia’s and Dex One’s businesses could be harmed. In addition, the Merger Agreement restricts Dex One and SuperMedia from making certain acquisitions and taking other specified actions until the Transaction occurs without the consent of the other party. These restrictions may prevent Dex One and SuperMedia from pursuing attractive business opportunities that may arise prior to the completion of the Transaction.

5) The Merger Agreement limits Dex One’s ability to pursue alternatives to the Transaction

Each of Dex One and SuperMedia has agreed that it will not, among other things, solicit, initiate, encourage or facilitate, or engage in discussions, negotiations or agreements regarding, proposals to acquire 10% or more of the stock or assets of Dex One or SuperMedia, subject to limited exceptions, including that a party may take certain actions in the event it receives an unsolicited acquisition proposal that constitutes a superior proposal or is reasonably expected to lead to a superior proposal, and the party’s board of directors determines in good faith, after consultation with its outside legal counsel and financial advisor, that a failure to take action with respect to such takeover proposal would be inconsistent with its duties under applicable law. Each party has also agreed that its board of directors will not change its recommendation to its stockholders or approve any alternative agreement, subject to limited exceptions, including that, at any time prior to the applicable stockholder approval, the applicable board of directors may make a change in recommendation of the Transaction if such board concludes in good faith, after consultation with its outside legal counsel and financial advisor, that (1) the failure to take such action would be inconsistent with its duties under applicable laws, (2) if requested by the other party, its representatives shall have negotiated in good faith with the other party for three business days and (3) if such change in recommendation is related to an alternative acquisition proposal, that such proposal constitutes a superior proposal.

6) Members of both Dex One’s and SuperMedia’s management and certain directors have interests in the Transaction that are different from, or in addition to, your interests

Executive officers of Dex One and SuperMedia negotiated the terms of the Merger Agreement, and the Dex One and SuperMedia boards approved the Transaction and recommended that their respective stockholders vote to approve and adopt the Merger Agreement and related Transactions or, in the alternative, the prepackaged bankruptcy plans. In considering these facts and the other information contained in this document, you should be aware that some members of both Dex One’s and SuperMedia’s management and certain members of their boards have economic interests in the Transaction that are different from, or in addition to, the interests of Dex One stockholders and SuperMedia stockholders generally. These interests include, among others, continued service as a director or an executive officer of Dex Media, ownership interests in Dex Media and the accelerated vesting of certain equity awards and/or certain severance benefits, in connection with the Transaction. These interests, among others, may influence the directors and executive officers of Dex One and SuperMedia to support or approve the Transaction. In addition, some directors of each of Dex One and SuperMedia are associated with stockholders who are also debt holders of each of Dex One and SuperMedia, and therefore may have interests relating to the debt that are different from those relating to the equity.

7) Dex One stockholders will have a reduced ownership and voting interest after the Transaction and will exercise less influence over management

After the completion of the Transaction, the Dex One stockholders will own a smaller percentage of Dex Media than they currently own of Dex One. Upon completion of the Transaction, it is anticipated that Dex One stockholders will hold approximately 60% of the shares of common stock of Dex Media issued and outstanding immediately after the consummation of the Transaction. Consequently, Dex One stockholders, as a group, will have reduced ownership and voting power in Dex Media compared to their current ownership and voting power in Dex One.

8) The support of certain secured creditors of Dex One and SuperMedia for the necessary amendments to the applicable credit facilities is subject to the terms of support agreements between Dex One and certain of its secured creditors and SuperMedia and certain of its secured creditors, which are subject to termination

Dex One and SuperMedia have entered into support agreements with certain of their respective senior secured creditors. These support agreements provide, among other things, that the creditor parties will support the amendments to the Dex One or SuperMedia credit facilities and the Dex One or SuperMedia prepackaged bankruptcy plan, as applicable and will support the waiver of certain rights under the various credit agreements. The execution of the support agreements by those secured creditors is not a guarantee that the proposed financing amendments will become effective. As of the date of the filing of our Annual Report on Form 10-K, an insufficient number of creditors are party to the support agreement to cause the proposed financing amendments to be effective in an out of court process, and there is no assurance that Dex One or SuperMedia will ever obtain the support of the requisite numbers of creditors to do so. In addition, these support agreements are subject to automatic termination upon the occurrence of certain events, and to termination upon 10 business days’ notice (subject to cure) upon the occurrence of certain other events. If these support agreements are terminated, the senior secured lenders of Dex One or SuperMedia will have no obligation to support the financing amendments to the Dex One or SuperMedia credit facilities, as applicable, either through an out of court transaction or through a Chapter 11 process. The Transaction will not be consummated if the financing amendments are not approved.

9) Dex One, SuperMedia and Dex Media will incur significant Transaction and Transaction-related transition costs in connection with the Transaction

Dex One and SuperMedia expect that they and Dex Media will incur significant, non-recurring costs in connection with consummating the Transaction and integrating the operations of the two companies. Dex One and SuperMedia may incur additional costs to maintain employee morale and to retain key employees. Dex One and SuperMedia will also incur significant fees and expenses relating to amending existing credit facilities and legal, accounting and other Transaction fees and other costs associated with the Transaction. Some of these costs are payable regardless of whether the Transaction is completed. Upon termination of the Merger Agreement under specified circumstances, Dex One or SuperMedia may be required to pay the other party an expense reimbursement of up to a maximum amount of $7.5 million. Additionally, because the Transaction is being consummated through Chapter 11 Cases, each of Dex One and SuperMedia will incur significant, non-recurring costs in connection with the administration of the bankruptcy cases.

10) Dex One and, subsequently, Dex Media must continue to retain, motivate and recruit executives and other key employees, which may be difficult in light of uncertainty regarding the Transaction, and failure to do so could negatively affect Dex Media

For the Transaction to be successful, during the period before the Transaction is completed, Dex One and SuperMedia must continue to retain, motivate and recruit executives and other key employees. Moreover, Dex Media must be successful at retaining and motivating key employees following the completion of the Transaction. Experienced employees at both Dex One and SuperMedia are in high demand and competition for their talents can be intense. Employees of both Dex One and SuperMedia may experience uncertainty about their future roles with Dex Media until, or even after, strategies with regard to Dex Media are announced or executed. The potential distractions of the Transaction may adversely affect the ability of Dex One, SuperMedia or, following completion of the Transaction, Dex Media to retain, motivate and recruit executives and other key employees and keep them focused on applicable strategies and goals. A failure by Dex One, SuperMedia or, following the completion of the Transaction, Dex Media to attract, retain and motivate executives and other key employees during the period prior to or after the completion of the Transaction could have a negative impact on the businesses of Dex One, SuperMedia or Dex Media.

11) The market price for shares of Dex Media common stock may be affected by factors different from those affecting the market price for shares of SuperMedia common stock and Dex One common stock

Upon completion of the Transaction, holders of SuperMedia common stock and Dex One common stock will become holders of Dex Media common stock. The results of operations of Dex Media, as well as the market price of Dex Media common stock, may be affected by factors different from those currently affecting the results of operations and stock prices of SuperMedia and Dex One, including differences in stockholder composition, differences in Dex One’s and SuperMedia’s businesses and differences in Dex One’s and SuperMedia’s assets and capitalizations.

12) Upon the consummation of the Transaction, the Dex Media certificate of incorporation will include transfer restrictions on the Dex Media common stock and restrictions prohibiting the issuance of non-voting equity securities

The Merger Agreement provides that, upon the consummation of the Transaction, the Dex Media certificate of incorporation will include specific transfer restrictions on the Dex Media common stock to reduce the possibility of certain ownership changes occurring after the merger of Merger Sub with and into SuperMedia. These restrictions could impair the ability of certain stockholders to freely transfer shares of Dex Media common stock after the completion of the Transaction. In addition, the Dex Media certificate of incorporation will also include a provision prohibiting the issuance of non-voting equity securities to the extent necessary to satisfy the requirements of the Bankruptcy Code.

13) The shares of Dex Media common stock to be received by Dex One stockholders and SuperMedia stockholders as a result of the Transaction will have different rights from the shares of Dex One common stock and SuperMedia common stock

Upon the completion of the Transaction, both Dex One stockholders and SuperMedia stockholders will become Dex Media stockholders and their rights as stockholders will be governed by the certificate of incorporation and bylaws of Dex Media. The rights associated with both Dex One common stock and SuperMedia common stock are different from the rights associated with Dex Media common stock. In particular, there may be certain stock transfer restrictions on the Dex Media common stock, which will take effect upon the completion of the Transactions, which may help reduce, but not eliminate, the risk of unfavorable ownership changes.

14) Failure to complete the Transaction could negatively impact Dex One

If the Transaction is not completed, the ongoing business of Dex One may be adversely affected and there may be various consequences, including:

•
the adverse impact to the business of Dex One caused by the failure to pursue other beneficial opportunities due to the focus on the Transaction, without realizing any of the anticipated benefits of the Transaction;

•	the incurrence of substantial costs by Dex One in connection with the Transaction, without realizing any of the anticipated benefits of the Transaction;

•	if the Merger Agreement is terminated under certain circumstances, the payment by Dex One to SuperMedia in certain circumstances of an expense reimbursement of up to $7.5 million;

•	a negative impact on the market price of the common stock of Dex One;

•	the possibility of Dex One being unable to repay indebtedness when due and payable; and

•
Dex One pursuing Chapter 11 or Chapter 7 proceedings resulting in recoveries for creditors and stockholders that are less than contemplated under the prepackaged bankruptcy plans or resulting in no recovery for certain creditors and stockholders.

15) Satisfying the conditions to, and completion of, the Transaction may take longer than, and could cost more than, Dex One and SuperMedia expect. Any delay in completing, or any additional conditions imposed in order to complete, the Transaction may materially and adversely affect the synergies and other benefits that Dex One and SuperMedia expect to achieve from the Transaction and the integration of their respective businesses

The Transaction is subject to a number of conditions beyond Dex One’s and SuperMedia’s control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict when or whether these conditions will be satisfied. Furthermore, the requirements for obtaining any required regulatory clearances and approvals could delay the completion of the Transaction for a significant period of time or prevent it from occurring altogether. Any delay in completing the Transaction could cause the combined company not to realize some or all of the synergies that we expect to achieve if the Transaction is successfully completed in the expected time frame.

16) The Transaction may not qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code

If the Transaction is consummated, the parties intend that the SuperMedia Merger be treated as a “reorganization” within the meaning of Section 368(a) of the Code. However, such treatment is not free from doubt. In March of 2005, the Internal Revenue Service issued proposed regulations which, if finalized in their current form, would cause the SuperMedia Merger to be a fully taxable transaction. The proposed regulations purport to resolve an uncertainty under current law and would generally require that there be an “exchange of net value” in order for a transaction to qualify as a reorganization. In the context of a reverse triangular merger, the exchange of net value requirement in the proposed regulations is not met where the liabilities of the corporation whose stock is surrendered in the exchange (in this case, SuperMedia) are in excess of its assets. In the absence of conclusive authority requiring that there be an exchange of net value in order for a transaction to qualify as a reorganization, Dex One and SuperMedia intend to take the position that the SuperMedia Merger be treated as a reorganization. No opinion from legal counsel has been given regarding whether the Dex One or SuperMedia Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code, and neither Dex One nor SuperMedia have requested, nor do they intend to request, a ruling from the Internal Revenue Service regarding the U.S. federal income tax consequences of the Transaction. As a result, there can be no assurance that the Internal Revenue Service will not assert, or that a court would not sustain, a position contrary to the parties' intended treatment of the SuperMedia Merger.

Risks Related to the Prepackaged Bankruptcy Plans and Other Bankruptcy Law Considerations

1) The prepackaged bankruptcy plans may have a material adverse effect on Dex One’s and SuperMedia’s operations

The commencement of Chapter 11 Cases could adversely affect the relationships between Dex One and SuperMedia and their respective customers, employees, partners and others. There is a risk, due to uncertainty about Dex One’s and SuperMedia’s future, that, among other things:

•
Dex One’s and SuperMedia’s customers’ confidence in the abilities of Dex One and SuperMedia, respectively, to produce and deliver their products and services could erode, resulting in a significant decline in Dex One’s and SuperMedia’s revenues, profitability and cash flow;

•	it may become more difficult to retain, attract or replace key employees;

•	employees could be distracted from performance of their duties or more easily attracted to other career opportunities; and

•
Dex One’s and SuperMedia’s suppliers, vendors, and service providers could terminate their relationships with Dex One or SuperMedia, respectively, or require financial assurances or enhanced performance, subject to Dex One’s and SuperMedia’s assertions in the Bankruptcy Court of certain protections under the Bankruptcy Code.

2) The Bankruptcy Court may not confirm the prepackaged bankruptcy plans or may require Dex One and SuperMedia to re-solicit votes with respect to the prepackaged bankruptcy plans

Neither Dex One nor SuperMedia can assure you that the prepackaged bankruptcy plans will be confirmed by the Bankruptcy Court. Section 1129 of the Bankruptcy Code, which sets forth the requirements for confirmation of a plan of reorganization, requires, among other things, a finding by the Bankruptcy Court that the plan of reorganization is “feasible,” that all claims and interests have been classified in compliance with the provisions of Section 1122 of the Bankruptcy Code, and that, under the plan of reorganization, each holder of a claim or interest within each impaired class either accepts the plan of reorganization or receives or retains cash or property of a value, as of the date the plan of reorganization becomes effective, that is not less than the value such holder would receive or retain if the debtor were liquidated under Chapter 7 of the Bankruptcy Code. There can be no assurance that the Bankruptcy Court will conclude that the feasibility test and other requirements of Section 1129 of the Bankruptcy Code have been met with respect to the prepackaged bankruptcy plans.

In addition, there can be no assurance that modifications to the prepackaged bankruptcy plans would not be required for confirmation, or that such modifications would not require a re-solicitation of votes on the prepackaged bankruptcy plans.

Moreover, the Bankruptcy Court could fail to approve the disclosure statement sent to Dex One’s and SuperMedia’s senior secured lenders and determine that the votes in favor of the prepackaged bankruptcy plans should be disregarded. Dex One and SuperMedia then would be required to recommence the solicitation process, which would include re-filing plans of reorganization and disclosure statements. Typically, this process involves a 60 to 90 day period and includes a court hearing for the required approval of a disclosure statement, followed (after bankruptcy court approval) by another solicitation of claim and interest holder votes for the plan of reorganization, followed by a confirmation hearing which the Bankruptcy Court will determine whether the requirements for confirmation have been satisfied, including the requisite claim and interest holder acceptances.

If the prepackaged bankruptcy plans are not confirmed, Dex One’s and SuperMedia’s reorganization cases may be converted into a case under Chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate either Dex One’s or SuperMedia’s assets, as applicable, for distribution in accordance with the priorities established by the Bankruptcy Code. Dex One and SuperMedia believe that liquidation under Chapter 7 of the Bankruptcy Code would result in, among other things, smaller distributions being made to creditors than those provided for in the prepackaged bankruptcy plans because of:

•	the likelihood that Dex One’s and SuperMedia’s assets would need to be sold or otherwise disposed of in a less orderly fashion over a short period of time;

•	additional administrative expenses involved in the appointment of a trustee; and

•
additional expenses and claims, some of which would be entitled to priority, which would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of Dex One’s and SuperMedia’s operations.

3) The Bankruptcy Court may find the solicitation of acceptances inadequate

Usually, votes to accept or reject a plan of reorganization are solicited after the filing of a petition commencing a Chapter 11 case. Nevertheless, a debtor may solicit votes prior to the commencement of a Chapter 11 case in accordance with Sections 1125(g) and 1126(b) of the Bankruptcy Code and Bankruptcy Rule 3018(b). The Federal Rules of Bankruptcy Procedure are referred to as the “Bankruptcy Rules.” Sections 1125(g) and 1126(b) of the Bankruptcy Code and Bankruptcy Rule 3018(b) require that:

•	solicitation comply with applicable non-bankruptcy law;

•	the plan of reorganization be transmitted to substantially all creditors and other interest holders entitled to vote; and

•	the time prescribed for voting is not unreasonably short.

With regard to solicitation of votes prior to the commencement of a bankruptcy case, if the Bankruptcy Court concludes that the requirements of Bankruptcy Rule 3018(b) have not been met, then the Bankruptcy Court could deem such votes invalid, whereupon the prepackaged bankruptcy plans could not be confirmed without a resolicitation of votes to accept or reject the prepackaged bankruptcy plans. While Dex One and SuperMedia believe that the requirements of Sections 1125(g) and 1126(b) of the Bankruptcy Code and Bankruptcy Rule 3018(b) will be met, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

4) Even if Dex One and SuperMedia receive all necessary acceptances necessary for the prepackaged bankruptcy plans to become effective, either Dex One or SuperMedia may fail to meet all conditions precedent to effectiveness of the Dex One prepackaged bankruptcy plan or the SuperMedia prepackaged plan, as applicable

Although Dex One and SuperMedia believe that the effective date will occur very shortly after confirmation of the prepackaged bankruptcy plans, there can be no assurance as to such timing. The confirmation and effectiveness of the prepackaged bankruptcy plans are subject to certain conditions that may or may not be satisfied. Neither Dex One nor SuperMedia can assure you that all requirements for confirmation and effectiveness required under the prepackaged bankruptcy plans will be satisfied.

5) A claim or interest holder may object to, and the Bankruptcy Court may disagree with, either Dex One’s or SuperMedia’s classifications of Claims and Interests

Section 1122 of the Bankruptcy Code provides that a plan may place a claim or an interest in a particular class only if such claim is substantially similar to the other claims or interests of such class. Although Dex One and SuperMedia believe that the classifications of Claims and Interests under the prepackaged bankruptcy plans complies with the requirements set forth in the Bankruptcy Code, once any Chapter 11 Cases have been commenced, a Claim or Interest holder could challenge the classification. In such event, the cost of the prepackaged bankruptcy plans and the time needed to confirm the prepackaged bankruptcy plans may increase, and neither Dex One nor SuperMedia can assure you that the Bankruptcy Court will agree with its classification of Claims and Interests. If the Bankruptcy Court concludes that either or both of the classifications of Claims and Interests under the prepackaged bankruptcy plans do not comply with the requirements of the Bankruptcy Code, Dex One or SuperMedia may need to modify the Dex One prepackaged bankruptcy plan or the SuperMedia prepackaged plan, respectively. Such modification could require a re-solicitation of votes on either or both of the prepackaged bankruptcy plans. The prepackaged bankruptcy plans may not be confirmed if the Bankruptcy Court determines that either or both of Dex One’s or SuperMedia’s classifications of Claims and Interests is not appropriate.

6) The SEC, the United States Trustee, or other parties may object to the prepackaged bankruptcy plans on account of the third-party release provisions

Any party in interest, including the SEC and the United States Trustee, could object to either or both of the prepackaged bankruptcy plans on the grounds that the third-party releases are not given consensually or in a permissible non-consensual manner. In response to such an objection, the Bankruptcy Court could determine that the third-party releases are not valid under the Bankruptcy Code. If the Bankruptcy Court made such a determination, neither the Dex One prepackaged bankruptcy plan nor SuperMedia prepackaged bankruptcy plan, as applicable, could be confirmed without being modified to remove the third party release provisions. This could result in substantial delay in confirmation of either or both of the prepackaged bankruptcy plans or either or both of the prepackaged bankruptcy plans not being confirmed.

7) Contingencies may affect distributions to holders of allowed Claims and Interests

The distributions available to holders of allowed Claims and Interests under the prepackaged bankruptcy plans can be affected by a variety of contingencies, including whether the Bankruptcy Court orders certain allowed claims to be subordinated to other allowed claims. The occurrence of any and all such contingencies could affect distributions under the prepackaged bankruptcy plans.

8) Other parties in interest might be permitted to propose alternative plans of reorganization that may be less favorable to certain of Dex One’s and SuperMedia’s constituencies than the prepackaged bankruptcy plans

Other parties in interest could seek authority from the Bankruptcy Court to propose an alternative plan of reorganization. Under the Bankruptcy Code, a debtor-in-possession initially has the exclusive right to propose and solicit acceptances of a plan of reorganization for a period of 120 days from the filing. However, such exclusivity period can be reduced or terminated upon order of the Bankruptcy Court. If such an order were to be entered, other parties in interest would then have the opportunity to propose alternative plans of reorganization.

If other parties in interest were to propose an alternative plan of reorganization following expiration or termination of Dex One’s and SuperMedia’s exclusivity periods, such a plan may be less favorable to existing equity interest holders and may seek to exclude these holders from retaining any equity under their plan. Alternative plans of reorganization also may treat less favorably the claims of a number of other constituencies, including the senior secured creditors, Dex One’s and SuperMedia’s employees and Dex One’s and SuperMedia’s trading partners and customers. Dex One and SuperMedia consider maintaining relationships with their senior secured creditors, common stockholders, employees and trading partners and customers as critical to maintaining the value of Dex Media following consummation of the Transaction, and have sought to treat those constituencies accordingly. However, proponents of alternative plans of reorganization may not share Dex One’s and SuperMedia’s assessments and may seek to impair the claims of such constituencies to a greater degree. If there were competing plans of reorganization, Dex One’s and SuperMedia’s reorganization cases likely would become longer, more complicated and much more expensive. If this were to occur, or if Dex One’s or SuperMedia’s employees or other constituencies important to Dex One’s or SuperMedia’s business reacted adversely to an alternative plan of reorganization, the adverse consequences discussed in the first risk factor in this section discussing risks related to the prepackaged bankruptcy plans also could occur.

9) Dex One’s or SuperMedia’s business may be negatively affected if Dex One or SuperMedia is unable to assume its executory contracts

An executory contract is a contract on which performance remains due to some extent by both parties to the contract. The prepackaged bankruptcy plans provide for the assumption of all executory contracts and unexpired leases, unless designated on a schedule of rejected contracts. Dex One and SuperMedia intend to preserve as much of the benefit of their existing contracts and leases as possible. However, with respect to some limited classes of executory contracts, including licenses with respect to patents or trademarks, either Dex One or SuperMedia may need to obtain the consent of the counterparty to maintain the benefit of the contract. There is no guarantee that such consent either would be forthcoming or that conditions would not be attached to any such consent that makes assuming the contracts unattractive. Either Dex One or SuperMedia, as applicable, then would be required to either forego the benefits offered by such contracts or to find alternative arrangements to replace them.

10) Material transactions could be set aside as fraudulent conveyances or preferential transfers

Certain payments received by stakeholders prior to the bankruptcy filing could be challenged under applicable debtor/creditor or bankruptcy laws as either a “fraudulent conveyance” or a “preferential transfer.” A fraudulent conveyance occurs when a transfer of a debtor’s assets is made with the intent to defraud creditors or in exchange for consideration that does not represent reasonably equivalent value to the property transferred. A preferential transfer occurs upon a transfer of property of the debtor while the debtor is insolvent for the benefit of a creditor on account of an antecedent debt owed by the debtor that was made on or within 90 days before the date of filing of the bankruptcy petition or one year before the date of filing of the petition, if the creditor, at the time of such transfer was an insider. If any transfer was challenged in the Bankruptcy Court and found to have occurred with regard to any of Dex One’s or SuperMedia’s material transactions, a bankruptcy court could order the recovery of all amounts received by the recipient of the transfer.

11) Either Dex One or SuperMedia may be unsuccessful in obtaining first day orders to permit it to pay its key suppliers and its employees, or to continue to perform customer programs, in the ordinary course of business

Dex One and SuperMedia have tried to address potential concerns of their key customers, vendors, employees and other parties in interest that might arise from the filing of the prepackaged bankruptcy plans through a variety of provisions incorporated into or contemplated by the prepackaged bankruptcy plans, including Dex One’s and SuperMedia’s intentions to seek appropriate court orders to permit Dex One and SuperMedia to pay their pre-petition and post petition accounts payable to parties in interest in the ordinary course. However, there can be no guarantee that either Dex One or SuperMedia will be successful in obtaining the necessary approvals of the Bankruptcy Court for such arrangements or for every party in interest Dex One or SuperMedia may seek to treat in this manner, and, as a result, Dex One’s and SuperMedia’s businesses might suffer.

12) Neither Dex One nor SuperMedia can predict the amount of time that it will spend in bankruptcy for the purpose of implementing the Dex One prepackaged bankruptcy plan or the SuperMedia prepackaged bankruptcy plan, respectively, and a lengthy bankruptcy proceeding could disrupt Dex One’s or SuperMedia’s business, as well as impair the prospect for reorganization on the terms contained in the prepackaged bankruptcy plans

While both Dex One and SuperMedia expect that Chapter 11 Cases filed solely for the purpose of implementing the prepackaged bankruptcy plans will be of short duration and would not be unduly disruptive to the either Dex One’s or SuperMedia’s business, neither Dex One nor SuperMedia can be certain that this necessarily will be the case. Although the prepackaged bankruptcy plans are designed to minimize the length of the bankruptcy proceedings, it is impossible to predict with certainty the amount of time that either Dex One or SuperMedia may spend in bankruptcy, and neither Dex One nor SuperMedia can be certain that either the Dex One prepackaged bankruptcy plan or the SuperMedia prepackaged bankruptcy plan would be confirmed. Even if confirmed on a timely basis, a bankruptcy proceeding to confirm the prepackaged bankruptcy plans could itself have an adverse effect on either Dex One’s or SuperMedia’s business. There is a risk, due to uncertainty about Dex One’s and SuperMedia’s futures, that, among other things:

•	customers could move to Dex One’s and SuperMedia’s competitors, including competitors that have comparatively greater financial resources and that are in comparatively less financial distress;

•	employees could be distracted from performance of their duties or more easily attracted to other career opportunities; and

•
business partners could terminate their relationship with either Dex One or SuperMedia or demand financial assurances or enhanced performance, any of which could impair either Dex One’s or SuperMedia’s prospects.

A lengthy bankruptcy proceeding also would involve additional expenses and divert the attention of management from the operation of Dex One’s and SuperMedia’s businesses, as well as create concerns for employees, suppliers and customers.

The disruption that bankruptcy proceedings would have upon Dex One’s and SuperMedia’s businesses could increase with the length of time it takes to complete the proceeding. If either Dex One or SuperMedia is unable to obtain confirmation of either the Dex One prepackaged bankruptcy plan or the SuperMedia prepackaged bankruptcy plan on a timely basis, because of a challenge to either the Dex One prepackaged bankruptcy plan or the SuperMedia prepackaged bankruptcy plan or otherwise, either Dex One or SuperMedia may be forced to operate in bankruptcy for an extended period of time while it tries to develop a different reorganization plan that can be confirmed. A protracted bankruptcy case could increase both the probability and the magnitude of the adverse effects described above.

13) Either Dex One or SuperMedia may seek to amend, waive, modify or withdraw either the Dex One prepackaged bankruptcy plan or the SuperMedia prepackaged bankruptcy plan, respectively, at any time prior to the confirmation of the prepackaged bankruptcy plans

Dex One and SuperMedia reserve the right, prior to the confirmation or substantial consummation thereof, subject to the provisions of Section 1127 of the Bankruptcy Code and applicable law and the Dex One support agreement and the SuperMedia support agreement, respectively, to amend the terms of the Dex One prepackaged bankruptcy plan or the SuperMedia prepackaged bankruptcy plan, respectively, or waive any conditions thereto if and to the extent such amendments or waivers are necessary or desirable to consummate the prepackaged bankruptcy plans. The potential impact of any such amendment or waiver on the holders of Claims and Interests cannot presently be foreseen but may include a change in the economic impact of the prepackaged bankruptcy plans on some or all of the proposed classes or a change in the relative rights of such classes. All holders of Claims and Interests will receive notice of such amendments or waivers required by applicable law and the Bankruptcy Court. If, after receiving sufficient acceptances, but prior to confirmation of the prepackaged bankruptcy plans, either Dex One or SuperMedia seeks to modify the Dex One prepackaged bankruptcy plan or the SuperMedia prepackaged bankruptcy plan, as applicable, the previously solicited acceptances will be valid only if (1) all classes of adversely affected creditors and interest holders accept the modification in writing or (2) the Bankruptcy Court determines, after notice to designated parties, that such modification was de minimis or purely technical or otherwise did not adversely change the treatment of holders accepting Claims and Interests or is otherwise permitted by the Bankruptcy Code.

14) Dex One or SuperMedia may object to the amount or classification of a claim or interest

Except as otherwise provided in the prepackaged bankruptcy plans, Dex One and SuperMedia reserve the right to object to the amount or classification of any claim or interest under either the Dex One prepackaged bankruptcy plan or SuperMedia prepackaged bankruptcy plan, respectively. The estimates set forth in this document cannot be relied on by any holder of a claim or interest where such claim or interest is subject to an objection. Any holder of a claim or interest that is subject to an objection thus may not receive its expected share of the estimated distributions described in this document.

15) The Bankruptcy Court may not approve Dex One’s or SuperMedia’s use of cash collateral

If the Chapter 11 Cases are filed, Dex One and SuperMedia will ask the Bankruptcy Court to authorize Dex One and SuperMedia, respectively, to use cash collateral to fund the Chapter 11 Cases. Such access to cash collateral will provide liquidity during the pendency of the Chapter 11 Cases. There can be no assurance that the Bankruptcy Court will approve such use of cash collateral on the terms requested. Moreover, if the Chapter 11 Cases take longer than expected to conclude, either Dex One or SuperMedia may exhaust their available cash collateral. There can be no assurance that either Dex One or SuperMedia will be able to obtain an extension of the right to use cash collateral, in which case, the liquidity necessary for the orderly functioning of either Dex One’s and SuperMedia’s businesses may be impaired materially.

16) The confirmation and consummation of the prepackaged bankruptcy plans could be delayed

Dex One and SuperMedia estimate that the process of obtaining confirmation of the prepackaged bankruptcy plans by the Bankruptcy Court will last approximately 30 to 60 days from the date of the commencement of the Chapter 11 Cases, but it could last considerably longer if, for example, confirmation is contested or the conditions to confirmation or consummation are not satisfied or waived.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table details the location and general character of the material properties used by the Company to conduct its business as of March 1, 2013:

Property Location	Approximate Square Footage	Purpose	Lease Expiration
Lone Tree, CO (1)	143,000	Sales and Administration	2014
Cary, NC	105,000	Corporate Headquarters	2016
Overland Park, KS (1)(2)	64,000	Sales and Operations	2016
Morrisville, NC (1)(2)	56,000	Operations and Information Technology	2015
Maple Grove, MN (1)	28,000	Sales and Operations	2014
Beaverton, OR (1)	27,000	Sales and Operations	2013
Phoenix, AZ (1)	26,000	Sales and Operations	2013
Bristol, TN (2)	25,000	Sales and Operations	Owned
Santa Monica, CA (3)	22,000	Digital Operations	2014
Tinley Park, IL (2)	21,000	Sales and Operations	2014
Omaha, NE (1)	20,000	Sales	2015
Lombard, IL (2)	20,000	Sales and Operations	2016

(1) Represents facilities utilized by Dex Media, Inc., our direct wholly-owned subsidiary, and its direct and indirect subsidiaries, to conduct their operations. The Company intends to extend the leases and reduce the square footage of the Beaverton, OR and Phoenix, AZ properties that expire in 2013.
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
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

During the years ended December 31, 2012 and 2011, Dex One’s common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “DEXO.” On December 4, 2012, the NYSE notified the Company that we had fallen below one of the NYSE's continued listing standards, as the Company had not maintained an average closing price of its common stock over a consecutive 30 trading-day period equal to or exceeding $1.00 per share. On January 3, 2013, the NYSE notified the Company that we were back in compliance with the $1.00 per share continued listing requirement.

On February 27, 2013, the NYSE notified Dex One that it had commenced proceedings to delist the Company's common stock from the NYSE because the Company did not meet its continued listing standard that requires us to maintain an average total market capitalization over a consecutive 30 trading-day period equal to or exceeding $100 million. The Company has filed an appeal with the NYSE regarding this determination. During the appeal process, the Company anticipates that its common stock will continue to trade on the NYSE bearing the indicator "BC" until it is either delisted or becomes compliant. Please refer to our Current Report on Form 8-K filed with the SEC on February 28, 2013 for additional information.

On March 1, 2013, the closing bid or ask market price of Dex One common stock was $1.79 and there were four registered holders of record of our common stock.
 The table below presents the high and low sales price of the Company’s common stock for each quarter of the last two years.

	2012		2011
	High	Low	High	Low

1st Quarter	$2.32	$1.17	$9.42	$3.87
2nd Quarter	$1.38	$0.73	$5.09	$1.61
3rd Quarter	$1.96	$0.99	$2.96	$0.54
4th Quarter	$1.89	$0.72	$1.92	$0.36

Dex One did not pay any common stock dividends during the years ended December 31, 2012 and 2011.

Our various debt instruments contain financial restrictions that place limitations on our ability to pay dividends in the future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information regarding these instruments and agreements and relevant limitations thereunder.

Share Repurchases
No shares of Dex One common stock were repurchased during the fourth quarter of 2012.

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

The following table sets forth securities outstanding under existing equity compensation plans, as well as securities remaining available for future issuance under those plans, in each case as of December 31, 2012.

Equity Compensation Plan Information

Plan category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders:
EIP (1)	2,025,508	$7.80	1,420,766
CEO Stock-Based Awards (2)	800,000	19.94	—
Other stock-based awards (3)	50,000	6.97	—
Total	2,875,508	$11.17	1,420,766

(1)	The EIP was approved by the Bankruptcy Court pursuant to the Plan of Reorganization in January 2010.

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

Stockholder Return Performance Graph

The following performance graph compares the cumulative total stockholder return on the Company's common stock for the period February 1, 2010 (the first day our new common stock began trading on the NYSE following our emergence from Chapter 11) through December 31, 2012 with the returns of the Russell 2000 Index and the S&P 400 Advertising Index, assuming an investment of $100 on February 1, 2010 and the reinvestment of all dividends. Since RHD's common stock was cancelled in connection with our restructuring, stock performance prior to February 1, 2010 does not provide a meaningful comparison and is not being provided.

	2/1/10	3/31/10	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12
Dex One	$100.00	$83.19	$56.62	$36.59	$22.23	$14.42	$7.54	$1.67	$4.95	$4.23	$2.76	$3.72	$4.71
Russell 2000 Index	$100.00	$118.38	$87.09	$109.50	$133.79	$124.31	$90.94	$56.59	$91.37	$107.69	$95.03	$123.14	$128.76
S&P 400 Advertising Index	$100.00	$111.39	$100.04	$110.98	$128.63	$138.46	$135.81	$105.73	$121.61	$136.28	$131.06	$137.46	$139.41

ITEM 6.	SELECTED FINANCIAL DATA

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

	Successor Company			Predecessor Company
	Years Ended December 31,		Eleven Months Ended December 31, 2010 (1)	One Month Ended January 31, 2010 (1)	Years Ended December 31,
(in thousands, except share and per share data)	2012	2011			2009	2008
Statements of Comprehensive Income (Loss) Data:
Net revenue	$1,300,009	$1,480,623	$830,887	$160,372	$2,202,447	$2,616,811
Impairment charges (2)	—	(801,074)	(1,159,266)	—	(7,337,775)	(3,870,409)
Operating income (loss)	125,729	(430,367)	(1,294,256)	64,074	(6,797,503)	(3,005,717)
Gain on sale of assets, net (3)	—	13,437	—	—	—	—
Gain on debt repurchases, net (4)	139,555	—	—	—	—	265,166
Reorganization items, net (5)	—	—	—	7,793,132	(94,768)	—
Net income (loss)	$62,401	$(518,964)	$(923,592)	$6,920,009	$(6,453,293)	$(2,298,327)

Earnings (Loss) Per Share:
Basic	$1.23	$(10.35)	$(18.46)	$100.27	$(93.67)	$(33.41)
Diluted	$1.23	$(10.35)	$(18.46)	$100.21	$(93.67)	$(33.41)

Shares Used in Computing Earnings (Loss) Per Share:
Basic	50,643	50,144	50,020	69,013	68,896	68,793
Diluted	50,653	50,144	50,020	69,052	68,896	68,793

Balance Sheet Data:
Total assets (6)	$2,835,418	$3,460,204	$4,488,848	$5,913,482	$4,498,794	$11,880,709
Long-term debt, including current maturities (6)	2,009,638	2,510,357	2,737,221	3,264,578	3,554,776	9,622,256
Liabilities subject to compromise (6)	—	—	—	—	6,352,813	—
Shareholders’ equity (deficit) (6)	40,609	(9,867)	525,916	1,450,784	(6,919,048)	(493,375)

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
See Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies – Identifiable Intangible Assets and Goodwill” for additional information on the impairment charges recorded during 2011 and 2010.
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

(4)
As a result of financing activities conducted during 2012, the Company recorded gains on debt repurchases of $139.6 million during the year ended December 31, 2012. See Item 8, "Financial Statements and Supplementary Data" - Note 1, "Business and Basis of Presentation - Significant Financing Developments" for additional information.

As a result of financing activities conducted during 2008, the Predecessor Company recorded a gain on debt repurchases of $265.2 million during the year ended December 31, 2008.

(5)
Reorganization items directly associated with the process of reorganizing the business under Chapter 11 have been recorded on a separate line item on the consolidated statement of comprehensive income (loss). The Predecessor Company recorded $7.8 billion of net reorganization items during the one month ended January 31, 2010 comprised of a $4.5 billion gain on reorganization / settlement of liabilities subject to compromise and fresh start accounting adjustments of $3.3 billion. For the year ended December 31, 2009, the Predecessor Company recorded $94.8 million of net reorganization items. See Item 8, “Financial Statements and Supplementary Data” – Note 3, “Fresh Start Accounting and Reorganization Items, Net” for additional information.

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

This Item should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in Item 8, “Financial Statements and Supplementary Data.” Unless otherwise indicated or as the context may otherwise indicate, the terms “Dex One,” “Successor Company,” “Company,” “Parent Company,” “we,” “us” and “our” refer to Dex One Corporation and its direct and indirect wholly-owned subsidiaries subsequent to the Effective Date, which is defined below. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of Dex One as of and for the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010.

Dex One became the successor registrant to R.H. Donnelley Corporation (“RHD” “Predecessor Company,” “we,” “us” and “our” for operations prior to January 29, 2010, the “Effective Date”) upon emergence from Chapter 11 proceedings under Title 11 of the U.S. Bankruptcy Code (“Chapter 11” or the "Bankruptcy Code") on the Effective Date. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of RHD as of and for the one month ended January 31, 2010.

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

Recent Trends and Developments Related to Our Business

Agreement and Plan of Merger

On August 20, 2012, Dex One entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SuperMedia Inc., (“SuperMedia”), Newdex, Inc., a direct wholly owned subsidiary of the Company ("Newdex"), and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newdex (“Merger Sub”) (collectively, the "Merger Entities"), providing for the business combination of Dex One and SuperMedia. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) Dex One will merge with and into Newdex, with Newdex as the surviving entity (the “Dex Merger”) and (ii) immediately following consummation of the Dex Merger, Merger Sub will merge with and into SuperMedia, with SuperMedia as the surviving entity and becoming a direct wholly owned subsidiary of Newdex (the “SuperMedia Merger” and together with the Dex Merger, the “Mergers”). As a result of the Mergers, Newdex, as successor to Dex One, will be renamed Dex Media, Inc. (“Dex Media”) and become a newly listed company.

On December 5, 2012, the Merger Entities entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”), which upholds the basic economic terms and strategic merits of the Mergers included in the original Merger Agreement, and, among other things, (i) extends the date on which a party may unilaterally terminate the Amended and Restated Merger Agreement from December 31, 2012 to June 30, 2013, (ii) reduces the number of directors of Dex Media after the effectiveness of the Mergers from eleven to ten, and (iii) provides that if either Dex One or SuperMedia is unable to obtain the requisite consents to the Mergers from its stockholders and to the contemplated amendments to its respective financing agreements from its senior secured lenders, the Mergers may be effected through voluntary pre-packaged plans under Chapter 11 of the Bankruptcy Code. Because we were unable to obtain the requisite consents to the contemplated amendments to our financing agreements from our senior secured lenders to effectuate the Mergers, the Company voluntarily filed a pre-packaged bankruptcy under Chapter 11 on March 18, 2013. See "Filing of Voluntary Petitions in Chapter 11" below.
Completion of the Mergers is subject to certain conditions stated in the Amended and Restated Merger Agreement. See Item 8, "Financial Statements and Supplementary Data" - Note 1, "Business and Basis of Presentation - Agreement and Plan of Merger" for summarized information on the Amended and Restated Merger Agreement. In addition, please refer to the Amended and Restated Merger Agreement filed with a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") on December 6, 2012 for detailed information on the terms and conditions of the Amended and Restated Merger Agreement. See Item 1A, "Rick Factors” for risks and uncertainties associated with the proposed merger.

Support and Limited Waiver Agreement
On December 5, 2012, Dex One also entered into a Support and Limited Waiver Agreement (the “Support Agreement”) with certain lenders, administrative agents and collateral agents under its senior secured credit facilities. Under the Support Agreement, Dex One has agreed, consistent with its obligations under the Amended and Restated Merger Agreement, to take any and all reasonably necessary and appropriate actions (i) in furtherance of the Mergers and the financing amendments to its senior secured credit facilities, (ii) to distribute a disclosure statement to its lenders under the senior secured credit facilities and solicit their votes to accept Dex One's pre-packaged plan of reorganization, and (iii) if Dex One elects to effect the Mergers and financing amendments through a Chapter 11 case, to file for Chapter 11 and seek confirmation of its pre-packaged plan by the bankruptcy court.
See Item 8, "Financial Statements and Supplementary Data" - Note 1, "Business and Basis of Presentation - Support and Limited Waiver Agreement" for summarized information on the Support Agreement. In addition, please refer to the Support Agreement filed with a Current Report on Form 8-K with the SEC on December 6, 2012 for detailed information on the terms and conditions of the Support Agreement.

Filing of Voluntary Petitions in Chapter 11
On March 18, 2013 (the "Petition Date"), Dex One and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the Bankruptcy Court seeking Chapter 11 relief under the provisions of the Bankruptcy Code. The Chapter 11 cases are being jointly administered under the caption In re Dex One Corporation, et al. (the “Chapter 11 Cases”). The Debtors will continue to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In connection with the Chapter 11 Cases, the Company has made information available on its website, www.DexOne.com, including its proposed plan of reorganization and disclosure statement describing the terms of the plan of reorganization and other information concerning the Company.

The filing of the Chapter 11 Cases triggered an event of default that rendered the remaining financial obligations under the Company's $300.0 million Initial Aggregate Principal Amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”) and senior secured credit facilities automatically and immediately due and payable. The Debtors believe that any efforts to enforce the financial obligations under the Dex One Senior Subordinated Notes and senior secured credit facilities are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court.

We anticipate confirmation of our plan of reorganization by the Bankruptcy Court, emergence from the Chapter 11 proceedings and consummation of the Mergers to occur in the first half of 2013, although there can be no assurance that these objectives will occur within the expected timeframe or at all. See Item 1A, "Rick Factors” for risks and uncertainties associated with the prepackaged bankruptcy plans and other bankruptcy law considerations.

Going Concern

Item 8, "Financial Statements and Supplementary Data" - Note 1, "Business and Basis of Presentation - Going Concern” contains a statement indicating that certain events could impact our ability to continue as a going concern. The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) the Company's voluntary Chapter 11 bankruptcy filing on March 18, 2013 and the impact it has or could have on our outstanding debt, (2) the Company's highly leveraged capital structure and the current maturity date of our senior secured credit facilities of October 24, 2014, and (3) the significant negative impact on our operating results and cash flows associated with our print products primarily as a result of (i) customer attrition, (ii) declines in overall advertising spending by our customers, (iii) the significant impact of the weak local business conditions on consumer spending in our clients' markets, (iv) an increase in competition and more fragmentation in local business search and (v) the migration of customers to digital marketing solutions. These circumstances and events raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time.
Since filing for Chapter 11 was done solely to effectuate the contemplated amendments to our financing agreements and the Mergers and we expect that no unsecured creditors of the Company will be impacted as a result of filing Chapter 11 as stated in our plan of reorganization, we anticipate that filing for Chapter 11 will not significantly impact our financial position, results of operations and cash flows through the Chapter 11 proceedings. If the Bankruptcy Court's stay on the acceleration provisions of our outstanding debt remains in effect until our emergence from Chapter 11 as expected, our current financial projections indicate that management expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and meet debt service requirements through the Chapter 11 proceedings and for at least the next 12-15 months.
Management's objectives for the proposed merger and contemplated amendments to our financing agreements position the Company to operate as a going concern upon emergence from Chapter 11 and for a reasonable period of time thereafter. However, no assurances can be made that these objectives will be attained.
See Item 1A, "Rick Factors” for risks and uncertainties associated with the Company's ability to continue as a going concern.

Significant Financing Developments

On March 20, 2012, the Company announced the commencement of a cash tender offer to purchase the maximum aggregate principal amount of our outstanding Dex One Senior Subordinated Notes for $26.0 million. See Item 8, "Financial Statements and Supplementary Data" - Note 1, "Business and Basis of Presentation - Significant Financing Developments" for additional information on the cash tender offer to repurchase the Dex One Senior Subordinated Notes. On April 19, 2012, under the terms and conditions of the Offer to Purchase, the Company utilized cash on hand of $26.5 million to repurchase $98.2 million aggregate principal amount of Dex One Senior Subordinated Notes, representing 27% of par value ("Note Repurchases"). The Note Repurchases have been accounted for as an extinguishment of debt resulting in a non-cash, pre-tax gain of $70.8 million during the year ended December 31, 2012 consisting of the difference between the par value and purchase price of the Dex One Senior Subordinated Notes, offset by fees associated with the Note Repurchases. The following table provides the calculation of the net gain on Note Repurchases for the year ended December 31, 2012:

Year Ended December 31, 2012
Dex One Senior Subordinated Notes (repurchased at 27% of par)	$98,222
Total purchase price	(26,520)
Fees associated with the Note Repurchases	(910)
Net gain on Note Repurchases	$70,792

On March 9, 2012, R.H. Donnelley Inc. ("RHDI"), Dex Media East, Inc. ("DME Inc.") and Dex Media West, Inc. ("DMW Inc.") each entered into the First Amendment (the "Amendments") to the amended and restated RHDI credit facility (“RHDI Amended and Restated Credit Facility”), the amended and restated DME Inc. credit facility (“Dex Media East Amended and Restated Credit Facility”) and the amended and restated DMW Inc. credit facility (“Dex Media West Amended and Restated Credit Facility”) (collectively, the "Credit Facilities"), respectively, with certain financial institutions. The Amendments permit RHDI, DME Inc. and DMW Inc. to make open market repurchases and retire loans under their respective Credit Facilities at a discount to par through December 31, 2013, provided that such discount is acceptable to those lenders who choose to participate. See Item 8, "Financial Statements and Supplementary Data" - Note 1, "Business and Basis of Presentation - Significant Financing Developments" for additional information on the Amendments and the offers to repurchase loans under the respective Credit Facilities.

On March 23, 2012, RHDI, DME Inc. and DMW Inc. collectively utilized cash on hand of $69.5 million to repurchase loans under the Credit Facilities of $142.1 million ("Credit Facility Repurchases"). The Credit Facility Repurchases have been accounted for as an extinguishment of debt resulting in a non-cash, pre-tax gain of $68.8 million during the year ended December 31, 2012, consisting of the difference between the par value and purchase price of the Credit Facilities, offset by accelerated amortization of fair value adjustments to our Credit Facilities that were recognized in conjunction with our adoption of fresh start accounting and fees associated with the Credit Facility Repurchases. The following table provides detail of the Credit Facility Repurchases and the calculation of the net gain on Credit Facility Repurchases for the year ended December 31, 2012:

Year Ended December 31, 2012
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

The Note Repurchases and the Credit Facility Repurchases are hereby collectively referred to as the "Debt Repurchases." The net gains on Debt Repurchases for the year ended December 31, 2012 were $139.6 million.

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

The Company currently projects that these challenging conditions associated with our print products will continue for the foreseeable future, and, as such, our print revenues, advertising sales and bookings, as well as overall operating results, cash flow and liquidity, will continue to be adversely impacted. Therefore, the Company’s historical operating results will not be indicative of future operating performance. In addition, our long-term financial forecast does not anticipate material improvements in local business conditions in the near future.

As more fully described below in “Results of Operations – Net Revenues,” our method of recognizing print revenue under the deferral and amortization method results in delayed recognition of advertising sales whereby recognized revenues reflect the amortization of advertising sales consummated in prior periods as well as advertising sales consummated in the current period. Accordingly, the Company’s projected decline in print advertising sales will result in a decline in print revenues recognized in future periods. In addition, any improvements in local business conditions will not have a significant immediate impact on our print revenues.

Our Plan

As more fully described in Item 1, “Business,” we are a marketing solutions company that helps local businesses and consumers connect. Our proprietary and affiliate provided marketing solutions combine multiple media platforms, which drive large volumes of consumer leads to our customers and assist our customers with managing their messaging to those consumers. Our proprietary marketing solutions include our Dex published yellow pages directories, our Internet yellow pages site, DexKnows.com and our mobile application, Dex Mobile. Our digital lead generation solutions are powered by our search engine marketing product, DexNet, which extends our customers’ reach to our leading Internet and mobile partners to attract consumers searching for local businesses, products and services within our markets.

In conjunction with the Company's continuous evaluation of strategic alternatives in response to the challenging industry and economic environment we face, in August 2012, we announced the proposed merger between Dex One and SuperMedia. The purpose of this proposed transaction is to increase market share and improve our competitive position while benefiting from improved operating scale, significant service and cost synergies and enhanced cash flow, preserving access to tax attributes to offset future taxable income, and to better position the combined entity to retire debt with amended and extended credit facilities. See "Recent Trends and Developments Related to Our Business - Agreement and Plan of Merger” above for additional information on the proposed merger.

The Company continues to work on improving the value we deliver to our customers by (1) providing targeted solution bundles that combine offline and online media platforms, which includes our Dex Guaranteed Actions ("DGA") program and (2) expanding the number of platforms and media through which we deliver their message to consumers. Our growing list of marketing solutions includes local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, web sites, mobile web sites, reputation management, network display ads, online video development and promotion, keyword optimization strategies and programs, distribution strategies, social media marketing and tracking and reporting. In addition, as the Company continues to transition to a compete-and-collaborate business model, we believe that partnerships will enable us to offer a broader and more robust array of products and services to our customers without the risks, capital investment, and ongoing maintenance associated with in-house development.

We also continue to invest in our business and our people through strategic programs, initiatives and technology such as: (1) the Dex One Account Management System, which provides the ability for customers to log in and make real-time changes to their online marketing as well as view real-time performance data and also enables our marketing consultants to construct proposals on their mobile devices wherever they may be, (2) the Dex One Sales Academy, which provides initial training, ongoing knowledge and skills enhancement, and additional support to marketing consultants throughout the business, (3) the Digital Mastery Training Program, which focuses on advanced product knowledge and selling strategies and provides additional development for our marketing consultants, (4) the Digital Media Learning Program, which provides our marketing consultants the resources needed to obtain a Google sales certification, and (5) sales force technology, with the use of WebEx virtual sales presentations for our telephone marketing consultants and the purchase of iPads for our premise marketing consultants. We recently made a strategic change to centralize the telephone marketing consultants from our local markets to three inside sales center locations in Overland Park, Kansas, Denver, Colorado and Omaha, Nebraska. In these locations we expect to be able to leverage scale of resources for greater efficiency and focus equally across the geography we serve as well as out of market opportunities. We also expect to be able to utilize state of the art telephone technology to increase reach, contact rates and efficiencies. The Overland Park center was fully staffed in 2011 and the Denver and Omaha centers were fully staffed during 2012. We believe these strategic investments will help us drive incremental revenue over time.

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

The Company's strategic objective is to build on our existing strengths and assets to maximize value for our shareholders and other constituents. Despite the challenging industry and economic environment we face, the Company has taken significant steps towards reducing its leverage by obtaining the Amendments to our Credit Facilities in March 2012, which resulted in the repurchase of $142.1 million of loans under our Credit Facilities at a purchase price of $69.5 million. In addition, in April 2012 we repurchased $98.2 million aggregate principal amount of Dex One Senior Subordinated Notes for a purchase price of $26.5 million. We retain the option of making additional repurchases of our outstanding debt below par in the future, as permitted.
Impairment and Useful Life Analysis

The Company reviews the carrying value of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. Based on our evaluation during the year ended December 31, 2012, we concluded that the carrying amounts of our definite-lived intangible assets and other long-lived assets were recoverable.

The Company evaluates the remaining useful lives of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible assets and other long-lived assets would be amortized prospectively over that revised remaining useful life. The Company evaluated the remaining useful lives of its definite-lived intangible assets and other long-lived assets as of December 31, 2012 by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit we have over competing independent publishers in our markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on our evaluation of these factors as of December 31, 2012, the Company has determined that the estimated useful lives of intangible assets presented in Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies – Identifiable Intangible Assets and Goodwill” reflect the period they are expected to contribute to future cash flows and are therefore deemed appropriate. During the first quarter of 2012, the Company performed the same evaluation of the remaining useful lives of its definite-lived intangible assets and other long-lived assets. Based on our evaluation of these factors during the first quarter 2012, the Company determined that the estimated useful lives of our directory services agreements, local and national customer relationships and tradenames and trademarks no longer reflected the period they were expected to contribute to future cash flows. Therefore, the Company reduced the estimated useful lives of these intangible assets. As a result of reducing the estimated useful lives of the intangible assets noted above, the Company experienced an increase in amortization expense of $161.6 million during 2012.

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

Labor Unions
Our unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”) or the Communication Workers of America (“CWA”). Dex Media’s collective bargaining agreement with the IBEW expires in May 2015 and Dex Media’s collective bargaining agreement with the CWA expires in March 2016.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements, provided that all the information is presented in a single location, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles ("GAAP") to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012 and as such the Company will adopt ASU effective January 1, 2013.
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

We have reviewed other accounting pronouncements that were issued as of December 31, 2012, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

Critical Accounting Estimates
The preparation of financial statements in accordance with GAAP requires management to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s and the Predecessor Company’s reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or when changes in the estimate are reasonably likely to occur from period to period, and could materially impact the Company’s and the Predecessor Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting policies as of December 31, 2012 are discussed in Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies.” The critical estimates inherent in these accounting policies as of December 31, 2012 are discussed below. Management believes the current assumptions and other considerations used to estimate these amounts in the Company’s consolidated financial statements are appropriate.

Identifiable Intangible Assets and Goodwill

Identifiable Intangible Assets

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

The Company reviews the carrying value of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. The Company reviewed the following information, estimates and assumptions during the year ended December 31, 2012 to determine if the carrying amounts of our definite-lived intangible assets and other long-lived assets were recoverable:

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

Based on our evaluation during the year ended December 31, 2012, we concluded that the carrying amounts of our definite-lived intangible assets and other long-lived assets were recoverable.

At December 31, 2012, the net carrying value of our intangible assets totaled $1,832.7 million. Amortization expense related to the Company’s intangible assets was $349.4 million, $187.1 million and $167.0 million for the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010, respectively. Amortization expense of the Predecessor Company for the one month ended January 31, 2010 was $15.6 million. Had the aggregate net book value of our intangible assets as of December 31, 2012 been impaired by 1%, net income for the year ended December 31, 2012 would have been adversely impacted by approximately $20.2 million. See Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies – Identifiable Intangible Assets and Goodwill” for additional information on our intangible assets. The combined weighted average useful life of our identifiable intangible assets at December 31, 2012 is 9 years. The weighted average useful lives and amortization methodology for each of our identifiable intangible assets at December 31, 2012 are shown in the following table:

Intangible Asset	Remaining Weighted Average Useful Lives	Amortization Methodology
Directory services agreements	9 years	Income forecast method (1)
Local customer relationships	8 years	Income forecast method (1)
National customer relationships	8 years	Income forecast method (1)
Trade names and trademarks	8 years	Straight-line method
Technology, advertising commitments and other	5 years	Income forecast method (1)

(1)
These identifiable intangible assets are being amortized under the income forecast method, which assumes the value derived from these intangible assets is greater in the earlier years and steadily declines over time.

The Company evaluates the remaining useful lives of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible assets and other long-lived assets would be amortized prospectively over that revised remaining useful life. The Company evaluated the remaining useful lives of its definite-lived intangible assets and other long-lived assets as of December 31, 2012 by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit we have over competing independent publishers in our markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on our evaluation of these factors as of December 31, 2012, the Company has determined that the estimated useful lives of intangible assets presented above reflect the period they are expected to contribute to future cash flows and are therefore deemed appropriate. Had the remaining useful lives of the intangible assets been shortened by 10%, net income for the year ended December 31, 2012 would have been adversely impacted by $26.5 million.

During the first quarter of 2012, the Company performed the same evaluation of the remaining useful lives of its definite-lived intangible assets and other long-lived assets. Based on our evaluation of these factors during the first quarter 2012, the Company determined that the estimated useful lives of our directory services agreements, local and national customer relationships and tradenames and trademarks no longer reflected the period they were expected to contribute to future cash flows. Therefore, the Company reduced the estimated useful lives of these intangible assets. See Item 8, “Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies – Identifiable Intangible Assets and Goodwill” for additional information. As a result of reducing the estimated useful lives of the intangible assets noted above, the Company experienced an increase in amortization expense of $161.6 million during 2012.

Goodwill
Goodwill of $2.1 billion was recorded in connection with the Company’s adoption of fresh start accounting as discussed in Item 8, “Financial Statements and Supplementary Data” - Note 3, “Fresh Start Accounting and Reorganization Items, Net” and represented the excess of the reorganization value of Dex One over the fair value of identified tangible and intangible assets. As of December 31, 2012, the Company has no recorded goodwill at any of its reporting units. Historically, goodwill was not amortized but was subject to impairment testing on an annual basis as of October 31st or more frequently if indicators of potential impairment existed. Goodwill was tested for impairment at the reporting unit level, which represents one level below an operating segment in accordance with FASB Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other (“FASB ASC 350”). As of December 31, 2012, the Company’s reporting units are RHDI, DME Inc and DMW Inc.

Impairment Evaluation

During the second quarter of 2011, the Company concluded there were indicators of impairment and as a result, we performed an impairment test of our goodwill and an impairment recoverability test of our definite-lived intangible assets and other long-lived assets. The testing results of our definite-lived intangible assets and other long-lived assets indicated they were recoverable and thus no impairment test was required. Based upon the testing results of our goodwill, we determined that the remaining goodwill assigned to each of our reporting units was fully impaired and thus recognized an aggregate goodwill impairment charge of $801.1 million during the year ended December 31, 2011. Please refer to our Annual Report on From 10-K for the year ended December 31, 2011 for additional information including the methodology, estimates and assumptions used in our impairment testing.

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

The change in the carrying amount of goodwill since it was established in fresh start accounting on the Fresh Start Reporting Date is as follows:

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

Allowance for Doubtful Accounts and Sales Claims
The Company records revenue net of an allowance for sales claims. In addition, the Company records a provision for bad debts. The provision for bad debts and allowance for sales claims are estimated based on historical experience. The Company also evaluates the current condition of customer balances, bankruptcy filings, any change in credit policy, historical charge-off patterns, recovery rates and other data when determining an allowance for doubtful accounts reserve. The Company reviews these estimates periodically to assess whether additional adjustment is needed based on economic events or other circumstances, including actual experience at the end of the billing and collection cycle. The Company believes that the allowance for doubtful accounts and sales claims is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the factors noted above or in the overall economy could materially change these expectations. The provisions for sales claims and doubtful accounts are estimated based on a percentage of revenue. Accordingly, an additional 1% change in either of these allowance percentages would have impacted net income for the year ended December 31, 2012 by approximately $14.4 million.

Pension Benefits
The Company’s pension plan obligations and related assets of the defined benefit pension plans are presented in Item 8, “Financial Statements and Supplementary Data” - Note 9, “Benefit Plans.” Plan assets consist primarily of marketable equity and debt instruments and are valued using market quotations. The determination of plan obligations and annual pension expense requires management to make a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the long-term expected return on plan assets. For the years ended December 31, 2012 and 2011, eleven months ended December 31, 2010 and one month ended January 31, 2010, the Company and the Predecessor Company utilized a yield curve to determine the appropriate discount rate for each of the defined benefit pension plans based on the individual plans’ expected future cash flows. Asset returns are based upon the long-term anticipated average rate of earnings expected on invested funds of the plan.

The following assumptions were used in determining the Company’s net periodic benefit expense (income) for the Dex One Retirement Plan and Dex Media Pension Plan, which are defined in Item 8, "Financial Statements and Supplementary Data" - Note 9, "Benefit Plans":

	Dex One Retirement Plan			Dex Media Pension Plan
	Years Ended December 31,		Eleven Months Ended December 31, 2010	May 1, 2012 through December 31, 2012	January 1, 2012 through April 30, 2012	June 1, 2011 through December 31, 2011	January 1, 2011 through May 31, 2011	Eleven Months Ended December 31, 2010
	2012	2011
Weighted average discount rate	4.51%	5.30%	5.70%	4.22%	4.38%	4.95%	5.06%	5.70%
Expected return on plan assets	7.50%	8.00%	8.00%	7.50%	7.50%	8.00%	8.00%	8.00%

The following assumptions were used in determining the Predecessor Company’s net periodic benefit income for the Dex One Retirement Plan and Dex Media Pension Plan:

	Dex One Retirement Plan	Dex Media Pension Plan
	One Month Ended January 31, 2010
Weighted average discount rate	5.70%	5.70%
Expected return on plan assets	8.00%	8.00%

Net periodic pension expense recognized by the Company during the year ended December 31, 2012 was $1.9 million. A 1% increase in the discount rate would affect net income for the year ended December 31, 2012 by less than $0.1 million and a 1% decrease in the discount rate would affect net income for the year ended December 31, 2012 by approximately $1.8 million. A 1% increase or decrease in the long-term rate of return on plan assets would affect net income for the year ended December 31, 2012 by approximately $2.0 million. Net periodic pension expense (income) recognized by the Company and the Predecessor Company during the year ended December 31, 2011, eleven months ended December 31, 2010 and one month ended January 31, 2010 was $1.0 million, $(3.5) million and $(0.1) million, respectively.

On December 31, 2012 and April 30, 2012, settlements of the Dex Media Pension Plan and Dex One Pension Benefit Equalization Plan ("PBEP") occurred as a result of restructuring activities. At that time, year-to-date lump sum payments to participants exceeded the sum of the service cost plus interest cost components of the net periodic benefit cost for the period. These settlements resulted in the recognition of an actuarial loss of $3.7 million for the year ended December 31, 2012.

On December 31, 2011, settlements of the Dex One Retirement Plan and Dex Media Pension Plan occurred and on May 31, 2011, settlements of the Dex Media Pension Plan occurred. These settlements resulted in the recognition of actuarial losses of $2.7 million for the year ended December 31, 2011. During the second quarter of 2010, we recognized a one-time curtailment gain of $3.8 million associated with the departure of the Company’s former Chief Executive Officer.

Stock-Based Compensation
The fair value of our stock options and stock appreciation rights (“SARs”) that do not have a market condition is calculated using the Black-Scholes model at the time the stock-based awards are granted. The fair value of our stock options and SARs that have a market condition is calculated using the Monte Carlo model at the time the stock-based awards are granted. The use of the Black-Scholes and Monte Carlo models require significant judgment and the use of estimates, particularly for assumptions such as expected volatility, risk-free interest rates and expected lives to value stock-based awards, forfeiture rates to recognize stock-based compensation expense, and derived service periods for allocation of stock-based compensation expense associated with stock-based awards that have a market condition. The Company granted 0.4 million, 1.8 million and 2.1 million stock options and SARs during the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010, respectively. The Company granted 0.7 million, 0.6 million and 0.2 million shares of restricted stock and/or restricted stock units during the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010, respectively. The Predecessor Company did not grant any stock options, SARs or restricted stock during the one month ended January 31, 2010. The Company used an estimated weighted average forfeiture rate in determining stock-based compensation expense of 6.4%, 6.3% and 8.9% for the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010, respectively. The Predecessor Company used an estimated weighted average forfeiture rate in determining stock-based compensation expense of 10.2% for January 2010. The following assumptions were used in valuing stock-based awards and for recognition and allocation of stock-based compensation expense for the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010, respectively:

	Years Ended December 31,		Eleven Months Ended December 31, 2010
	2012	2011
Expected volatility	63.8%	43.0%	37.3%
Risk-free interest rate	1.2%	2.9%	2.6%
Expected life	6.3 Years	8.9 Years	7.1 Years
Derived service period (grants using Monte Carlo model)	N/A	3.6 Years	3.6 Years
Forfeiture rate	6.4%	6.3%	8.9%
Dividend yield	—%	—%	—%

Since the Company recently emerged from bankruptcy, we do not have sufficient Company-specific historical data in order to determine certain assumptions used for valuing stock-based awards. As such, the Company utilized Company-specific historical data as well as peer and competitive company data in order to estimate the expected volatility assumption used for valuing stock-based awards during the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010. The expected life represents the period of time that stock-based awards granted are expected to be outstanding. The Company estimated the expected life by using the simplified method permitted by Staff Accounting Bulletin No. 110, Use of a Simplified Method in Developing Expected Term of Share Options, as these stock-based awards satisfied the “plain vanilla” criteria. The simplified method calculates the expected life as the average of the vesting and contractual terms of the award. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted by the Company. During the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010, the Company used actual voluntary turnover data to estimate a weighted average forfeiture rate. The Predecessor Company used historical data to estimate a weighted average forfeiture rate for the one month ended January 31, 2010. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. Derived service periods associated with stock-based awards that have a market condition were calculated by determining the average time until the Company’s stock price reached the given exercise price across the Monte Carlo simulations. For simulations where the stock price did not reach the exercise price, the Company has excluded such paths.

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

Fair Value of Financial Instruments
At December 31, 2012 and 2011, the fair value of cash and cash equivalents, accounts receivable, net and accounts payable and accrued liabilities approximated their carrying value based on the net short-term nature of these instruments. All of the Company’s assets and liabilities were fair valued as of the Fresh Start Reporting Date in connection with our adoption of fresh start accounting. See our Annual Report on Form 10-K for the year ended December 31, 2010 for detailed information on the methodology and assumptions used to value our assets and liabilities in conjunction with our adoption of fresh start accounting. Estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

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

As required by FASB ASC 820, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company had interest rate swaps with a notional amount of $300.0 million and $500.0 million at December 31, 2012 and 2011, respectively, and interest rate caps with a notional amount of $200.0 million and $400.0 million at December 31, 2012 and 2011, respectively, that are measured at fair value on a recurring basis. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and 2011, respectively, and the level within the fair value hierarchy in which the fair value measurements were included.

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Derivatives:	December 31, 2012	December 31, 2011
Interest Rate Swap – Liabilities	$(413)	$(2,694)
Interest Rate Cap – Assets	$—	$5

There were no transfers of assets or liabilities into or out of Levels 1, 2 or 3 during the years ended December 31, 2012 or 2011. The Company has established a policy of recognizing transfers between levels in the fair value hierarchy as of the end of a reporting period.

The Company’s long-term debt obligations are not measured at fair value on a recurring basis, however we present the fair value of the Dex One Senior Subordinated Notes and Credit Facilities in Item 8, “Financial Statements and Supplementary Data” - Note 5, “Long-Term Debt.” The Company has utilized quoted market prices, where available, to compute the fair market value of these long-term debt obligations at December 31, 2012 and 2011. The Dex One Senior Subordinated Notes are categorized within Level 1 of the fair value hierarchy and our Credit Facilities are categorized within Level 2 of the fair value hierarchy.

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

Fair value for our derivative instruments was derived using pricing models based on a market approach. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value for each of our derivative instruments incorporate specific contract terms for valuation inputs, including effective dates, maturity dates, interest rate swap pay rates, interest rate cap rates and notional amounts, as disclosed and presented in Item 8, “Financial Statements and Supplementary Data” - Note 6, “Derivative Financial Instruments,” interest rate yield curves, and the creditworthiness of the counterparty and the Company. Counterparty credit risk and the Company’s credit risk could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. At December 31, 2012, the impact of applying counterparty credit risk and/or the Company's credit risk in determining the fair value of our derivative instruments was not material.

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

Benefit Plan Assets
The fair value of the assets held in the Dex One Retirement Account Master Trust (“Master Trust”) at December 31, 2012 and 2011, by asset category, is as follows:

	Fair Value Measurements at December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs
	Total	(Level 1)	(Level 2)
Cash and cash equivalents	$1,450	$1,450	$—
U.S. Government securities (a)	23,309	—	23,309
Common/collective trusts (b)	62,031	—	62,031
Corporate debt (c)	17,806	—	17,806
Corporate stock (d)	17,234	17,234	—
Registered investment companies (e)	21,298	21,298	—
Fixed income and equity futures (g)	1,005	1,005	—
Credit default swaps (h)	12	—	12
Collective Fund - Group Trust (i)	33,828	—	33,828
Total	$177,973	$40,987	$136,986

	Fair Value Measurements at December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs
	Total	(Level 1)	(Level 2)
Cash and cash equivalents	$15	$15	$—
U.S. Government securities (a)	18,686	—	18,686
Common/collective trusts (b)	66,188	—	66,188
Corporate debt (c)	21,146	—	21,146
Corporate stock (d)	18,476	18,476	—
Registered investment companies (e)	19,631	19,631	—
Real estate investment trust (f)	127	127	—
Fixed income and equity futures (g)	1,066	1,066	—
Credit default swaps (h)	95	—	95
Collective Fund - Group Trust (i)	28,928	—	28,928
Total	$174,358	$39,315	$135,043

(a)
This category includes investments in U.S. Government bonds, government mortgage-backed securities, index-linked government bonds, guaranteed commercial paper, short-term treasury bills and notes. Fair value for these assets is determined using a bid evaluation process of observable, market based inputs effective as of the last business day of the plan year.

(b)
This category includes investments in two common/collective funds of which 78% is invested in stocks comprising the Russell 1000 equity index and the remaining 22% is comprised of short-term investments at December 31, 2012 and 82% is invested in stocks comprising the Russell 1000 equity index and the remaining 18% is comprised of short-term investments at December 31, 2011. Fair value for these assets is calculated based upon a compilation of observable market information.

(c)
This category includes investments in corporate bonds, commercial mortgage-backed and asset-backed securities and collateralized mortgage obligations. Fair value for these assets is determined using a bid evaluation process of observable, market based inputs effective as of the last business day of the plan year.

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

(g)
This category includes investments in 5, 10 and 20 year U.S. Treasury bond futures and equity index futures. Fair value for these assets is determined based on settlement prices recognized in an active market or exchange.

(h)	This category includes investments in credit default swaps. Fair value for these assets is determined based on a mid evaluation process using observable, market based inputs.

(i)
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
See Item 8, “Financial Statements and Supplementary Data” - Note 9, “Benefit Plans,” for further information regarding our benefit plans.

RESULTS OF OPERATIONS

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Net Revenues

The components of our net revenues for the years ended December 31, 2012 and 2011 were as follows:

	Years Ended December 31,
(amounts in millions)	2012	2011	$ Change	% Change
Gross advertising revenues	$1,294.2	$1,475.0	$(180.8)	(12.3)%
Sales claims and allowances	(13.3)	(15.9)	2.6	16.4
Net advertising revenues	1,280.9	1,459.1	(178.2)	(12.2)
Other revenues	19.1	21.5	(2.4)	(11.2)
Total	$1,300.0	$1,480.6	$(180.6)	(12.2)%

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

Gross advertising revenues of $1,294.2 million for the year ended December 31, 2012 declined $180.8 million, or 12.3%, from gross advertising revenues of $1,475.0 million for the year ended December 31, 2011. The decline in gross advertising revenues for the year ended December 31, 2012 is related to our print products, primarily as a result of continuing declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our customers’ markets, (4) an increase in competition and more fragmentation in local business search and (5) the migration of customers to digital marketing solutions. The decline in gross advertising revenues is also a result of recognizing approximately one month of revenues from Business.com in 2011 with no comparable revenues in 2012. Declines in print advertising revenues are partially offset by increased advertising revenues associated with our digital marketing solutions, driven by new partnerships, a focus on providing targeted solution bundled packages to our customers, new digital products and services and the migration of customers to digital marketing solutions.

Expenses

The components of our expenses for the years ended December 31, 2012 and 2011 were as follows:

	Years Ended December 31,
(amounts in millions)	2012	2011	$ Change	% Change
Production and distribution expenses	$283.7	$287.2	$(3.5)	(1.2)%
Selling and support expenses	344.5	426.8	(82.3)	(19.3)
General and administrative expenses	127.4	144.1	(16.7)	(11.6)
Depreciation and amortization expenses	418.7	251.8	166.9	66.3
Impairment charges	—	801.1	(801.1)	(100.0)
Total	$1,174.3	$1,911.0	$(736.7)	(38.6)%

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

Production and Distribution Expenses

Production and distribution expenses for the year ended December 31, 2012 were $283.7 million compared to production and distribution expenses of $287.2 million for the year ended December 31, 2011. The primary components of the $3.5 million, or 1.2%, decrease in production and distribution expenses for the year ended December 31, 2012 were as follows:

(amounts in millions)	Year Ended December 31, 2012
Lower print, paper and distribution expenses	$(25.0)
Higher Internet production and distribution expenses	27.4
All other, net	(5.9)
Total decrease in production and distribution expenses for the year ended December 31, 2012	$(3.5)

Print, paper and distribution expenses for the year ended December 31, 2012 declined $25.0 million compared to print, paper and distribution expenses for the year ended December 31, 2011 primarily due to lower page volumes associated with declines in print advertisements, as well as ongoing PPO initiatives to reduce print-related costs.

Internet production and distribution expenses for the year ended December 31, 2012 increased $27.4 million compared to Internet production and distribution expenses for the year ended December 31, 2011 primarily due to increased DexNet traffic costs driven by higher sales volume and cost per click rates. The increase in Internet production and distribution expenses is also attributable to higher volume in other digital products and services.

The decrease in All other, net for the year ended December 31, 2012 of $5.9 million is primarily due to declines in other print-related expenses resulting from ongoing PPO initiatives.

Selling and Support Expenses

Selling and support expenses for the year ended December 31, 2012 were $344.5 million compared to selling and support expenses of $426.8 million for the year ended December 31, 2011. The primary components of the $82.3 million, or 19.3%, decrease in selling and support expenses for the year ended December 31, 2012 were as follows:

(amounts in millions)	Year Ended December 31, 2012
Lower commissions and salesperson expenses	$(32.2)
Lower bad debt expense	(19.7)
Lower advertising expenses	(9.2)
Lower directory publishing expenses	(6.8)
Lower marketing expenses	(5.4)
Lower billing, credit and collection expenses	(3.7)
All other, net	(5.3)
Total decrease in selling and support expenses for the year ended December 31, 2012	$(82.3)

Commissions and salesperson expenses for the year ended December 31, 2012 declined $32.2 million compared to commissions and salesperson expenses for the year ended December 31, 2011 primarily due to lower print advertising sales and its effect on variable-based commissions, as well as lower headcount and related expenses.

Bad debt expense for the year ended December 31, 2012 declined $19.7 million compared to bad debt expense for the year ended December 31, 2011 primarily due to effective credit and collections practices, which have driven improvements in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers and advertising sales.

Advertising expenses for the year ended December 31, 2012 declined $9.2 million compared to advertising expenses for the year ended December 31, 2011 primarily due to a reduction in media spend.

Directory publishing expenses for the year ended December 31, 2012 declined $6.8 million compared to directory publishing expenses for the year ended December 31, 2011 primarily due to declines in print advertisements and lower headcount.

Marketing expenses for the year ended December 31, 2012 declined $5.4 million compared to marketing expenses for the year ended December 31, 2011 primarily due to lower headcount.

Billing, credit and collection expenses for the year ended December 31, 2012 declined $3.7 million compared to billing, credit and collection expenses for the year ended December 31, 2011 primarily due to lower headcount.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the year ended December 31, 2012 were $127.4 million compared to G&A expenses of $144.1 million for the year ended December 31, 2011. The primary components of the $16.7 million, or 11.6%, decrease in G&A expenses for the year ended December 31, 2012 were as follows:

(amounts in millions)	Year Ended December 31, 2012
Restructuring charges incurred in 2011	$(25.0)
Lower general corporate expenses	(9.7)
Merger transaction and integration expenses	11.8
Severance and related expenses incurred in 2012	6.0
All other, net	0.2
Total decrease in G&A expenses for the the year ended December 31, 2012	$(16.7)

During the fourth quarter of 2010, the Company initiated a restructuring plan that included headcount reductions, consolidation of responsibilities and vacating leased facilities, which continued into 2011 (“Restructuring Actions”). As a result of the Restructuring Actions, the Company recognized a restructuring charge of $25.0 million during the year ended December 31, 2011. There were no restructuring charges recognized in conjunction with the Restructuring Actions during the year ended December 31, 2012.

General corporate expenses for the year ended December 31, 2012 declined $9.7 million compared to general corporate expenses for the year ended December 31, 2011 due to lower headcount and related expenses and lower professional fees.

During the year ended December 31, 2012, the Company recognized merger transaction and integration expenses of $11.8 million related to the proposed merger between Dex One and SuperMedia.

During the year ended December 31, 2012, the Company recognized severance and related expenses of $6.0 million that were unrelated to the Restructuring Actions.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the year ended December 31, 2012 were $418.7 million compared to depreciation and amortization expenses of $251.8 million for the year ended December 31, 2011. Amortization of intangible assets was $349.4 million for the year ended December 31, 2012 compared to $187.1 million for the year ended December 31, 2011. The significant increase in intangible asset amortization expense for the year ended December 31, 2012 is a result of accelerated amortization expense due to the reduction in estimated useful lives of our directory services agreements, local and national customer relationships and tradenames and trademarks during the first quarter of 2012. See Item 8, "Financial Statements and Supplementary Data" - Note 2 - "Summary of Significant Accounting Policies - Identifiable Intangible Assets and Goodwill" for additional information. Depreciation of fixed assets and amortization of computer software was $69.2 million for the year ended December 31, 2012 compared to $64.7 million for the year ended December 31, 2011. The increase in depreciation of fixed assets and amortization of computer software for the year ended December 31, 2012 is primarily due to software development capital projects placed into service during 2012 as well as accelerated depreciation expense associated with the closure of facilities and disposal of assets during 2012.

Impairment Charges

During the second quarter of 2011, the Company concluded there were indicators of impairment and as a result, we performed an impairment test of our goodwill and an impairment recoverability test of our definite-lived intangible assets and other long-lived assets. The testing results of our definite-lived intangible assets and other long-lived assets indicated they were recoverable and thus no impairment test was required. Based upon the testing results of our goodwill, we determined that the remaining goodwill assigned to each of our reporting units was fully impaired and thus recognized an aggregate goodwill impairment charge of $801.1 million during the year ended December 31, 2011. Please refer to our Annual Report on From 10-K for the year ended December 31, 2011 for additional information including the methodology, estimates and assumptions used in our impairment testing.

Operating Income (Loss)

Operating income (loss) was $125.7 million for the year ended December 31, 2012 compared to $(430.4) million for the year ended December 31, 2011. The change in operating income (loss) for the year ended December 31, 2012 is primarily due to goodwill impairment charge recognized in the second quarter of 2011. The change in operating income (loss) for the year ended December 31, 2012 is also a result of continuing declines in print revenues as well as the increase in depreciation and amortization expenses described above, partially offset by declines in operating expenses also described above.

Gain on Debt Repurchases, Net

As a result of the Debt Repurchases, we recognized non-cash, pre-tax gains of $139.6 million during the year ended December 31, 2012. See Item 8, "Financial Statements and Supplementary Data" - Note 1 - "Business and Basis of Presentation - Significant Financing Developments" for additional information.

Gain on Sale of Assets, Net

On February 14, 2011, we completed the sale of substantially all net assets of Business.com, including long-lived assets, domain names, trademarks, brands, intellectual property, related content and technology platform. As a result, we recognized a gain on the sale of these assets of $13.4 million during the year ended December 31, 2011.

Interest Expense, Net

Net interest expense of the Company was $196.0 million for the year ended December 31, 2012 compared to $226.8 million for the year ended December 31, 2011. The decrease in net interest expense for the year ended December 31, 2012 is primarily due to lower outstanding debt as a result of mandatory and accelerated debt repayments, partially offset by an increase in net interest expense as a result of the Company's election to make paid-in-kind ("PIK") interest payments on the Dex One Senior Subordinated Notes for the semi-annual interest periods ending September 30, 2012 and March 31, 2012.

Certain costs associated with the Credit Facility Repurchases have been capitalized and are included in other non-current assets on the consolidated balance sheets. These costs will be amortized to interest expense over the terms of the related debt agreements using the effective interest method. Amortization of deferred financing costs included in interest expense was $1.7 million for the year ended December 31, 2012.

In conjunction with our adoption of fresh start accounting and reporting on the Fresh Start Reporting Date, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $24.5 million and $27.8 million for the years ended December 31, 2012 and 2011, respectively.

During the first quarter of 2010, we entered into interest rate swap and interest rate cap agreements that are not designated as cash flow hedges. The Company’s interest expense includes income of $2.3 million and $3.4 million for the years ended December 31, 2012 and 2011, respectively, resulting from the change in fair value of these interest rate swaps and interest rate caps.

Income Taxes

Our quarterly income tax (provision) benefit for income taxes is measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented.
For the year ended December 31, 2012, we recorded an income tax (provision) of $(6.9) million, which represents an effective tax rate of (10%). The effective tax rate for the year ended December 31, 2012 differs from the federal statutory rate of 35.0% primarily due to changes in recorded valuation allowances, the impact of state income taxes and changes in deferred tax liabilities related to the stock basis of subsidiaries (IRC Section 1245 recapture), the impact of non-deductible interest expense related to our Credit Facilities, and other adjustments related to the filing of our consolidated tax return.
The income tax (provision) of $(6.9) million for the year ended December 31, 2012 is comprised of a federal tax benefit of $1.4 million and a state tax (provision) of $(8.3) million. The federal tax benefit of $1.4 million is comprised of a current tax benefit of $4.7 million, primarily related to alternative minimum tax relief, and a deferred tax (provision) of $(3.3) million, primarily due to changes in deferred tax liabilities relating to the stock basis of subsidiaries (Internal Revenue Code ("IRC") Section 1245 recapture) during the year ended December 31, 2012. The state tax (provision) of $(8.3) million is comprised of a current tax (provision) of $(4.5) million, primarily related to the suspension of net operating loss carryforwards in certain states, and a deferred tax (provision) of $(3.8) million, primarily due to changes in liabilities relating to the stock basis of subsidiaries (IRC Section 1245 recapture) during the year ended December 31, 2012.

The Debt Repurchases resulted in a tax gain of $141.5 million for the year ended December 31, 2012. Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of debt income ("CODI"), which must be included in the taxpayer's taxable income. However, in accordance with IRC Section 108, in lieu of recognizing taxable income from CODI, the Company is required to reduce existing tax attributes. As a result, the Company recognized an estimated decrease in deferred tax assets relating to net operating losses and the basis of amortizable and depreciable property of approximately $54.6 million for the year ended December 31, 2012. These decreases were offset by a decrease in recorded valuation allowance during the year ended December 31, 2012.

The Company recorded a decrease in its valuation allowance during the year ended December 31, 2012 as a result of the Debt Repurchases (discussed above). In addition, our valuation allowance was decreased during the year ended December 31, 2012 as a result of the reduction in estimated useful lives of certain intangible assets, which was a change in circumstances that resulted in a change in judgment about the Company's ability to realize deferred tax assets in future years. The resulting change in income tax expense allocated to the year ended December 31, 2012 relating to the changes in valuation allowance is a decrease of $38.9 million, which reduces our effective tax rate for the year ended December 31, 2012 by approximately 56.2%.

The Company recorded deferred tax liabilities related to the change in the excess of the financial statement carrying amount over the tax basis of investments in certain subsidiaries (IRC Section 1245 recapture) as a result of the Debt Repurchases and a reduction of existing tax attributes (discussed above). The resulting increase to income tax expense for the year ended December 31, 2012 was $10.0 million, which increased our effective tax rate by 14.5%.

The Company recorded an income tax (provision) of $(5.6) million related to non-deductible interest expense associated with our Credit Facilities during year ended December 31, 2012, which increased our effective tax rate by 8.1%.
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

The income tax benefit of $124.8 million for the year ended December 31, 2011 is comprised of a federal tax benefit of $92.9 million and a state tax benefit of $31.8 million. The federal tax benefit of $92.9 million is comprised of a current tax benefit of $19.0 million, primarily related to decreases in the liability for unrecognized tax benefits, and a deferred tax benefit of $74.0 million, due to changes in temporary differences related to goodwill impairment, changes in deferred tax liabilities relating to the stock basis of subsidiaries (IRC Section 1245 recapture), and changes in recorded valuation allowances during the year ended December 31, 2011. The state tax benefit of $31.8 million is comprised of a current tax (provision) of $(2.9) million, primarily related to the suspension of net operating loss carryforwards in certain states, and a deferred tax benefit of $34.7 million, primarily due to changes in temporary differences related to goodwill impairment and changes in liabilities relating to the stock basis of subsidiaries (IRC Section 1245 recapture) during the year ended December 31, 2011.

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

Net Income (Loss) and Earnings (Loss) Per Share

Net income (loss) was $62.4 million for the year ended December 31, 2012 compared to $(519.0) million for the year ended December 31, 2011. The change in net income (loss) for the year ended December 31, 2012 is primarily due the goodwill impairment charge and corresponding income tax benefit recognized in the second quarter of 2011. The change in net income (loss) for the year ended December 31, 2012 is also a result of the net gains on Debt Repurchases and declines in operating expenses described above, offset by continuing declines in print revenues as well as the increase in depreciation and amortization expenses described above. Basic and diluted earnings (loss) per share (“EPS”) was $1.23 and $(10.35) for the years ended December 31, 2012 and 2011, respectively. See Item 8, "Financial Statements and Supplementary Data" - Note 2, “Summary of Significant Accounting Policies – Earnings (Loss) Per Share” for further details and computations of basic and diluted EPS.

Non-GAAP Statistical Measures

Advertising sales is a non-GAAP statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under GAAP are recognized under the deferral and amortization method. Advertising sales in current periods will be recognized as gross advertising revenues in future periods as a result of the deferral and amortization method of revenue recognition. Advertising sales for the year ended December 31, 2012 were $1,194.3 million representing a decline of $195.6 million, or 14.1%, from advertising sales of $1,389.9 million for the year ended December 31, 2011.

In order to provide more visibility into what the Company will book as revenue in the future, we are presenting an additional non-GAAP statistical measure called bookings, which represent sales activity associated with our print directories and Internet-based marketing solutions during the period. Bookings associated with our local customers represent signed contracts during the period. Bookings associated with our national customers represent what has been published or fulfilled during the period. Bookings for the year ended December 31, 2012 were $1,122.6 million representing a decline of $171.4 million, or 13.2%, from bookings of $1,294.0 million for the year ended December 31, 2011.

The decrease in advertising sales and bookings for the year ended December 31, 2012 is related to our print products and is a result of continuing declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our customers’ markets, (4) an increase in competition and more fragmentation in local business search and (5) the migration of customers to digital marketing solutions. Declines in print advertising sales and bookings are partially offset by increased advertising sales and bookings associated with our digital marketing solutions, driven by new partnerships, a focus on providing targeted solution bundled packages to our customers, new digital products and services and the migration of customers to digital marketing solutions.

2011 compared to 2010

Factors Affecting Comparability

Fresh Start Accounting Adjustments – Non-GAAP Analysis
The Successor Company adopted fresh start accounting and reporting on the Fresh Start Reporting Date. The financial statements as of the Fresh Start Reporting Date report the results of Dex One with no beginning retained earnings or accumulated deficit. Any presentation of Dex One represents the financial position and results of operations of a new reporting entity and is not comparable to the prior period presented by the Predecessor Company. The financial statements for the one month ended January 31, 2010 do not include the effect of any changes in the Predecessor Company’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

As a result of the deferral and amortization method of revenue recognition, recognized gross advertising revenues reflect the amortization of advertising sales consummated in prior periods as well as in the current period. The adoption of fresh start accounting had a significant impact on the financial position and results of operations of the Successor Company commencing on the Fresh Start Reporting Date. Consistent with the Predecessor Company’s historical application of the acquisition method of accounting for business combinations included in FASB ASC 805, Business Combinations, fresh start accounting precluded us from recognizing advertising revenue and certain expenses associated with advertising sales fulfilled prior to the Fresh Start Reporting Date. Thus, our reported results for the eleven months ended December 31, 2010 were not indicative of our underlying operating and financial performance and are not comparable to any current period presentation. The adoption of fresh start accounting did not have any impact on cash flows from operations.

Accordingly, management has provided a non-GAAP analysis below that compares GAAP results of the Successor Company for the year ended December 31, 2011 to Non-GAAP Combined Adjusted Results for the year ended December 31, 2010 for net revenues through depreciation and amortization expenses on the consolidated statements of comprehensive income (loss).

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

Management believes that the presentation of Non-GAAP Combined Adjusted Results will help financial statement users better understand the material impact fresh start accounting had on the Successor Company’s results of operations for the eleven months ended December 31, 2010 and also offers a non-GAAP normalized comparison to GAAP results of the Successor Company for the year ended December 31, 2011. The Non-GAAP Combined Adjusted Results presented below are reconciled to the most comparable GAAP measures. While the Non-GAAP Combined Adjusted Results exclude the effects of fresh start accounting, it must be noted that the Non-GAAP Combined Adjusted Results are not comparable to the Successor Company’s GAAP results for the year ended December 31, 2011 and should not be treated as such.

Impairment Charges– Non-GAAP Analysis
The Successor Company has removed the goodwill impairment charge recognized during the second quarter of 2011 totaling $801.1 million from GAAP results for year ended December 31, 2011 and as such, we are presenting Non-GAAP Adjusted Results for impairment charges and operating income (loss) on the consolidated statement of comprehensive income (loss) for this period below. The Successor Company has also removed the goodwill and non-goodwill intangible asset impairment charges totaling $1,159.3 million from GAAP results for the eleven months ended December 31, 2010 and as such, we are presenting Non-GAAP Combined Adjusted Results for impairment charges and operating income (loss) on the consolidated statement of comprehensive income (loss) for this period below.

GAAP Analysis
In order to emphasize the importance of GAAP results, Management has also provided a separate GAAP analysis below for the following periods:

•
GAAP results of the Successor Company for line items below operating income (loss) on the consolidated statements of comprehensive income (loss) for the year ended December 31, 2011, as management believes these line items should not be combined or compared for the non-GAAP analysis noted above based upon distinct differences in their composition between the Successor Company and Predecessor Company and the reporting periods presented; and

•
GAAP results of the Successor Company and Predecessor Company for the eleven months ended December 31, 2010 and one month ended January 31, 2010, respectively, as line items above operating income (loss) on the consolidated statements of comprehensive income (loss) comprise Non-GAAP Combined Adjusted Results and are included in the non-GAAP analysis noted above and line items below operating income (loss) should not be combined or compared for reasons discussed above.

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

GAAP gross advertising revenues for the year ended December 31, 2011 decreased $310.1 million, or 17.4% from non-GAAP combined adjusted gross advertising revenues for the year ended December 31, 2010. The decline in GAAP gross advertising revenues for the year ended December 31, 2011 is related to our print products, primarily as a result of continuing declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our customers’ markets, (4) an increase in competition and more fragmentation in local business search and (5) the migration of customers to digital marketing solutions. The decline in GAAP gross advertising revenues is also a result of recognizing approximately one month of revenues from Business.com in 2011 compared to a full year of revenues in 2010 due to the sale of substantially all net assets of Business.com in February 2011, as well as not recognizing revenues in 2011 associated with a certified marketing representative (“CMR”) who was under financial distress and was winding down its operations. Declines in GAAP print advertising revenues are partially offset by increased GAAP advertising revenues associated with our digital marketing solutions, driven by new partnerships entered into in 2011, a focus on providing targeted solution bundled packages to our customers, new digital products and services introduced in 2011, as well as the migration of customers to digital marketing solutions.

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

General and Administrative Expenses
GAAP G&A expenses for the year ended December 31, 2011 were $144.1 million compared to non-GAAP combined adjusted G&A expenses of $157.1 million for the year ended December 31, 2010. The primary components of the $13.0 million, or 8.3%, decrease in GAAP G&A expenses for the year ended December 31, 2011 were as follows:

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

Please refer to our Annual Reports on Form 10-K for the year ended December 31, 2011 and year ended December 31, 2010 for additional information including the methodology, estimates and assumptions used in our impairment testing for these periods.

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

During 2009, the Predecessor Company accrued an unrecognized tax benefit for the uncertainty surrounding a potential ownership change under IRC Section 382 that occurred prior to the date on which it made a “check-the-box” election for two of its subsidiaries. The date of the change in ownership was in question since as of the December 31, 2009 balance sheet date, the Predecessor Company was unable to confirm the actual date of the ownership change until all SEC Forms 13-G were filed. However, based upon the closing of the SEC filing period for Schedules 13-G and review of these schedules filed through February 15, 2010, the Company determined that it was more likely than not that certain “check-the-box” elections were effective prior to the date of the 2009 ownership change under Section 382. As a result, the Company recorded a tax benefit for the reversal of a liability for unrecognized tax benefit of $352.3 million in the Company’s statement of comprehensive income (loss) for the eleven months ended December 31, 2010, which significantly impacted our effective tax rate for the period.

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

Interest Expense, Net
Contractual interest expense that would have appeared on the Predecessor Company’s consolidated statement of comprehensive income (loss) if not for the filing of the Chapter 11 petitions was $65.9 million for the one month ended January 31, 2010. Net interest expense for the one month ended January 31, 2010 was $19.7 million and includes $1.8 million of non-cash amortization of deferred financing costs.

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

Reorganization Items, Net
Reorganization items directly associated with the process of reorganizing the business under Chapter 11 have been recorded on a separate line item on the consolidated statement of comprehensive income (loss). The Predecessor Company has recorded $7.8 billion of reorganization items during the one month ended January 31, 2010 comprised of a $4.5 billion gain on reorganization / settlement of liabilities subject to compromise and fresh start accounting adjustments of $3.3 billion. The following table displays the details of reorganization items for the one month ended January 31, 2010:

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

The discharge of our debt in conjunction with our emergence from Chapter 11 resulted in a tax gain of $5,016.6 million. Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates CODI, which must be included in the Company’s taxable income. However, recognition of CODI is limited for a taxpayer that is a debtor in a reorganization case if the discharge is granted by the Bankruptcy Court or pursuant to a plan of reorganization approved by the Bankruptcy Court.  The Plan enabled the Predecessor Company to qualify for this bankruptcy exclusion rule and exclude all of the gain on the settlement of debt obligations and derivative liabilities from taxable income. Under IRC Section 108, the Company has reduced its tax attributes primarily in net operating loss carry-forwards, intangible asset basis and stock basis.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table presents the fair market value of our long-term debt at December 31, 2012 and 2011 based on quoted market prices on that date, as well as the carrying value of our long-term debt at December 31, 2012 and 2011, which includes (1) unamortized fair value adjustments in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date of $36.7 million and $63.2 million at December 31, 2012 and 2011, respectively, (2) during the year ended December 31, 2012, the issuance of an additional $7.4 million and $10.5 million of Dex One Senior Subordinated Notes as a result of the Company's election to make paid-in-kind ("PIK") interest payments for the semi-annual interest periods ending September 30, 2012 and March 31, 2012, respectively, and (3) the impact of the Debt Repurchases during the year ended December 31, 2012. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Trends and Developments Related to Our Business: Significant Financing Developments” for additional information on the Debt Repurchases.

	December 31, 2012		December 31, 2011
	Fair Market Value	Carrying Value	Fair Market Value	Carrying Value
RHDI Amended and Restated Credit Facility	$528,461	$776,007	$333,892	$947,211
Dex Media East Amended and Restated Credit Facility	360,005	515,767	294,026	651,582
Dex Media West Amended and Restated Credit Facility	368,885	498,156	339,418	611,564
Dex One Senior Subordinated Notes	73,053	219,708	66,750	300,000
Total Dex One consolidated	1,330,404	2,009,638	1,034,086	2,510,357
Less current portion	1,330,404	2,009,638	143,132	326,300
Long-term debt	$—	$—	$890,954	$2,184,057

The Company's voluntary filing for Chapter 11 on March 18, 2013 triggered an event of default that rendered the remaining financial obligations under our Dex One Senior Subordinated Notes and Credit Facilities automatically and immediately due and payable. Although we believe that any efforts to enforce the acceleration of these financial obligations are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court, we have classified our Dex One Senior Subordinated Notes and Credit Facilities as current obligations on our consolidated balance sheet as of December 31, 2012. See Item 8, "Financial Statements and Supplementary Data" - Note 1, "Business and Basis of Presentation - Going Concern" for additional information.

Credit Facilities

RHDI Amended and Restated Credit Facility
In conjunction with the Credit Facility Repurchases, RHDI repurchased $92.0 million of loans under the RHDI Amended and Restated Credit Facility at a rate of 43.5% of par. As of December 31, 2012, the outstanding balance under the RHDI Amended and Restated Credit Facility totaled $776.0 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:

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

The RHDI Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at December 31, 2012.

Dex Media East Amended and Restated Credit Facility

In conjunction with the Credit Facility Repurchases, DME Inc. repurchased $23.6 million of loans under the Dex Media East Amended and Restated Credit Facility at a rate of 53.0% of par. As of December 31, 2012, the outstanding balance under the Dex Media East Amended and Restated Credit Facility totaled $515.8 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:

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

The Dex Media East Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 2.8% at December 31, 2012.

Dex Media West Amended and Restated Credit Facility

In conjunction with the Credit Facility Repurchases, DMW Inc. repurchased $26.6 million of loans under the Dex Media West Amended and Restated Credit Facility at a rate of 64.0% of par. As of December 31, 2012, the outstanding balance under the Dex Media West Amended and Restated Credit Facility totaled $498.2 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:

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

The Dex Media West Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.0% at December 31, 2012.

Each of the Credit Facilities described above includes an uncommitted revolving credit facility available for borrowings up to $40.0 million. The availability of such uncommitted revolving credit facility is subject to certain conditions including the prepayment of the term loans under each of the Credit Facilities in an amount equal to such revolving credit facility.

The Credit Facilities contain provisions for prepayment from net proceeds of asset dispositions, equity issuances and debt issuances subject to certain exceptions, from a ratable portion of the net proceeds received by the Company from asset dispositions by the Company, subject to certain exceptions, and from a portion of excess cash flow.

Each of the Credit Facilities described above contain certain covenants that, subject to exceptions, limit or restrict each borrower and its subsidiaries’ incurrence of liens, investments (including acquisitions), sales of assets, indebtedness, payment of dividends, distributions and payments of certain indebtedness, sale and leaseback transactions, swap transactions, affiliate transactions, capital expenditures and mergers, liquidations and consolidations. Each Credit Facility also contains certain covenants that, subject to exceptions, limit or restrict each borrower’s incurrence of liens, indebtedness, ownership of assets, sales of assets, payment of dividends or distributions or modifications of the Dex One Senior Subordinated Notes. Each borrower is required to maintain compliance with a consolidated leverage ratio covenant. RHDI and DMW Inc. are also required to maintain compliance with a consolidated interest coverage ratio covenant. DMW Inc. is also required to maintain compliance with a consolidated senior secured leverage ratio covenant. The Dex Media West Amended and Restated Credit Agreement includes an option for additional covenant relief under the senior secured leverage covenant through the fourth quarter of 2011, subject to increased amortization of the loans through the first quarter of 2012, an increase in the excess cash flow sweep for 2011 and payment of a 25 basis point fee ratably to the lenders under the Dex Media West Amended and Restated Credit Agreement. On March 31, 2010, the Company exercised the Senior Secured Leverage Ratio Election, as defined in the Dex Media West Amended and Restated Credit Agreement. The Company incurred a fee of $2.1 million to exercise this option.

The obligations under each of the Credit Facilities are guaranteed by our subsidiaries and are secured by a lien on substantially all of our and our subsidiaries’ tangible and intangible assets, including a pledge of the stock of their respective subsidiaries, as well as a mortgage on certain real property, if any. Pursuant to a shared guaranty and collateral agreement and subject to an intercreditor agreement among the administrative agents under each of the Credit Facilities, the Company and, subject to certain exceptions, certain subsidiaries of the Company, guaranty the obligations under each of the Credit Facilities and the obligations are secured by a lien on substantially all of such guarantors’ tangible and intangible assets (other than the assets of the Company’s subsidiary, Dex One Digital), including a pledge of the stock of their respective subsidiaries, as well as a mortgage on certain real property, if any.

Notes

Dex One Senior Subordinated Notes

In conjunction with the Note Repurchases, the Company repurchased $98.2 million aggregate principal amount of Dex One Senior Notes at a rate of 27.0% of par. As of December 31, 2012, the outstanding carrying value of the Dex One Senior Subordinated Notes totaled $219.7 million. Interest on the Dex One Senior Subordinated Notes is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 29, 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects PIK interest payments. The Company may elect, no later than two business days prior to the beginning of any such semi-annual interest period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as additional senior subordinated notes. In the absence of such an election for any subsequent semi-annual interest period, interest on the Dex One Senior Subordinated Notes will be payable in the form of the interest payment for the semi-annual interest period immediately preceding such subsequent semi-annual interest period. For the semi-annual interest periods ending September 30, 2012 and March 31, 2012, the Company made interest payments 50% in cash and 50% in PIK interest, as permitted by the indenture governing the Dex One Senior Subordinated Notes, resulting in the issuance of an additional $7.4 million and $10.5 million, respectively, of Dex One Senior Subordinated Notes. The Company will continue to make interest payments on the Dex One Senior Subordinated Notes 50% in cash and 50% in PIK interest for the semi-annual interest period ending March 31, 2013. The interest rate on the Dex One Senior Subordinated Notes may be subject to adjustment in the event the Company incurs certain specified debt with a higher effective yield to maturity than the yield to maturity of the Dex One Senior Subordinated Notes. The Dex One Senior Subordinated Notes are unsecured obligations of the Company, effectively subordinated in right of payment to all of the Company’s existing and future secured debt, including Dex One’s guarantee of borrowings under each of the Credit Facilities and are structurally subordinated to any existing or future liabilities (including trade payables) of our direct and indirect subsidiaries.

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

The Dex One Senior Subordinated Notes are redeemable at our option at the following prices (as a percentage of face value):

Redemption Year	Price
2013	101.000%
2014 and thereafter	100.000%

Impact of Fresh Start Accounting

In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our Credit Facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our Credit Facilities, of which $36.7 million remains unamortized at December 31, 2012, as shown in the following table.

	Carrying Value at December 31, 2012	Unamortized Fair Value Adjustments at December 31, 2012	Outstanding Debt at December 31, 2012 Excluding the Impact of Unamortized Fair Value Adjustments
RHDI Amended and Restated Credit Facility	$776,007	$6,493	$782,500
Dex Media East Amended and Restated Credit Facility	515,767	25,108	540,875
Dex Media West Amended and Restated Credit Facility	498,156	5,076	503,232
Dex One Senior Subordinated Notes	219,708	—	219,708
Total	$2,009,638	$36,677	$2,046,315

In conjunction with the Credit Facility Repurchases, we accelerated amortization of fair value adjustments to our Credit Facilities of $2.0 million, which partially offset the net gain on Credit Facility Repurchases recognized during the year ended December 31, 2012. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Trends and Developments Related to Our Business: Significant Financing Developments” for additional information.

Liquidity and Cash Flows
The Company’s primary sources of liquidity are existing cash on hand and cash flows generated from operations. Subsequent to and during pendency of filing the Chapter 11 Cases, the Company’s primary liquidity requirements will be to fund operations and service its indebtedness. The Company’s ability to meet its debt service requirements will be dependent on its ability to generate sufficient cash flows from operations. The primary sources of cash flows will consist mainly of cash receipts from the sale of our marketing solutions and can be impacted by, among other factors, general local business conditions, the continuing decline in the use of our print products, an increase in competition and more fragmentation in the local business search market, consumer confidence and the level of demand for our advertising products and services.

If the Bankruptcy Court's stay on the acceleration provisions of our outstanding debt remains in effect until our emergence from Chapter 11 as expected, our current financial projections indicate that management expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and capital expenditures, as well as meet debt service requirements through the Chapter 11 proceedings and for at least the next 12-15 months. However, no assurances can be made that our business will generate sufficient cash flows from operations to enable us to fund the Company's cash requirements since the current information used in our financial projections could change in the future as a result of changes in estimates and assumptions as well as risks noted in Item 1A, “Risk Factors.”
See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Trends and Developments Related to Our Business" for additional information related to our recent filing for Chapter 11 and management's going concern assessment.

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

Each of our Credit Facilities require significant balloon payments upon maturity in October 2014. If the Company is unable to extend the maturity or significantly reduce our outstanding indebtedness prior to maturity by either (1) completing the Mergers and associated refinancing of our Credit Facilities through the Chapter 11 Cases, (2) open market repurchases as permitted by the Amendments to our Credit Facilities, (3) obtaining additional financing and/or (4) refinancing our existing indebtedness separate from the Mergers and Chapter 11 Cases, we will not be able to generate cash flows from operations in amounts sufficient to fund operations and capital expenditures and/or satisfy debt service requirements at that time. In addition, if the Company was to become non-compliant with restrictive covenants under our debt agreements prior to October 2014, default provisions would be triggered under our Credit Facilities and outstanding balances could become due immediately. The Company continues to monitor and assess all available options and opportunities that would allow us to accomplish these financing initiatives; however, no assurances can be made that these financing initiatives will be attained. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – "Contractual Obligations" below for a quantitative presentation of principal and interest payments associated with our long-term debt by period.

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

See Item 1A, “Risk Factors” for additional information regarding risks and uncertainties associated with our business, which could have a significant impact on our future liquidity and cash flows. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Trends and Developments Related to Our Business” above for additional information related to trends and uncertainties with respect to our business, which could have a significant impact on our future liquidity and cash flows. See Item 1A. “Risk Factors” for information regarding risks and uncertainties associated with the proposed merger between Dex One and SuperMedia and the impact the proposed merger could have on future liquidity and cash flows of the combined entity.

Cash Flow Activities

Year Ended December 31, 2012

Aggregate outstanding debt at December 31, 2012 was $2,009.6 million. During the year ended December 31, 2012, we made mandatory principal payments under our Credit Facilities at par of $244.8 million and made accelerated principal payments under our Credit Facilities at par of $60.0 million. Accelerated principal payments include prepayments of cash flow sweep requirements under our Credit Facilities for 2012 that are due in 2013. As a result of the Credit Facility Repurchases, the Company utilized cash on hand of $69.5 million to repurchase loans under the Credit Facilities of $142.1 million. As a result of the Note Repurchases, the Company utilized cash on hand of $26.5 million to repurchase $98.2 million aggregate principal amount of Dex One Senior Subordinated Notes. In total, we made debt payments with cash on hand of $400.9 million and reduced outstanding debt by $545.2 million during the year ended December 31, 2012. We made aggregate net cash interest payments of $164.8 million during the year ended December 31, 2012. At December 31, 2012, we had $172.0 million of cash and cash equivalents before checks not yet presented for payment of $0.4 million.

Cash provided by operating activities for the year ended December 31, 2012 was $348.5 million. Key components to operating cash flow include the following:

•	$62.4 million in net income.

•	$139.6 million in net gains on the Debt Repurchases.

•
$460.7 million of net non-cash items primarily consisting of $418.7 million of depreciation and amortization, $32.6 million in bad debt provision, $7.1 million in deferred income taxes and $4.6 million of stock-based compensation expense, partially offset by a decrease in interest expense of $2.3 million associated with the change in fair value of our interest rate swaps and interest rate caps.

•
$2.4 million in other net items, primarily consisting of adjustments related to our benefit plans of $16.5 million, cash payments associated with our proposed merger with SuperMedia of $9.5 million and cash payments associated with the Debt Repurchases of $2.7 million, partially offset by the amortization of debt fair value adjustments resulting from our adoption of fresh start accounting of $24.5 million and amortization of deferred financing costs associated with the Credit Facility Repurchases of $1.7 million.

•	$11.8 million in merger transaction and integration expenses.

•
$69.9 million net use of cash from a decrease in deferred directory revenues of $114.2 million, offset by a decrease in accounts receivable of $44.3 million, primarily due to lower advertising sales, improved collections and timing of billings. The change in deferred revenues and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenues and billed to customers.

•
$46.4 million net source of cash from a decrease in other assets, primarily resulting from a $32.8 million decrease in deferred commissions, print, paper and delivery costs and a $13.6 million decrease in prepaid directory costs resulting from lower advertising sales, cost cutting initiatives and publication seasonality.

•
$23.1 million net use of cash from a decrease in accounts payable and accrued liabilities, consisting of a $15.6 million decrease in accrued liabilities, primarily due to payments associated with severance accruals, declines in accruals for print and delivery expenses due to lower advertising sales, cost cutting initiatives and publication seasonality, and the change in fair value of our interest rate swaps, a $15.1 decrease in trade accounts payable due to improved timing of vendor payments, partially offset by an increase in accrued interest payable of $7.6 million primarily due to the Company's election to make PIK interest payments on the Dex One Senior Subordinated Notes.

•
$2.2 million increase in other non-current liabilities primarily due to increases in our benefit plans' long-term liabilities and the change in fair value of our interest rate swaps, partially offset by changes in deferred income taxes.

Cash used in investing activities for the year ended December 31, 2012 was $22.5 million and relates to the purchase of fixed assets, primarily computer equipment, software and leasehold improvements of $22.6 million, partially offset by proceeds from the sale of assets of $0.1 million.

Cash used in financing activities for the year ended December 31, 2012 was $411.9 million and includes the following:

•	$400.9 million in long-term debt repurchases and repayments;

•	$10.8 million in debt issuance costs and other financing items; and

•	$0.2 million in the decreased balance of checks not yet presented for payment.

Year Ended December 31, 2011
Aggregate outstanding debt at December 31, 2011 was $2,510.4 million. During the year ended December 31, 2011, we made scheduled and accelerated principal payments of $180.6 million and $74.0 million, respectively, for total principal payments of $254.6 million under our Credit Facilities. For the year ended December 31, 2011, we made aggregate net cash interest payments of $204.1 million. At December 31, 2011, we had $257.9 million of cash and cash equivalents before checks not yet presented for payment of $0.7 million.

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

Cash used in financing activities for the year ended December 31, 2011 was $270.7 million and includes the following:

•	$254.6 million in principal payments on our Credit Facilities;

•	$0.5 million provided by other net financing items; and

•	$16.6 million in the decreased balance of checks not yet presented for payment.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

The Company's voluntary filing for Chapter 11 on March 18, 2013 triggered an event of default that rendered the remaining financial obligations under our Dex One Senior Subordinated Notes and Credit Facilities automatically and immediately due and payable. Although we believe that any efforts to enforce the acceleration of these financial obligations are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court, we have classified our Dex One Senior Subordinated Notes and Credit Facilities as current obligations on our consolidated balance sheet as of December 31, 2012. See Item 8, "Financial Statements and Supplementary Data" - Note 1, "Business and Basis of Presentation - Going Concern" for additional information. However, for purposes of presenting our contractual obligations below, we have provided our annual contractual commitments for principal and interest payments on our debt as well as other cash obligations for the next five years and thereafter as of December 31, 2012. The debt repayments and related interest payments as presented in this table do not include the impact of the acceleration provisions as a result of filing for Chapter 11 or the proposed amendments to our Credit Facilities in conjunction with the Mergers. The debt repayments and related interest payments as presented in this table include (1) the scheduled principal and interest payments under the current debt agreements, (2) an estimate of additional debt repayments and the related impact on interest payments resulting from cash flow sweep requirements under our Credit Facilities and (3) assumes the issuance of additional Dex One Senior Subordinated Notes and the related impact on interest payments as a result of the Company's election to make PIK interest payments until maturity. Our Credit Facilities require that a certain percentage of annual excess cash flow, as defined in the debt agreements, be used to repay amounts under the Credit Facilities. The debt repayments exclude fair value adjustments required by GAAP as a result of our adoption of fresh start accounting of $36.7 million, as these adjustments do not impact our payment obligations.

	Payments Due by Period
(amounts in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal Payments on Long-Term Debt (1)	$2,122.7	$281.6	$1,545.1	$296.0	$—
Interest on Long-Term Debt (2)	280.7	128.8	125.9	26.0	—
Operating Leases (3)	42.9	16.4	20.7	5.7	0.1
Unconditional Purchase Obligations (4)	48.7	24.0	17.2	7.5	—
Other Long-Term Liabilities (5)	161.8	16.8	33.5	33.1	78.4
Total	$2,656.8	$467.6	$1,742.4	$368.3	$78.5

(1)
Included in our debt obligations are scheduled principal amounts owed under the Credit Facilities and the Dex One Senior Subordinated Notes as of December 31, 2012, including an estimate of additional debt repayments resulting from cash flow sweep requirements under our Credit Facilities and assumes the issuance of additional Dex One Senior Subordinated Notes as a result of the Company's election to make PIK interest payments until maturity.

(2)
Interest on debt represents cash interest payment obligations assuming all indebtedness as of December 31, 2012 will be paid in accordance with its contractual maturity, assumes interest rates on variable interest debt as of December 31, 2012 will remain unchanged in future periods, reflects the impact on interest payments resulting from an estimate of additional debt repayments due to cash flow sweep requirements under our Credit Facilities, as well as the impact on interest payments as a result of the Company's election to make PIK interest payments until maturity. Please refer to “Liquidity and Capital Resources” for interest rates on the Credit Facilities and the Dex One Senior Subordinated Notes.

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

(4)
We are obligated to pay an outsource service provider approximately $30.0 million over the years 2012 through 2017 for datacenter / server assessment, migration and ongoing management and administration services. As of December 31, 2012, approximately $25.5 million remains outstanding under this obligation. We are also obligated to pay an IT outsource service provider approximately $22.0 million over the years 2012 through 2015 for software licensing and related services. As of December 31, 2012, approximately $13.4 million remains outstanding under this obligation. Under an Internet Yellow Pages Reseller Agreement, we are obligated to pay YP $9.8 million in 2013.

(5)
We have defined benefit plans covering substantially all employees. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. Based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table. See Item 8, “Financial Statements and Supplementary Data” – Note 9, “Benefit Plans” for information related to our benefit plans. Those expected future benefit payments, including administrative expenses, net of employee contributions, are included in the table above. We expect to make contributions of approximately $4.7 million to our pension plans in 2013.

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

The Company has entered into the following interest rate swaps that effectively convert $300.0 million, or approximately 17%, of the Company’s variable rate debt to fixed rate debt as of December 31, 2012. Since the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at December 31, 2012, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At December 31, 2012, approximately 89% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 26% of our total debt portfolio as of December 31, 2012.

Interest Rate Swaps – Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$100	(1)	1.796%	February 28, 2013
March 5, 2010	100	(1)	1.688%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013
Total	$300

(1) Consists of one swap

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.7%. The weighted average rate received on our interest rate swaps was 0.3% for the year ended December 31, 2012. These periodic payments and receipts are recorded as interest expense.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

DEX ONE CORPORATION

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-4
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011, the eleven months ended December 31, 2010 (Successor Company) and the one month ended January 31, 2010 (Predecessor Company)
F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, the eleven months ended December 31, 2010 (Successor Company) and the one month ended January 31, 2010 (Predecessor Company)
F-6
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2012 and 2011, the eleven months ended December 31, 2010 (Successor Company) and the one month ended January 31, 2010 (Predecessor Company)
F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Dex One Corporation:
We have audited the accompanying consolidated balance sheets of Dex One Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), cash flows and changes in shareholders’ equity (deficit) for the years ended December 31, 2012 and 2011 (Successor), eleven-month period ended December 31, 2010 (Successor), and one-month period ended January 31, 2010 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dex One Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011 (Successor), eleven-month period ended December 31, 2010 (Successor), and one-month period ended January 31, 2010 (Predecessor) in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that Dex One Corporation and subsidiaries will continue as a going concern. As discussed in note 1 to the consolidated financial statements, Dex One Corporation and subsidiaries voluntarily filed for Chapter 11 Bankruptcy on March 18, 2013, has a highly leveraged capital structure and has experienced decline in operating results and cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dex One Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Raleigh, North Carolina
March 18, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Dex One Corporation:
We have audited Dex One Corporation’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dex One Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Dex One Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dex One Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), cash flows and changes in shareholders’ equity (deficit) for the years ended December 31, 2012 and 2011 (Successor), eleven-month period ended December 31, 2010 (Successor) and one-month period ended January 31, 2010 (Predecessor), and our report dated March 18, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Raleigh, North Carolina
March 18, 2013

DEX ONE CORPORATION CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2012	2011
Assets
Current Assets
Cash and cash equivalents	$172,040	$257,939
Accounts receivable:
Billed	118,479	161,980
Unbilled	442,085	497,422
Allowance for doubtful accounts	(31,770)	(53,696)
Net accounts receivable	528,794	605,706
Deferred directory costs	100,312	130,744
Short-term deferred income taxes, net	39,447	67,793
Prepaid expenses and other current assets	37,356	51,384
Total current assets	877,949	1,113,566

Fixed assets and computer software, net	105,079	151,545
Other non‑current assets	19,737	13,001
Intangible assets, net	1,832,653	2,182,092
Total Assets	$2,835,418	$3,460,204

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$95,471	$126,158
Accrued interest	18,885	29,245
Deferred revenues	529,854	644,101
Current portion of long-term debt	2,009,638	326,300
Total current liabilities	2,653,848	1,125,804

Long-term debt	—	2,184,057
Deferred income taxes, net	54,223	75,492
Other non-current liabilities	86,738	84,718
Total Liabilities	2,794,809	3,470,071

Commitments and contingencies

Shareholders' Equity (Deficit)
Common stock, par value $.001 per share, authorized – 300,000,000 shares; issued and outstanding – 50,884,940 shares at December 31, 2012 and 50,233,617 shares at December 31, 2011	50	50
Additional paid-in capital	1,464,593	1,460,057
Accumulated deficit	(1,380,155)	(1,442,556)
Accumulated other comprehensive loss	(43,879)	(27,418)
Total shareholders' equity (deficit)	40,609	(9,867)
Total Liabilities and Shareholders' Equity (Deficit)	$2,835,418	$3,460,204

The accompanying notes are an integral part of the consolidated financial statements.

DEX ONE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor Company			Predecessor Company
	Years Ended December 31,		Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010
(in thousands, except per share data)	2012	2011

Net revenues	$1,300,009	$1,480,623	$830,887	$160,372
Expenses:
Production and distribution expenses (exclusive of depreciation and amortization shown separately below)	283,651	287,210	213,251	26,949
Selling and support expenses	344,540	426,808	386,102	40,866
General and administrative expenses	127,437	144,134	148,845	8,322
Depreciation and amortization	418,652	251,764	217,679	20,161
Impairment charges	—	801,074	1,159,266	—
Total expenses	1,174,280	1,910,990	2,125,143	96,298
Operating income (loss)	125,729	(430,367)	(1,294,256)	64,074
Gain on debt repurchases, net	139,555	—	—	—
Gain on sale of assets, net	—	13,437	—	—
Interest expense, net	(195,959)	(226,792)	(249,451)	(19,656)
Income (loss) before reorganization items, net and income taxes	69,325	(643,722)	(1,543,707)	44,418
Reorganization items, net	—	—	—	7,793,132
Income (loss) before income taxes	69,325	(643,722)	(1,543,707)	7,837,550
(Provision) benefit for income taxes	(6,924)	124,758	620,115	(917,541)
Net income (loss)	62,401	(518,964)	(923,592)	6,920,009
Other comprehensive income (loss):
Benefit plans adjustment, net of tax provision (benefit) of $--, $--, $(3,504) and $-- for the years ended December 31, 2012 and 2011, eleven months ended December 31, 2010 and one month ended January 31, 2010, respectively	(16,461)	(21,653)	(5,765)	(4,535)
Amortization of gain on interest rate swaps, net of tax provision of $ -- for the one month ended January 31, 2010	—	—	—	1,083
Total other comprehensive income (loss)	(16,461)	(21,653)	(5,765)	(3,452)
Comprehensive income (loss)	$45,940	$(540,617)	$(929,357)	$6,916,557

Earnings (loss) per share:
Basic	$1.23	$(10.35)	$(18.46)	$100.27
Diluted	$1.23	$(10.35)	$(18.46)	$100.21

Shares used in computing earnings (loss) per share:
Basic	50,643	50,144	50,020	69,013
Diluted	50,653	50,144	50,020	69,052

The accompanying notes are an integral part of the consolidated financial statements.

DEX ONE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Company			Predecessor Company
	Years Ended December 31,		Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010
(in thousands)	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$62,401	$(518,964)	$(923,592)	$6,920,009
Reconciliation of net income (loss) to net cash provided by operating activities:
Gain on debt repurchases, net	(139,555)	—	—	—
Impairment charges	—	801,074	1,159,266	—
Depreciation and amortization	418,652	251,764	217,679	20,161
Deferred income tax provision (benefit)	7,078	(108,708)	(617,606)	916,921
Reduction in goodwill	—	—	158,427	—
Restructuring expenses	—	25,019	17,858	—
Provision for bad debts	32,602	52,296	16,364	7,822
Gain on sale of assets, net	—	(13,437)	—	—
Merger transaction and integration expenses	11,821	—	—	—
Stock-based compensation expense	4,590	4,842	4,489	613
Change in fair value of interest rate swaps and interest rate caps	(2,276)	(3,368)	8,195	2,298
Other items, net	(2,350)	4,292	24,118	(2,762)
Non-cash reorganization items, net	—	—	—	(7,830,144)
Changes in assets and liabilities:
Decrease in accounts receivable	44,311	17,211	62,171	19,847
Decrease (increase) in other assets	46,397	37,953	(142,325)	10,690
(Decrease) increase in accounts payable and accrued liabilities	(23,123)	(27,905)	(4,999)	9,611
(Decrease) increase in deferred revenue	(114,247)	(78,466)	701,602	(36,773)
Increase (decrease) in other non-current liabilities	2,177	(30,289)	(169,288)	33,448
Net cash provided by operating activities	348,478	413,314	512,359	71,741

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(22,589)	(28,085)	(36,527)	(1,766)
Proceeds from sale of assets	104	15,553	926	—
Net cash used in investing activities	(22,485)	(12,532)	(35,601)	(1,766)

Cash Flows from Financing Activities
Long-term debt repurchases and repayments	(400,853)	(254,635)	(556,637)	(511,272)
Debt issuance costs and other financing items, net	(10,812)	497	(1,233)	(22,096)
(Decrease) increase in checks not yet presented for payment	(227)	(16,557)	9,509	(3,092)
Net cash used in financing activities	(411,892)	(270,695)	(548,361)	(536,460)

(Decrease) increase in cash and cash equivalents	(85,899)	130,087	(71,603)	(466,485)
Cash and cash equivalents, beginning of period	257,939	127,852	199,455	665,940
Cash and cash equivalents, end of period	$172,040	$257,939	$127,852	$199,455
Supplemental Information:
Cash interest, net	$164,790	$204,137	$182,176	$15,460
Cash income taxes, net	$2,103	$11,009	$311	$—
Non-cash Financing Activities:
Reduction of debt from debt repurchases	$(144,315)	$—	$—	$—
Issuance of Dex One Senior Subordinated Notes in lieu of cash interest payments	$17,930	$—	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

DEX ONE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2009 (Predecessor Company)	$88,169	$2,442,549	$(9,137,160)	$(256,114)	$(56,492)	$(6,919,048)
Net income	—	—	6,920,009	—	—	6,920,009
Compensatory stock awards	—	613	—	—	—	613
Other adjustments	—	(103)	—	103	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	(3,452)	(3,452)
Cancellation of Predecessor Company common stock	(88,169)	—	—	—	—	(88,169)
Elimination of Predecessor Company additional paid-in capital, accumulated deficit, treasury stock and accumulated other comprehensive loss	—	(2,443,059)	2,217,151	256,011	59,944	90,047
Balance, January 31, 2010 (Predecessor Company)	$—	$—	$—	$—	$—	$—
Issuance of Successor Company common stock	$50	$—	$—	$—	$—	$50
Establishment of Successor Company additional paid-in capital	—	1,450,734	—	—	—	1,450,734
Balance, February 1, 2010 (Successor Company)	50	1,450,734	—	—	—	1,450,784
Net loss	—	—	(923,592)	—	—	(923,592)
Compensatory stock awards	—	4,489	—	—	—	4,489
Other comprehensive income (loss), net of tax	—	—	—	—	(5,765)	(5,765)
Balance, December 31, 2010 (Successor Company)	50	1,455,223	(923,592)	—	(5,765)	525,916
Net loss	—	—	(518,964)	—	—	(518,964)
Compensatory stock awards	—	4,842	—	—	—	4,842
Other adjustments	—	(8)	—	—	—	(8)
Other comprehensive income (loss), net of tax	—	—	—	—	(21,653)	(21,653)
Balance, December 31, 2011 (Successor Company)	50	1,460,057	(1,442,556)	—	(27,418)	(9,867)
Net income	—	—	62,401	—	—	62,401
Compensatory stock awards	—	4,590	—	—	—	4,590
Other adjustments	—	(54)	—	—	—	(54)
Other comprehensive income (loss), net of tax	—	—	—	—	(16,461)	(16,461)
Balance, December 31, 2012 (Successor Company)	$50	$1,464,593	$(1,380,155)	$—	$(43,879)	$40,609

The accompanying notes are an integral part of the consolidated financial statements.

DEX ONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share data and percentages and where otherwise indicated)

1. Business and Basis of Presentation

The consolidated financial statements include the accounts of Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” “Successor Company,” “Company,” “Parent Company,” “we,” “us” and “our”) subsequent to the Effective Date, which is defined below. As of December 31, 2012, R.H. Donnelley Corporation, R.H. Donnelley Inc. (“RHDI” or “RHD Inc.”), Dex Media, Inc., Dex One Digital, Inc. (“Dex One Digital”), formally known as Business.com, Inc. (“Business.com”), Dex One Service, Inc. (“Dex One Service”) and Newdex, Inc. ("Newdex") were our only direct wholly-owned subsidiaries. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of Dex One as of and for the years ended December 31, 2012 and 2011 and for the eleven months ended December 31, 2010. All intercompany transactions and balances have been eliminated.

Dex One became the successor registrant to R.H. Donnelley Corporation (“RHD” or the “Predecessor Company,” “we,” “us” and “our” for operations prior to January 29, 2010, the “Effective Date”) upon emergence from Chapter 11 proceedings under Title 11 of the United States Code (“Chapter 11” or the "Bankruptcy Code") on the Effective Date. The financial information set forth in this Annual Report, unless otherwise indicated or as the context may otherwise indicate, reflects the consolidated results of operations and financial position of RHD as of and for the one month ended January 31, 2010. See Note 3, “Fresh Start Accounting and Reorganization Items, Net” for information on the impact our emergence from reorganization and adoption of fresh start accounting had on our financial position and results of operations.

Business Overview
We are a marketing solutions company that helps local businesses and consumers connect. Our proprietary and affiliate provided marketing solutions combine multiple media platforms, which drive large volumes of consumer leads to our customers and assist our customers with managing their messaging to those consumers. Our marketing consultants strive to be trusted advisors and offer local businesses personalized marketing consulting services and exposure across leading media platforms used by consumers searching for local businesses. These platforms include online and mobile local search solutions, major search engines, and print directories.

Our proprietary marketing solutions include our Dex published yellow pages directories, which we co-brand with other recognizable brands in the industry such as CenturyLink and YP, formerly AT&T ("YP" or "AT&T"), our Internet yellow pages site, DexKnows.com and our mobile application, Dex Mobile. Our growing list of marketing solutions also includes local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, web sites, mobile web sites, reputation management, network display ads, online video development and promotion, keyword optimization strategies and programs, distribution strategies, social media marketing and tracking and reporting. Our digital lead generation solutions are powered by our search engine marketing product, DexNet, which extends our customers’ reach to our leading Internet and mobile partners to attract consumers searching for local businesses, products and services within our markets.

Agreement and Plan of Merger

On August 20, 2012, Dex One entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SuperMedia Inc., (“SuperMedia”), Newdex, and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newdex (“Merger Sub”) (collectively, the "Merger Entities"), providing for the business combination of Dex One and SuperMedia. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) Dex One will merge with and into Newdex, with Newdex as the surviving entity (the “Dex Merger”) and (ii) immediately following consummation of the Dex Merger, Merger Sub will merge with and into SuperMedia, with SuperMedia as the surviving entity and becoming a direct wholly owned subsidiary of Newdex (the “SuperMedia Merger” and together with the Dex Merger, the “Mergers”). As a result of the Mergers, Newdex, as successor to Dex One, will be renamed Dex Media, Inc. (“Dex Media”) and become a newly listed company.

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

On December 5, 2012, the Merger Entities entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”), which upholds the basic economic terms and strategic merits of the Mergers included in the original Merger Agreement, and, among other things, (i) extends the date on which a party may unilaterally terminate the Amended and Restated Merger Agreement from December 31, 2012 to June 30, 2013, (ii) reduces the number of directors of Dex Media after the effectiveness of the Mergers from eleven to ten, and (iii) provides that if either Dex One or SuperMedia is unable to obtain the requisite consents to the Mergers from its stockholders and to the contemplated amendments to its respective financing agreements from its senior secured lenders, the Mergers may be effected through voluntary pre-packaged plans under Chapter 11 of the Bankruptcy Code. Because we were unable to obtain the requisite consents to the contemplated amendments to our financing agreements from our senior secured lenders to effectuate the Mergers, the Company voluntarily filed a pre-packaged bankruptcy under Chapter 11 on March 18, 2013. See "Filing of Voluntary Petitions in Chapter 11" below.
As a result of filing for Chapter 11, completion of the Mergers is now subject to certain conditions, including, among others: (i) the bankruptcy court having confirmed the pre-packaged plan of reorganization of such party substantially in the form provided in the Amended and Restated Merger Agreement, (ii) Dex One and SuperMedia, and certain of their respective subsidiaries, having entered into a tax sharing agreement and a shared services agreement, and (iii) authorization having been obtained for the listing of the Newdex Common Stock to be issued as consideration in the Mergers on the New York Stock Exchange or the NASDAQ Stock Market. The Company's Registration Statement on Form S-4 used to register the Newdex Common Stock was declared effective by the Securities and Exchange Commission ("SEC") on January 31, 2013.
The Amended and Restated Merger Agreement provides that, upon consummation of the Mergers, the chairman of the board of directors of Dex Media will be the current director and chairman of Dex One, and the President and Chief Executive Officer of Dex Media will be the current Chief Executive Officer of SuperMedia. The Amended and Restated Merger Agreement further provides that, upon consummation of the Mergers, the board of directors of Dex Media will consist of ten directors, comprising (i) the five current non-employee Dex One directors, (ii) four current non-employee SuperMedia directors designated by SuperMedia, and (iii) the President and Chief Executive Officer of Dex Media.
The Amended and Restated Merger Agreement may be terminated by either Dex One or SuperMedia in certain circumstances, including, among others, if the Mergers are not consummated on or before June 30, 2013. If the Amended and Restated Merger Agreement is terminated by either party, it may be required under certain circumstances specified in the Amended and Restated Merger Agreement to pay the other party an expense reimbursement up to a maximum amount of $7.5 million.

Please refer to the Amended and Restated Merger Agreement filed with a Current Report on Form 8-K with the SEC on December 6, 2012 for additional information on the terms and conditions of the Amended and Restated Merger Agreement.

Upon completion, the Mergers will be accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("FASB ASC 805"), with Dex One identified as the accounting acquirer. Dex One is considered the acquiring entity for accounting purposes based on certain criteria including, but not limited to, the following: (1) upon consummation of the Mergers, Dex One stockholders will hold approximately 60% of the common stock of Dex Media as compared to 40% held by SuperMedia stockholders and (2) Dex One's current chairman of the board of directors will continue to serve as the chairman of the board of directors of Dex Media.

Support and Limited Waiver Agreement
On December 5, 2012, Dex One also entered into a Support and Limited Waiver Agreement (the “Support Agreement”) with certain lenders, administrative agents and collateral agents under its senior secured credit facilities. Under the Support Agreement, Dex One has agreed, consistent with its obligations under the Amended and Restated Merger Agreement, to take any and all reasonably necessary and appropriate actions (i) in furtherance of the Mergers and the financing amendments to its senior secured credit facilities, (ii) to distribute a disclosure statement to its lenders under the senior secured credit facilities and solicit their votes to accept Dex One's pre-packaged plan of reorganization, and (iii) if Dex One elects to effect the Mergers and financing amendments through a Chapter 11 case, to file for Chapter 11 and seek confirmation of its pre-packaged plan by the bankruptcy court.

The lenders party to the Support Agreement have agreed, subject to certain conditions, (i) to support and take reasonable action in furtherance of the proposed financing amendments and the Support Agreement, (ii) to timely vote to accept Dex One's pre-packaged plan and (iii) in the event Dex One elects to effect the Mergers and the financing amendments through Chapter 11 cases, (a) to support approval of Dex One's lender disclosure statement and confirmation of Dex One's pre-packaged plan, (b) to support certain relief Dex One will request from the bankruptcy court upon filing for bankruptcy, (c) to refrain from taking any action inconsistent with the confirmation of Dex One's pre-packaged plan and (d) not to propose, support, solicit or participate in the formulation of any plan other than Dex One's pre-packaged plan.
The Support Agreement will terminate automatically upon the occurrence of certain circumstances or events as noted in the Support Agreement. Upon the termination date of the Support Agreement, all votes of lenders to the Support Agreement cast to accept Dex One's pre-packaged plan and signature pages to Dex One's financing amendments will be withdrawn and deemed null and void for all purposes, unless a lender provides notice within five business days that such lender's vote will continue to be effective.
Please refer to the Support Agreement filed with a Current Report on Form 8-K with the SEC on December 6, 2012 for detailed information on the terms and conditions of the Support Agreement.
Filing of Voluntary Petitions in Chapter 11
On March 18, 2013 (the "Petition Date"), Dex One and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking Chapter 11 relief under the provisions of the Bankruptcy Code. The Chapter 11 cases are being jointly administered under the caption In re Dex One Corporation, et al. (the “Chapter 11 Cases”). The Debtors will continue to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In connection with the Chapter 11 Cases, the Company has made information available on its website, www.DexOne.com, including its proposed plan of reorganization and disclosure statement describing the terms of the plan of reorganization and other information concerning the Company.

The filing of the Chapter 11 Cases triggered an event of default that rendered the remaining financial obligations under the Company's $300.0 million Initial Aggregate Principal Amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”) and senior secured credit facilities automatically and immediately due and payable. The Debtors believe that any efforts to enforce the financial obligations under the Dex One Senior Subordinated Notes and senior secured credit facilities are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying historical consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) the Company's voluntary Chapter 11 bankruptcy filing on March 18, 2013 and the impact it has or could have on our outstanding debt, (2) the Company's highly leveraged capital structure and the current maturity date of our senior secured credit facilities of October 24, 2014, and (3) the significant negative impact on our operating results and cash flows associated with our print products primarily as a result of (i) customer attrition, (ii) declines in overall advertising spending by our customers, (iii) the significant impact of the weak local business conditions on consumer spending in our clients' markets, (iv) an increase in competition and more fragmentation in local business search and (v) the migration of customers to digital marketing solutions.
As noted above, because the Company was unable to obtain the requisite consents to the contemplated amendments to our financing agreements from our senior secured lenders to effectuate the Mergers, the Company voluntarily filed a pre-packaged bankruptcy under Chapter 11. The filing of the Chapter 11 Cases triggered an event of default that rendered the remaining financial obligations under our Dex One Senior Subordinated Notes and senior secured credit facilities automatically and immediately due and payable. Certain senior secured lenders who are party to the Support Agreement, however, have agreed to a conditional waiver whereby they will not accelerate the financial obligations under our senior secured credit facilities upon the Company's Chapter 11 filing. The Support Agreement, including the conditional waiver noted above and the obligations of all parties to the Support Agreement, may terminate automatically upon the occurrence of certain circumstances or events if such circumstance or event has not been cured by the Company or waived unconditionally by the consenting lenders. Nonetheless, any efforts to enforce the acceleration provisions of our outstanding debt will be automatically stayed as a result of filing the Chapter 11 Cases in the Bankruptcy Court and during pendency of filing the Chapter 11 Cases unless the Bankruptcy Court approves a motion to enforce such provisions. We believe it is unlikely that the Bankruptcy Court would approve such a motion. However, there can be no assurance that this will not occur. In the event the Bankruptcy Court does permit modification of the stay and allows the acceleration of all of our outstanding debt, the Company would not have adequate cash on hand or other financial resources to satisfy all of its debt obligations. Under these circumstances, this raises substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time. Accordingly, we have classified all of our outstanding debt as current obligations as of December 31, 2012.
Since filing for Chapter 11 was done solely to effectuate the contemplated amendments to our financing agreements and the Mergers and we expect that no unsecured creditors of the Company will be impacted as a result of filing Chapter 11 as stated in our plan of reorganization, we anticipate that filing for Chapter 11 will not significantly impact our financial position, results of operations and cash flows through the Chapter 11 proceedings. If the Bankruptcy Court's stay on the acceleration provisions of our outstanding debt remains in effect until our emergence from Chapter 11 as expected, our current financial projections indicate that management expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and meet debt service requirements through the Chapter 11 proceedings and for at least the next 12-15 months. However, no assurances can be made that our expectations noted above regarding the results or impact of the Chapter 11 proceedings will occur or that our business will generate sufficient cash flows from operations to enable us to fund the Company's cash requirements since the current information used in our financial projections could change in the future as a result of changes in estimates and assumptions as well as risks noted above and in Item 1A, “Risk Factors.”
Management's objectives for the proposed merger and contemplated amendments to our financing agreements position the Company to operate as a going concern upon emergence from Chapter 11 and for a reasonable period of time thereafter. However, no assurances can be made that these objectives will be attained.
Significant Financing Developments

On March 20, 2012, the Company announced the commencement of a cash tender offer to purchase the maximum aggregate principal amount of our outstanding Dex One Senior Subordinated Notes for $26.0 million. The Offer to Purchase included a purchase price range of $270 to $300 per $1,000 principal amount of the Dex One Senior Subordinated Notes plus an amount in cash in lieu of the accrued and unpaid interest calculated at a rate of 12% per annum on the aggregate principal amount of the Dex One Senior Subordinated Notes from March 31, 2012 to, but not including, the payment date. The cash tender offer expired on April 19, 2012. On April 19, 2012, under the terms and conditions of the Offer to Purchase, the Company utilized cash on hand of $26.5 million to repurchase $98.2 million aggregate principal amount of Dex One Senior Subordinated Notes, representing 27% of par value ("Note Repurchases"). The Note Repurchases have been accounted for as an extinguishment of debt resulting in a non-cash, pre-tax gain of $70.8 million during the year ended December 31, 2012, consisting of the difference between the par value and purchase price of the Dex One Senior Subordinated Notes, offset by fees associated with the Note Repurchases. The following table provides the calculation of the net gain on Note Repurchases for the year ended December 31, 2012:

Year Ended December 31, 2012
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

On March 14, 2012, under the terms and conditions of the Amendments, RHDI commenced an offer to utilize up to $40 million to repurchase loans under the RHDI Amended and Restated Credit Facility at a price of 41.5% to 45.5% of par, DME Inc. commenced an offer to utilize up to $12.5 million to repurchase loans under the Dex Media East Amended and Restated Credit Facility at a price of 50.5% to 54.5% of par and DMW Inc. commenced an offer to utilize up to $23.5 million to repurchase loans under the Dex Media West Amended and Restated Credit Facility at a price of 60.0% to 64.0% of par. The offers expired on March 21, 2012. On March 23, 2012, RHDI, DME Inc. and DMW Inc. collectively utilized cash on hand of $69.5 million to repurchase loans under the Credit Facilities of $142.1 million ("Credit Facility Repurchases"). The Credit Facility Repurchases have been accounted for as an extinguishment of debt resulting in a non-cash, pre-tax gain of $68.8 million during the year ended December 31, 2012, consisting of the difference between the par value and purchase price of the Credit Facilities, offset by accelerated amortization of fair value adjustments to our Credit Facilities that were recognized in conjunction with our adoption of fresh start accounting and fees associated with the Credit Facility Repurchases. The following table provides detail of the Credit Facility Repurchases and the calculation of the net gain on Credit Facility Repurchases for the year ended December 31, 2012:

Year Ended December 31, 2012
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

The Note Repurchases and the Credit Facility Repurchases are hereby collectively referred to as the "Debt Repurchases." The net gains on Debt Repurchases for the year ended December 31, 2012 of $139.6 million is included in "Gain on debt repurchases, net" on the consolidated statement of comprehensive income (loss).

Predecessor Company - Chapter 11 Filing and Emergence from Bankruptcy
On May 28, 2009, the Predecessor Company and its subsidiaries filed voluntary petitions for Chapter 11 relief in the Bankruptcy Court. On January 12, 2010, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law, and Order Confirming the Joint Plan of Reorganization for the Predecessor Company and its subsidiaries (the “Plan”). The Plan became effective in accordance with its terms on the Effective Date. See our Annual Report on Form 10-K for the year ended December 31, 2010 for detailed information on matters associated with the Chapter 11 proceedings.

Labor Unions

Approximately 30% of our employees are represented by labor unions covered by two collective bargaining agreements. The unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”) or the Communication Workers of America (“CWA”). Our collective bargaining agreement with the IBEW expires in May 2015 and our collective bargaining agreement with the CWA expires in March 2016.

2. Summary of Significant Accounting Policies

Revenue Recognition
Our advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish. Advertising revenues also include revenues from our Internet-based marketing solutions including online directories, such as DexKnows.com and DexNet. Advertising revenues are affected by several factors, including changes in the quantity, size and characteristics of advertisements, acquisition of new customers, renewal rates of existing customers, premium advertisements sold, changes in advertisement pricing, the introduction of new marketing solutions, an increase in competition and more fragmentation in the local business search market and general economic factors. Revenues with respect to print advertising and Internet-based marketing solutions that are sold with print advertising are recognized under the deferral and amortization method whereby revenues are initially deferred when a directory is published, net of sales claims and allowances, and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to Internet-based marketing solutions that are sold standalone, such as DexNet, are recognized ratably over the life of the contract commencing when they are first delivered or fulfilled. Revenues with respect to our marketing solutions that are performance-based are recognized as the service is delivered or fulfilled. The Company also offers its customers the ability to purchase digital marketing solutions for shorter time frames than our standard one year contract.

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

Revenue and deferred revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based primarily on historical experience. We update this estimate as information or circumstances indicate that the estimate may no longer represent the amount of claims we may incur in the future. The Company recorded sales claims allowances of $13.3 million, $15.9 million and $9.9 million for the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010, respectively. The Predecessor Company recorded sales claims allowances of $3.5 million for the one month ended January 31, 2010.

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

All of our print and Internet-based marketing solutions qualify as separate units of accounting since they are sold on a stand-alone basis and we allocate multiple-deliverable arrangement consideration to each deliverable based on its relative selling price, which is determined using vendor specific objective evidence (“VSOE”). Our sales contracts generally do not include any provisions for cancellation, termination, right of return or refunds that would significantly impact recognized revenue.

The objective of VSOE is to determine the price at which a company would transact a sale if the product or service were sold on a stand-alone basis. In determining VSOE, we require that a substantial majority of our selling prices are consistent with our normal pricing and discounting policies, which have been established by management having relevant authority, for the specific marketing solution when sold on a stand-alone basis. We ensure this consistency by performing an analysis on an annual basis or more often if necessary. In determining relative selling prices of our marketing solutions sold on a stand-alone basis, we consider, among other things, (1) the geographies in which our marketing solutions are sold, (2) economic factors, (3) local business conditions, (4) competition in our markets, (5) advertiser and consumer behavior and classifications, (6) gross margin objectives and (7) historical pricing practices. Selling prices are analyzed on a more frequent basis if changes in any of these factors have a material impact on our pricing and discounting policies. There have been no changes to our selling prices or methods used to determine VSOE that had a significant effect on the allocation of total arrangement consideration during the year ended December 31, 2012. However, we may modify our pricing and discounting policies or implement new go-to-market strategies in the future, which could result in changes in selling prices, the methodology used to determine VSOE or use of another method in the selling price hierarchy to allocate arrangement consideration.

For multiple-deliverable arrangements entered into prior to January 1, 2011, the effective date of Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), our marketing solutions qualified as separate units of accounting and arrangement consideration was allocated to each respective deliverable based on the relative fair value method using VSOE, which was determined using the same methodology described above. Had ASU 2009-13 been effective and applied to multiple-deliverable arrangements in prior reporting periods, there would not have been any impact on revenue recognized in those periods.

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
Some local customers are subject to a credit review or partial advance payment before a signed contract is executed. The credit review and partial advance payment requirement is dependent on spend thresholds and type of business. A credit review includes evaluation of credit or payment history with us, third party credit scoring and credit checks with other vendors. Most local customers are billed a pro rata amount of their contract value on a monthly basis. However, where appropriate, advance payments, in whole or in part, and/or personal guarantees from local customers may be required prior to the extension of credit to select advertisers.
On behalf of our national customers, Certified Marketing Representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. All new CMRs are subject to a credit review before a signed contract is executed and CMRs who are designated high risk are subject to prepayment requirements up to twelve months.

The Company’s write-off policy for accounts receivables associated with our local customers is designed to secure the collection of past-due funds as part of the sales renewal cycle, while the write-off policy for our national customers is determined based on the delinquency stage combined with CMR responsiveness to collection requests.  Generally, local customer accounts receivable balances are considered eligible for write-off following completion of the annual sales renewal cycle if customers are greater than 90 days past-due on their oldest advertising charges, are non-responsive to payment demands, do not renew contracts for future advertising services and if no future billing charges exist. Management has deemed collectability of these past-due accounts receivables to be impaired. Accounts receivable balances associated with CMR's are generally written-off at 240 days past-due. The Company’s standard write-off policy also includes provisions to allow write-off acceleration for customers who are out of business as demonstrated via disconnected phone lines or declaring bankruptcy. The Company does not have a threshold dollar amount to trigger an accounts receivable balance write-off.  Collection processes are performed in accordance with the Fair Debt Collections Practices Act where appropriate and contacts with customers are made at defined time intervals to solicit payment and/or determine if any Company actions may assist in obtaining payment.  When appropriate in the collection process, customers are transferred to Company designated resources to resolve outstanding issues or file claims for adjustments of accounts receivable balances.  The Company’s bad debt policy includes guidelines for write-off of accounts as well as authorization and approval requirements.  The process for estimating the ultimate collection of accounts receivables involves significant assumptions and judgments regarding the write-off of accounts receivables and estimates on recovery expectations relative to bad debt write-offs. The Company believes that its credit, collection, bad debt recovery and reserve processes, combined with monitoring of its billing process, help to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in reimbursement experience.

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

Identifiable Intangible Assets and Goodwill

Identifiable Intangible Assets

The Company reviews the carrying value of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. The Company reviewed the following information, estimates and assumptions during the year ended December 31, 2012 to determine if the carrying amounts of our definite-lived intangible assets and other long-lived assets were recoverable:

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

Based on our evaluation during the year ended December 31, 2012, we concluded that the carrying amounts of our definite-lived intangible assets and other long-lived assets were recoverable.

Amortization expense related to the Company’s intangible assets was $349.4 million, $187.1 million and $167.0 million for the years ended December 31, 2012 and 2011 and the eleven months ended December 31, 2010, respectively. Amortization expense related to the Predecessor Company’s intangible assets was $15.6 million for the one month ended January 31, 2010. Amortization expense for all intangible assets for the five succeeding years is estimated to be approximately $301.6 million, $257.5 million, $217.1 million, $210.4 million and $206.2 million, respectively. Amortization of intangible assets for tax purposes is approximately $315.9 million in 2012.

Our identifiable intangible assets and their respective book values at December 31, 2012 are shown in the following table:

	Directory Services Agreements	Local Customer Relationships	National Customer Relationships	Trade Names and Trademarks	Technology, Advertising Commitments & Other	Total
Gross intangible assets carrying value	$1,330,000	$560,000	$175,000	$380,000	$85,500	$2,530,500
Accumulated amortization	(362,865)	(170,746)	(46,087)	(84,508)	(33,641)	(697,847)
Net intangible assets	$967,135	$389,254	$128,913	$295,492	$51,859	$1,832,653

The combined weighted average useful life of our identifiable intangible assets at December 31, 2012 is 9 years. The weighted average useful lives and amortization methodology for each of our identifiable intangible assets at December 31, 2012 are shown in the following table:

Intangible Asset	Remaining Weighted Average Useful Lives	Amortization Methodology
Directory services agreements	9 years	Income forecast method (1)
Local customer relationships	8 years	Income forecast method (1)
National customer relationships	8 years	Income forecast method (1)
Trade names and trademarks	8 years	Straight-line method
Technology, advertising commitments and other	5 years	Income forecast method (1)

(1)
These identifiable intangible assets are being amortized under the income forecast method, which assumes the value derived from these intangible assets is greater in the earlier years and steadily declines over time.

The Company evaluates the remaining useful lives of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible assets and other long-lived assets would be amortized prospectively over that revised remaining useful life. The Company evaluated the remaining useful lives of its definite-lived intangible assets and other long-lived assets as of December 31, 2012 by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit we have over competing independent publishers in our markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on our evaluation of these factors as of December 31, 2012, the Company has determined that the estimated useful lives of intangible assets presented above reflect the period they are expected to contribute to future cash flows and are therefore deemed appropriate. During the first quarter of 2012, the Company performed the same evaluation of the remaining useful lives of its definite-lived intangible assets and other long-lived assets. Based on our evaluation of these factors during the first quarter 2012, the Company determined that the estimated useful lives of our directory services agreements, local and national customer relationships and tradenames and trademarks no longer reflected the period they were expected to contribute to future cash flows. Therefore, the Company reduced the estimated useful lives of these intangible assets as shown in the following table:

Intangible Asset	Previous Weighted Average Useful Lives	Revised Weighted Average Useful Lives
Directory services agreements	25 years	10 years
Local customer relationships	13 years	9 years
National customer relationships	24 years	9 years
Tradenames and trademarks	13 years	9 years

As a result of reducing the estimated useful lives of the intangible assets noted above, the Company experienced an increase in amortization expense of $161.6 million during 2012.

Our identifiable intangible assets and their respective book values at December 31, 2011 are shown in the following table:

	Directory Services Agreements	Local Customer Relationships	National Customer Relationships	Trade Names and Trademarks	Technology, Advertising Commitments & Other	Total
Gross intangible assets carrying value	$1,330,000	$560,000	$175,000	$380,000	$85,500	$2,530,500
Accumulated amortization	(166,665)	(98,312)	(21,500)	(43,352)	(18,579)	(348,408)
Net intangible assets	$1,163,335	$461,688	$153,500	$336,648	$66,921	$2,182,092

Goodwill
Goodwill of $2.1 billion was recorded in connection with the Company’s adoption of fresh start accounting as discussed in Note 3, “Fresh Start Accounting and Reorganization Items, Net” and represented the excess of the reorganization value of Dex One over the fair value of identified tangible and intangible assets. As of December 31, 2012, the Company has no recorded goodwill at any of its reporting units. Historically, goodwill was not amortized but was subject to impairment testing on an annual basis as of October 31st or more frequently if indicators of potential impairment existed. Goodwill was tested for impairment at the reporting unit level, which represents one level below an operating segment in accordance with Financial Accounting Standards Board ("FASB") ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”). As of December 31, 2012, the Company’s reporting units are RHDI, Dex Media East, Inc. (“DME Inc.”) and Dex Media West, Inc. (“DMW Inc.”).

Impairment Evaluation

During the second quarter of 2011, the Company concluded there were indicators of impairment and as a result, we performed an impairment test of our goodwill and an impairment recoverability test of our definite-lived intangible assets and other long-lived assets. The testing results of our definite-lived intangible assets and other long-lived assets indicated they were recoverable and thus no impairment test was required. Based upon the testing results of our goodwill, we determined that the remaining goodwill assigned to each of our reporting units was fully impaired and thus recognized an aggregate goodwill impairment charge of $801.1 million during the year ended December 31, 2011. Please refer to our Annual Report on From 10-K for the year ended December 31, 2011 for additional information including the methodology, estimates and assumptions used in our impairment testing.

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

The change in the carrying amount of goodwill since it was established in fresh start accounting on February 1, 2010 (the “Fresh Start Reporting Date”) is as follows:

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

Additional Information
In connection with our acquisition of Dex Media on January 31, 2006, (the “Dex Media Merger”), we acquired directory services agreements (collectively, the “Dex Directory Services Agreements”) which Dex Media had entered into with Qwest including, (1) a publishing agreement with a term of 50 years commencing November 8, 2002 (subject to automatic renewal for additional one-year terms), which grants us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the states Dex Media East and Dex Media West operate our directory business in which Qwest (and its successors) provided local telephone services as of November 8, 2002, as well as having the exclusive right to use certain Qwest branding on directories in those markets and (2) a non-competition agreement with a term of 40 years commencing November 8, 2002, pursuant to which Qwest (on behalf of itself and its affiliates and successors) has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the states Dex Media East and Dex Media West operate our directory business in which Qwest provided local telephone service as of November 8, 2002 that are directed primarily at consumers in those geographic areas.

As a result of the Dex Media Merger, we also acquired (1) an advertising commitment agreement whereby Qwest has agreed to purchase an aggregate of $20 million of advertising per year through 2017 from us at pricing on terms at least as favorable as those offered to similar large customers and (2) an intellectual property contribution agreement pursuant to which Qwest assigned and or licensed to us the Qwest intellectual property previously used in the Qwest directory services business along with (3) a trademark license agreement pursuant to which Qwest granted to us the right until November 2007 to use the Qwest Dex and Qwest Dex Advantage marks in connection with directory products and related marketing material in the states Dex Media East and Dex Media West operate our directory business and the right to use these marks in connection with DexKnows.com (the intangible assets in (2) and (3) collectively, “Trade Names”).

Directory services agreements between AT&T and the Company include a directory services license agreement, a non-competition agreement, an Internet Yellow Pages reseller agreement and a directory publishing listing agreement (collectively, “AT&T Directory Services Agreements”) with certain affiliates of AT&T. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for AT&T (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as AT&T’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the AT&T brand and logo on print directories in the Territory. The non-competition agreement prohibits AT&T (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing AT&T marks to any third party for that purpose. The Internet Yellow Pages reseller agreement grants us the (a) exclusive right to sell to local advertisers within the Territory Internet yellow pages advertising focused upon products and services to be offered within that territory, and (b) non-exclusive right to sell to local (excluding National advertisers) advertisers within the Territory Internet yellow pages advertising focused upon products and services to be offered outside of the Territory, in each case, onto the YP.com platform. The directory publishing listing agreement gives us the right to purchase and use basic AT&T subscriber listing information and updates for the purpose of publishing directories.

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

Fixed Assets and Computer Software
Fixed assets and computer software are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are thirty years for buildings, five years for machinery and equipment, ten years for furniture and fixtures and three years to five years for computer equipment and computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.
Fixed assets and computer software of the Company at December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011
Computer software	$200,587	$181,488
Computer equipment	2,156	2,161
Machinery and equipment	32,645	31,646
Furniture and fixtures	11,607	13,930
Leasehold improvements	18,995	19,896
Land and buildings	1,775	1,775
Construction in Process – Computer software and equipment	7,114	9,541
Total cost	274,879	260,437
Less accumulated depreciation and amortization	(169,800)	(108,892)
Net fixed assets and computer software	$105,079	$151,545

Depreciation and amortization expense on fixed assets and computer software of the Company for the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010 and the Predecessor Company for the one month ended January 31, 2010 was as follows:

	Successor Company			Predecessor Company
	Years Ended December 31,		Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010
	2012	2011
Depreciation of fixed assets	$16,188	$17,073	$15,486	$1,416
Amortization of computer software	53,026	47,627	35,191	3,188
Total depreciation and amortization on fixed assets and computer software	$69,214	$64,700	$50,677	$4,604

During the year ended December 31, 2012, the Company identified certain fixed assets no longer in service, which resulted in an acceleration of depreciation expense of $0.8 million.

Interest Expense and Deferred Financing Costs
Successor Company
Gross interest expense for the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010 was $196.0 million, $226.9 million and $249.7 million, respectively. Certain costs associated with the Credit Facility Repurchases have been capitalized and are included in other non-current assets on the consolidated balance sheets. These costs will be amortized to interest expense over the terms of the related debt agreements using the effective interest method. Amortization of deferred financing costs included in interest expense was $1.7 million for the year ended December 31, 2012.

In conjunction with our adoption of fresh start accounting and reporting on the Fresh Start Reporting Date, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment will be amortized as an increase to interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as an increase to interest expense was $24.5 million, $27.8 million and $29.3 million for the years ended December 31, 2012 and 2011 and the eleven months ended December 31, 2010, respectively. See Note 5, “Long-Term Debt” for additional information.

During the first quarter of 2010, we entered into interest rate swap and interest rate cap agreements that are not designated as cash flow hedges. The Company’s interest expense includes income of $2.3 million and $3.4 million for the years ended December 31, 2012 and 2011, respectively, and expense of $8.2 million for the eleven months ended December 31, 2010 resulting from the change in fair value of these interest rate swaps and interest rate caps.
Predecessor Company
Contractual interest expense that would have appeared on the Predecessor Company’s consolidated statement of comprehensive income if not for the filing of the Chapter 11 petitions was $65.9 million for the one month ended January 31, 2010.

Gross interest expense for the one month ended January 31, 2010 was $19.7 million. Certain costs associated with the issuance of debt instruments were capitalized and included in other non-current assets on the consolidated balance sheets. These costs were amortized to interest expense over the terms of the related debt agreements using the effective interest method. Amortization of deferred financing costs included in interest expense was $1.8 million for the one month ended January 31, 2010.

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

As a result of the amendment of the RHDI credit facility and the refinancing of the former Dex Media West LLC credit facility on June 6, 2008, the Predecessor Company’s interest rate swaps associated with these two debt arrangements were no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment was no longer permitted. In addition, as a result of filing the Chapter 11 petitions, these interest rate swaps were required to be settled or terminated during 2009. As a result of the change in fair value of these interest rate swaps prior to the Effective Date, the Predecessor Company’s interest expense included expense of $0.4 million for the one month ended January 31, 2010.

Advertising Expense

The Company and the Predecessor Company recognize advertising expenses as incurred. These expenses include media, public relations, promotional, branding and sponsorship costs and on-line advertising. Total advertising expense for the Company was $8.5 million, $17.7 million and $27.9 million for the years ended December 31, 2012 and 2011 and the eleven months ended December 31, 2010, respectively. Total advertising expense for the Predecessor Company was $1.0 million for the one month ended January 31, 2010.

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

The remaining approximately 15% of our advertising revenue is derived from the sale of our marketing solutions to national or large regional chains. The majority of the revenue derived through national accounts is serviced through CMRs from which we accept orders. CMRs are independent third parties that act as agents for national customers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR.

Derivative Financial Instruments

At December 31, 2012, we had interest rate swap and interest rate cap agreements with major financial institutions with notional amounts of $300.0 million and $200.0 million, respectively. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount for interest rate swaps is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the interest rate swap agreement. Under the terms of the interest rate cap agreements, the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above the negotiated cap rates. Any loss would be limited to the amount that would have been received based on the spread in rates over the remaining life of the interest rate cap agreement. The counterparties to the interest rate swap and interest rate cap agreements are major financial institutions with credit ratings of A- or higher, or the equivalent dependent upon the credit rating agency.

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

Pension and Postretirement Benefits
Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. For the years ended December 31, 2012 and 2011, eleven months ended December 31, 2010 and one month ended January 31, 2010, the Company and the Predecessor Company utilized a yield curve to determine the appropriate discount rate for each of the defined benefit pension plans based on the individual plans’ expected future cash flows. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future healthcare costs is based on historical experience and external factors.

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

Earnings (Loss) Per Share

The calculation of basic and diluted earnings (loss) per share (“EPS”) is presented below.

	Successor Company			Predecessor Company
	Years Ended December 31,		Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010
	2012	2011
Basic EPS
Net income (loss)	$62,401	$(518,964)	$(923,592)	$6,920,009
Weighted average common shares outstanding	50,643	50,144	50,020	69,013
Basic EPS	$1.23	$(10.35)	$(18.46)	$100.27

Diluted EPS
Net income (loss)	$62,401	$(518,964)	$(923,592)	$6,920,009
Weighted average common shares outstanding	50,643	50,144	50,020	69,013
Dilutive effect of stock awards	10	—	—	39
Weighted average diluted shares outstanding	50,653	50,144	50,020	69,052
Diluted EPS	$1.23	$(10.35)	$(18.46)	$100.21

Diluted EPS is calculated by dividing net income by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options and restricted stock, the dilutive effect of which is calculated using the treasury stock method.

Due to the Company's reported net loss for the year ended December 31, 2011 and eleven months ended December 31, 2010, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of EPS. For the years ended December 31, 2012 and 2011 and the eleven months ended December 31, 2010, 2.7 million, 2.7 million and 1.3 million shares of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period. For the one month ended January 31, 2010, 4.6 million shares of the Predecessor Company’s stock-based awards had exercise prices that exceeded the average market price of the Predecessor Company’s common stock for the period.

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

The Company and the Predecessor Company record stock-based compensation expense in the consolidated statements of comprehensive income (loss) for all employee stock-based awards based on their grant date fair values. The Company and the Predecessor Company estimate forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. The Company used an estimated weighted average forfeiture rate in determining stock-based compensation expense of 6.4%, 6.3% and 8.9% during the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010, respectively. The Predecessor Company used an estimated weighted average forfeiture rate in determining stock-based compensation expense of 10.2% for the one month ended January 31, 2010.

See Note 8, “Stock Incentive Plans” for additional information regarding the Company’s and the Predecessor Company’s stock incentive plans.

2009 Long-Term Incentive Plan for Executive Officers
The Company had a cash-based long-term incentive plan for executive officers, the 2009 Long-Term Incentive Plan (“2009 LTIP”), designed to provide long-term incentive compensation to participants based on the achievement of performance goals. The 2009 LTIP was originally approved by the Predecessor Company’s Compensation & Benefits Committee in 2009. During the bankruptcy proceedings, the Bankruptcy Court approved for the 2009 LTIP to be carried forward by the Company upon emergence from Chapter 11. The Company’s Compensation & Benefits Committee administered the 2009 LTIP in its sole discretion and had the option, subject to certain exceptions, to delegate some or all of its power and authority under the 2009 LTIP to the Chief Executive Officer or other executive officer of the Company. Participants in the 2009 LTIP consisted of (i) executive officers of the Company and the Predecessor Company and its affiliates and (ii) other employees of the Company and the Predecessor Company and its subsidiaries and affiliates as designated by the Chief Executive Officer. The amount of each award under the 2009 LTIP was paid in cash and was dependent upon the attainment of certain performance measures related to the amount of the Company’s and Predecessor Company’s cumulative free cash flow for the 2010 and 2011 fiscal years (the “Performance Period”). Participants who are/were executive officers of the Company and Predecessor Company, and certain other participants designated by the Chief Executive Officer, also received a payment upon the achievement of the restructuring, reorganization and/or recapitalization of the Predecessor Company’s outstanding indebtedness and liabilities (the “Specified Actions”) during the Performance Period. Payments were made following the end of the Performance Period or the date of a Specified Action, as the case may be. Upon emergence from Chapter 11 and the achievement of the Specified Actions, the Company made cash payments associated with the 2009 LTIP of $8.0 million during the eleven months ended December 31, 2010. Remaining cash payments associated with the 2009 LTIP of $10.9 million were made during the year ended December 31, 2012 related to the attainment of certain performance measures during the Performance Period.

These cash-based awards were granted to participants in April 2009. The Company recognized compensation expense related to the 2009 LTIP of $0.3 million, $1.2 million and $4.8 million during the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010, respectively. The Predecessor Company recognized compensation expense related to the 2009 LTIP of $0.5 million during the one month ended January 31, 2010.

Fair Value of Financial Instruments

At December 31, 2012 and 2011, the fair value of cash and cash equivalents, accounts receivable, net and accounts payable and accrued liabilities approximated their carrying value based on the net short-term nature of these instruments. All of the Company’s assets and liabilities were fair valued as of the Fresh Start Reporting Date in connection with our adoption of fresh start accounting. See our Annual Report on Form 10-K for the year ended December 31, 2010 for detailed information on the methodology and assumptions used to value our assets and liabilities in conjunction with our adoption of fresh start accounting. Estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

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

As required by FASB ASC 820, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company had interest rate swaps with a notional amount of $300.0 million and $500.0 million at December 31, 2012 and 2011, respectively, and interest rate caps with a notional amount of $200.0 million and $400.0 million at December 31, 2012 and 2011, respectively, that are measured at fair value on a recurring basis.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and 2011, respectively, and the level within the fair value hierarchy in which the fair value measurements were included.

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Derivatives:	December 31, 2012	December 31, 2011
Interest Rate Swap – Liabilities	$(413)	$(2,694)
Interest Rate Cap – Assets	$—	$5

There were no transfers of assets or liabilities into or out of Levels 1, 2 or 3 of the fair value hierarchy during the years ended December 31, 2012 or 2011. The Company has established a policy of recognizing transfers between levels of the fair value hierarchy as of the end of a reporting period.

The Company’s long-term debt obligations are not measured at fair value on a recurring basis, however we present the fair value of the Dex One Senior Subordinated Notes and our Credit Facilities in Note 5, “Long-Term Debt.” The Company has utilized quoted market prices, where available, to compute the fair market value of these long-term debt obligations at December 31, 2012 and 2011. The Dex One Senior Subordinated Notes are categorized within Level 1 of the fair value hierarchy and our Credit Facilities are categorized within Level 2 of the fair value hierarchy.

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

Fair value for our derivative instruments was derived using pricing models based on a market approach. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value for each of our derivative instruments incorporate specific contract terms for valuation inputs, including effective dates, maturity dates, interest rate swap pay rates, interest rate cap rates and notional amounts, as disclosed and presented in Note 6, “Derivative Financial Instruments,” interest rate yield curves, and the creditworthiness of the counterparty and the Company. Counterparty credit risk and the Company’s credit risk could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. At December 31, 2012, the impact of applying counterparty credit risk and/or the Company's credit risk in determining the fair value of our derivative instruments was not material.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of recoverability of long-lived assets, sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans expense, restructuring expense and accruals, deferred income taxes, certain assumptions pertaining to our stock-based awards, and certain estimates and assumptions used in our impairment evaluation and useful lives assessment of definite-lived intangible assets and other long-lived assets, among others.

New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers the effective date of provisions included in ASU 2011-05 that require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 further states that entities must continue to report reclassification adjustments out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. Effective January 1, 2012, the Company adopted the applicable provisions included in ASU 2011-05 and elected to present a single continuous statement of comprehensive income. In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements, provided that all the information is presented in a single location, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012 and as such the Company will adopt ASU effective January 1, 2013.
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
We have reviewed other accounting pronouncements that were issued as of December 31, 2012, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

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

FASB ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the process of reorganizing the business under Chapter 11 from the ongoing operations of the business. Reorganization items include certain expenses such as professional fees, realized gains and losses and provisions for losses that were realized from the reorganization and restructuring process. The Predecessor Company has classified these items as reorganization items, net on the consolidated statement of comprehensive income (loss).

The Predecessor Company recorded $7.8 billion of reorganization items during the one month ended January 31, 2010 comprised of (i) a pre-emergence gain of $4.5 billion resulting from the discharge of liabilities under the Plan, partially offset by the issuance of new Dex One common stock, establishment of additional paid-in capital and the issuance of the Dex One Senior Subordinated Notes; (ii) pre-emergence charges to earnings recorded as reorganization items resulting from certain costs and expenses relating to the Plan becoming effective; and (iii) a pre-emergence increase in earnings of $3.3 billion resulting from the aggregate changes to the net carrying value of our pre-emergence assets and liabilities to reflect their fair values under fresh start accounting, as well as the recognition of goodwill. The following table displays the details of reorganization items for the one month ended January 31, 2010:

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

(9)
In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our Credit Facilities. See Note 2, “Summary of Significant Accounting Policies – Interest Expense and Deferred Financing Costs” and Note 5, “Long-Term Debt” for additional information.

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

FASB ASC 852 provides for, among other things, a determination of the value to be assigned to the assets of the reorganized Company as of a date selected for financial reporting purposes. The Company adjusted its enterprise value of $4.5 billion for certain items such as post-petition liabilities, deferred income taxes and cash on hand post emergence to determine a reorganization value of $5.9 billion. Under fresh start accounting, the reorganization value was allocated to Dex One’s assets based on their respective fair values in conformity with the acquisition method of accounting for business combinations included in FASB ASC 805. The excess reorganization value over the fair value of identified tangible and intangible assets of $2.1 billion was recorded as goodwill.

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

4. Restructuring Charges

Successor Company Actions

During the fourth quarter of 2010, the Company initiated a restructuring plan that included headcount reductions, consolidation of responsibilities and vacating leased facilities, which continued into 2011 (“Restructuring Actions”). Employees impacted by the Restructuring Actions were notified of their termination during the fourth quarter of 2010 and throughout 2011. In addition, the Company vacated certain of its leased facilities during 2011. The Company did not recognize a restructuring charge to earnings related to the Restructuring Actions during the year ended December 31, 2012. Cash payments of $7.3 million were made in conjunction with the Restructuring Actions during the year ended December 31, 2012. The Company recognized a restructuring charge to earnings of $25.0 million and $18.6 million and made cash payments of $31.9 million and $0.7 million during the year ended December 31, 2011 and eleven months ended December 31, 2010, respectively, related to the Restructuring Actions. The following table shows the activity in our restructuring reserve associated with the Restructuring Actions since inception:

Restructuring Actions
Balance at February 1, 2010	$—
Additions to reserve charged to earnings	18,586
Payments	(728)
Balance at December 31, 2010	17,858
Additions to reserve charged to earnings	25,019
Payments	(31,905)
Non-cash reduction in restructuring reserve	(3,005)
Balance at December 31, 2011	7,967
Payments	(7,317)
Balance at December 31, 2012	$650

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

Restructuring charges that are charged (credited) to earnings are included in production and distribution expenses, selling and support expenses or general and administrative expenses on the consolidated statements of comprehensive income (loss), as applicable.

5. Long-Term Debt

The following table presents the fair market value of our long-term debt at December 31, 2012 and 2011 based on quoted market prices on that date, as well as the carrying value of our long-term debt at December 31, 2012 and 2011, which includes (1) unamortized fair value adjustments in connection with the Company’s adoption of fresh start accounting on the Fresh Start Reporting Date of $36.7 million and $63.2 million at December 31, 2012 and 2011, respectively, (2) during the year ended December 31, 2012, the issuance of an additional $7.4 million and $10.5 million of Dex One Senior Subordinated Notes as a result of the Company's election to make paid-in-kind ("PIK") interest payments for the semi-annual interest periods ending September 30, 2012 and March 31, 2012, respectively, and (3) the impact of the Debt Repurchases during the year ended December 31, 2012. See Note 1, “Business and Basis of Presentation - Significant Financing Developments” for additional information on the Debt Repurchases.

	December 31, 2012		December 31, 2011
	Fair Market Value	Carrying Value	Fair Market Value	Carrying Value
RHDI Amended and Restated Credit Facility	$528,461	$776,007	$333,892	$947,211
Dex Media East Amended and Restated Credit Facility	360,005	515,767	294,026	651,582
Dex Media West Amended and Restated Credit Facility	368,885	498,156	339,418	611,564
Dex One Senior Subordinated Notes	73,053	219,708	66,750	300,000
Total Dex One consolidated	1,330,404	2,009,638	1,034,086	2,510,357
Less current portion	1,330,404	2,009,638	143,132	326,300
Long-term debt	$—	$—	$890,954	$2,184,057

The Company's voluntary filing for Chapter 11 on March 18, 2013 triggered an event of default that rendered the remaining financial obligations under our Dex One Senior Subordinated Notes and Credit Facilities automatically and immediately due and payable. Although we believe that any efforts to enforce the acceleration of these financial obligations are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court, we have classified our Dex One Senior Subordinated Notes and Credit Facilities as current obligations on our consolidated balance sheet as of December 31, 2012. See Note 1, "Business and Basis of Presentation - Going Concern" for additional information. Outstanding debt at December 31, 2012 if held to contractual maturity, (1) excluding fair value adjustments as a result of fresh start accounting and (2) assuming the issuance of additional Dex One Senior Subordinated Notes as a result of the Company's election to make PIK interest payments until maturity totals $2,122.7 million.

Credit Facilities

RHDI Amended and Restated Credit Facility

In conjunction with the Credit Facility Repurchases, RHDI repurchased $92.0 million of loans under the RHDI Amended and Restated Credit Facility at a rate of 43.5% of par. As of December 31, 2012, the outstanding carrying value under the RHDI Amended and Restated Credit Facility totaled $776.0 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:

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

The RHDI Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at December 31, 2012.

Dex Media East Amended and Restated Credit Facility

In conjunction with the Credit Facility Repurchases, DME Inc. repurchased $23.6 million of loans under the Dex Media East Amended and Restated Credit Facility at a rate of 53.0% of par. As of December 31, 2012, the outstanding carrying value under the Dex Media East Amended and Restated Credit Facility totaled $515.8 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:

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

The Dex Media East Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 2.8% at December 31, 2012.

Dex Media West Amended and Restated Credit Facility

In conjunction with the Credit Facility Repurchases, DMW Inc. repurchased $26.6 million of loans under the Dex Media West Amended and Restated Credit Facility at a rate of 64.0% of par. As of December 31, 2012, the outstanding carrying value under the Dex Media West Amended and Restated Credit Facility totaled $498.2 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments at our option at either:

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

The Dex Media West Amended and Restated Credit Facility matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.0% at December 31, 2012.

Each of our Credit Facilities require significant balloon payments upon maturity on October 24, 2014. If the Company is unable to extend the maturity or significantly reduce our outstanding indebtedness prior to maturity by either (1) completing the Mergers and associated refinancing of our Credit Facilities through the Chapter 11 Cases, (2) open market repurchases as permitted by the Amendments to our Credit Facilities, (3) obtaining additional financing and/or (4) refinancing our existing indebtedness separate from the Mergers and Chapter 11 Cases, we will not be able to generate cash flows from operations in amounts sufficient to fund operations and capital expenditures and/or satisfy debt service requirements at that time. In addition, if the Company was to become non-compliant with restrictive covenants under our debt agreements prior to October 24, 2014, default provisions would be triggered under our Credit Facilities and outstanding balances could become due immediately. The Company continues to monitor and assess all available options and opportunities that would allow us to accomplish these financing initiatives; however, no assurances can be made that these financing initiatives will be attained.

Each of the Credit Facilities described above includes an uncommitted revolving credit facility available for borrowings up to $40.0 million. The availability of such uncommitted revolving credit facility is subject to certain conditions including the prepayment of the term loans under each of the Credit Facilities in an amount equal to such revolving credit facility.

The Credit Facilities contain provisions for prepayment from net proceeds of asset dispositions, equity issuances and debt issuances subject to certain exceptions, from a ratable portion of the net proceeds received by the Company from asset dispositions by the Company, subject to certain exceptions, and from a portion of excess cash flow.

Each of the Credit Facilities described above contain certain covenants that, subject to exceptions, limit or restrict each borrower and its subsidiaries’ incurrence of liens, investments (including acquisitions), sales of assets, indebtedness, payment of dividends, distributions and payments of certain indebtedness, sale and leaseback transactions, swap transactions, affiliate transactions, capital expenditures and mergers, liquidations and consolidations. Each Credit Facility also contains certain covenants that, subject to exceptions, limit or restrict each borrower’s incurrence of liens, indebtedness, ownership of assets, sales of assets, payment of dividends or distributions or modifications of the Dex One Senior Subordinated Notes. Each borrower is required to maintain compliance with a consolidated leverage ratio covenant. RHDI and DMW Inc. are also required to maintain compliance with a consolidated interest coverage ratio covenant. DMW Inc. is also required to maintain compliance with a consolidated senior secured leverage ratio covenant. The Dex Media West Amended and Restated Credit Agreement includes an option for additional covenant relief under the senior secured leverage covenant through the fourth quarter of 2011, subject to increased amortization of the loans through the first quarter of 2012, an increase in the excess cash flow sweep for 2011 and payment of a 25 basis point fee ratably to the lenders under the Dex Media West Amended and Restated Credit Agreement. On March 31, 2010, the Company exercised the Senior Secured Leverage Ratio Election, as defined in the Dex Media West Amended and Restated Credit Agreement. The Company incurred a fee of $2.1 million to exercise this option.

The obligations under each of the Credit Facilities are guaranteed by our subsidiaries and are secured by a lien on substantially all of our and our subsidiaries’ tangible and intangible assets, including a pledge of the stock of their respective subsidiaries, as well as a mortgage on certain real property, if any.

Pursuant to a shared guaranty and collateral agreement and subject to an intercreditor agreement among the administrative agents under each of the Credit Facilities, the Company and, subject to certain exceptions, certain subsidiaries of the Company, guaranty the obligations under each of the Credit Facilities and the obligations are secured by a lien on substantially all of such guarantors’ tangible and intangible assets (other than the assets of the Company’s subsidiary, Dex One Digital), including a pledge of the stock of their respective subsidiaries, as well as a mortgage on certain real property, if any.

Notes

Dex One Senior Subordinated Notes

In conjunction with the Note Repurchases, the Company repurchased $98.2 million aggregate principal amount of Dex One Senior Notes at a rate of 27.0% of par. As of December 31, 2012, the outstanding carrying value of the Dex One Senior Subordinated Notes totaled $219.7 million. Interest on the Dex One Senior Subordinated Notes is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 29, 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects PIK interest payments. The Company may elect, no later than two business days prior to the beginning of any such semi-annual interest period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as additional senior subordinated notes. In the absence of such an election for any subsequent semi-annual interest period, interest on the Dex One Senior Subordinated Notes will be payable in the form of the interest payment for the semi-annual interest period immediately preceding such subsequent semi-annual interest period. For the semi-annual interest periods ending September 30, 2012 and March 31, 2012, the Company made interest payments 50% in cash and 50% in PIK interest, as permitted by the indenture governing the Dex One Senior Subordinated Notes, resulting in the issuance of an additional $7.4 million and $10.5 million, respectively, of Dex One Senior Subordinated Notes. The Company will continue to make interest payments on the Dex One Senior Subordinated Notes 50% in cash and 50% in PIK interest for the semi-annual interest period ending March 31, 2013. The interest rate on the Dex One Senior Subordinated Notes may be subject to adjustment in the event the Company incurs certain specified debt with a higher effective yield to maturity than the yield to maturity of the Dex One Senior Subordinated Notes.

The Dex One Senior Subordinated Notes are unsecured obligations of the Company, effectively subordinated in right of payment to all of the Company’s existing and future secured debt, including Dex One’s guarantee of borrowings under each of the Credit Facilities and are structurally subordinated to any existing or future liabilities (including trade payables) of our direct and indirect subsidiaries.

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

The Dex One Senior Subordinated Notes are redeemable at our option at the following prices (as a percentage of face value):

Redemption Year	Price
2013	101.000%
2014 and thereafter	100.000%

Impact of Fresh Start Accounting

In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our Credit Facilities at a discount as a result of their fair value on the Fresh Start Reporting Date. Therefore, the carrying amount of these debt obligations is lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our Credit Facilities, of which $36.7 million remains unamortized at December 31, 2012, as shown in the following table.

	Carrying Value at December 31, 2012	Unamortized Fair Value Adjustments at December 31, 2012	Outstanding Debt at December 31, 2012 Excluding the Impact of Unamortized Fair Value Adjustments
RHDI Amended and Restated Credit Facility	$776,007	$6,493	$782,500
Dex Media East Amended and Restated Credit Facility	515,767	25,108	540,875
Dex Media West Amended and Restated Credit Facility	498,156	5,076	503,232
Dex One Senior Subordinated Notes	219,708	—	219,708
Total	$2,009,638	$36,677	$2,046,315

In conjunction with the Credit Facility Repurchases, we accelerated amortization of fair value adjustments to our Credit Facilities of $2.0 million, which partially offset the net gain on Credit Facility Repurchases recognized during the year ended December 31, 2012. See Note 1, “Business and Basis of Presentation - Significant Financing Developments” for additional information.

6. Derivative Financial Instruments

Successor Company

The Company has entered into the following interest rate swaps that effectively convert $300.0 million, or approximately 17%, of the Company’s variable rate debt to fixed rate debt as of December 31, 2012. Since the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at December 31, 2012, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At December 31, 2012, approximately 89% of our total debt outstanding consisted of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 26% of our total debt portfolio as of December 31, 2012.

Interest Rate Swaps – Dex Media East

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 26, 2010	$100	(1)	1.796%	February 28, 2013
March 5, 2010	100	(1)	1.688%	January 31, 2013
March 10, 2010	100	(1)	1.75%	January 31, 2013
Total	$300

(1) Consists of one swap

Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 1.7%. The weighted average rate received on our interest rate swaps was 0.3% for the year ended December 31, 2012. These periodic payments and receipts are recorded as interest expense.

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

(2) Consists of one cap

The following tables present the fair value of our interest rate swaps and interest rate caps at December 31, 2012 and 2011. The fair value of our interest rate swaps is presented in accounts payable and accrued liabilities and other non-current liabilities and the fair value of our interest rate caps is presented in prepaid expenses and other current assets and other non-current assets on the consolidated balance sheets at December 31, 2012 and 2011. The following tables also present the (gain) loss recognized in interest expense from the change in fair value of our interest rate swaps and interest rate caps for the years ended December 31, 2012 and 2011 and the eleven months ended December 31, 2010.

			(Gain) Loss Recognized in Interest Expense From the Change in Fair Value of Interest Rate Swaps
	Fair Value Measurements at December 31,		Years Ended December 31,		Eleven Months Ended December 31, 2010
Interest Rate Swaps	2012	2011	2012	2011
Accounts payable and accrued liabilities	$(413)	$(2,269)	$(1,856)	$(2,106)	$4,376
Other non-current liabilities	—	(425)	(425)	(1,565)	1,989
Total	$(413)	$(2,694)	$(2,281)	$(3,671)	$6,365

			Loss Recognized in Interest Expense From the Change in Fair Value of Interest Rate Caps
	Fair Value Measurements at December 31,		Years Ended December 31,		Eleven Months Ended December 31, 2010
Interest Rate Caps	2012	2011	2012	2011
Prepaid expenses and other current assets	$—	$1	$1	$4	$64
Other non-current assets	—	4	4	299	1,766
Total	$—	$5	$5	$303	$1,830

The Company recognized expense related to our interest rate swaps and interest rate caps, including accrued interest, of $1.9 million, $2.8 million and $13.2 million during the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010, respectively.

Predecessor Company
As a result of filing the Chapter 11 petitions, the Predecessor Company did not have any interest rate swaps designated as cash flow hedges. During the one month ended January 31, 2010, the Predecessor Company recognized interest expense of $2.3 million associated with the change in fair value of its interest rate swaps. During the one month ended January 31, 2010, the Predecessor Company recognized expense of $3.0 million related to interest rate swaps into earnings, including accrued interest. In accordance with fresh start accounting, unamortized amounts previously charged to accumulated other comprehensive loss of $15.3 million related to the Predecessor Company’s interest rate swaps were eliminated as of the Fresh Start Reporting Date.

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

Components of (Provision) Benefit for Income Taxes

	Successor Company			Predecessor Company
	Years Ended December 31,		Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010
	2012	2011
Current (provision) benefit
Federal	$4,689	$18,955	$(1,263)	$(600)
State and local	(4,535)	(2,905)	3,772	(20)
Total current (provision) benefit	154	16,050	2,509	(620)
Deferred (provision) benefit
Federal	(3,328)	73,981	568,938	(792,162)
State and local	(3,750)	34,727	48,668	(124,759)
Total deferred (provision) benefit	(7,078)	108,708	617,606	(916,921)
(Provision) benefit for income taxes	$(6,924)	$124,758	$620,115	$(917,541)

Reconciliation of Statutory Federal Tax Rate to Effective Tax Rate

	Successor Company			Predecessor Company
	Years Ended December 31,		Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010
	2012	2011
Income (loss) before income taxes	$69,325	$(643,722)	$(1,543,707)	$7,837,550
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	4.7	3.6	3.6	2.6
Non-taxable fresh start adjustments	—	—	—	(28.0)
Non-deductible interest expenses	8.1	—	—	—
Non-deductible impairment expenses	—	(27.5)	(19.5)	—
Section 382 limitation	—	—	22.9	1.1
Section 108 tax attribution reduction	(2.6)	—	—	21.4
Section 1245 recapture	14.5	12.6	—	—
Change in valuation allowance	(56.2)	(8.0)	(2.3)	(19.5)
Change in gross unrecognized tax benefits	—	2.9	—	—
Change in state tax laws	4.0	—	—	—
Other, net	2.5	0.8	0.5	(0.9)
Effective tax rate	10.0%	19.4%	40.2%	11.7%

Components of Deferred Tax Assets and Liabilities

	December 31,
	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$14,081	$23,259
Deferred and other compensation	9,090	6,413
Capital investments	6,240	6,255
Debt and other interest	898	1,008
Pension and other retirement benefits	29,465	29,001
Restructuring reserves	253	2,475
Net operating loss and credit carryforwards	434,106	500,481
Other, net	6,096	9,102
Total deferred tax assets	500,229	577,994
Valuation allowance	(123,786)	(157,171)
Net deferred tax assets	$376,443	$420,823
Deferred tax liabilities:
Fixed assets and capitalized software	$32,830	$44,875
Goodwill and intangible assets	337,346	375,017
Deferred directory revenue and costs	1,936	—
Investment in subsidiaries	18,767	8,484
Other, net	340	146
Total deferred tax liabilities	$391,219	$428,522
Net deferred tax liability	$(14,776)	$(7,699)

Reconciliation of Gross Unrecognized Tax Benefits

	Successor Company			Predecessor Company
	Years Ended December 31,		Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010
	2012	2011
Balance at beginning of period	$5,942	$20,954	$390,872	$298,001
Gross additions for tax positions related to the current year	—	7,029	693	95,555
Gross reductions for tax positions related to the current year	—	—	(370,611)	(2,684)
Gross reductions for tax positions related to prior years	(16)	—	—	—
Gross reductions for tax positions related to the lapse of applicable statute of limitations	—	(20,261)	—	—
Settlements	—	(1,780)	—	—
Balance at end of period	$5,926	$5,942	$20,954	$390,872

Successor Company

Components of (Provision) Benefit for Income Taxes
The income tax (provision) of $(6.9) million for the year ended December 31, 2012 is comprised of a federal tax benefit of $1.4 million and a state tax (provision) of $(8.3) million. The federal tax benefit of $1.4 million is comprised of a current tax benefit of $4.7 million, primarily related to alternative minimum tax relief, and a deferred tax (provision) of $(3.3) million, primarily due to changes in deferred tax liabilities relating to the stock basis of subsidiaries (Internal Revenue Code ("IRC") Section 1245 recapture) during the year ended December 31, 2012. The state tax (provision) of $(8.3) million is comprised of a current tax (provision) of $(4.5) million, primarily related to the suspension of net operating loss carryforwards in certain states, and a deferred tax (provision) of $(3.8) million, primarily due to changes in liabilities relating to the stock basis of subsidiaries (IRC Section 1245 recapture) during the year ended December 31, 2012.

The Debt Repurchases resulted in a tax gain of $141.5 million for the year ended December 31, 2012. Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of debt income ("CODI"), which must be included in the taxpayer's taxable income. However, in accordance with IRC Section 108, in lieu of recognizing taxable income from CODI, the Company is required to reduce existing tax attributes. As a result, the Company recognized an estimated decrease in deferred tax assets relating to net operating losses and the basis of amortizable and depreciable property of approximately $54.6 million for the year ended December 31, 2012. These decreases were offset by a decrease in recorded valuation allowance during the year ended December 31, 2012.

The Company recorded a decrease in its valuation allowance during the year ended December 31, 2012 as a result of the Debt Repurchases (discussed above). In addition, our valuation allowance was decreased during the year ended December 31, 2012 as a result of the reduction in estimated useful lives of certain intangible assets as discussed in Note 2, "Summary of Significant Accounting Policies - Identifiable Intangible Assets and Goodwill," which was a change in circumstances that resulted in a change in judgment about the Company's ability to realize deferred tax assets in future years. The resulting change in income tax expense allocated to the year ended December 31, 2012 relating to the changes in valuation allowance is a decrease of $38.9 million, which reduces our effective tax rate for the year ended December 31, 2012 by approximately 56.2%.

The Company recorded deferred tax liabilities related to the change in the excess of the financial statement carrying amount over the tax basis of investments in certain subsidiaries (IRC Section 1245 recapture) as a result of the Debt Repurchases and a reduction of existing tax attributes (discussed above). The resulting increase to income tax expense for the year ended December 31, 2012 was $10.0 million, which increased our effective tax rate by 14.5%.

The Company recorded an income tax (provision) of $(5.6) million related to non-deductible interest expense associated with our Credit Facilities during year ended December 31, 2012, which increased our effective tax rate by 8.1%.
The income tax benefit of $124.8 million for the year ended December 31, 2011 is comprised of a federal tax benefit of $92.9 million and a state tax benefit of $31.8 million. The federal tax benefit of $92.9 million is comprised of a current tax benefit of $19.0 million, primarily related to decreases in the liability for unrecognized tax benefits, and a deferred tax benefit of $74.0 million, due to changes in temporary differences related to goodwill impairment, changes in deferred tax liabilities relating to the stock basis of subsidiaries (IRC Section 1245 recapture), and changes in recorded valuation allowances during the year ended December 31, 2011. The state tax benefit of $31.8 million is comprised of a current tax (provision) of $(2.9) million, primarily related to the suspension of net operating loss carryforwards in certain states, and a deferred tax benefit of $34.7 million, primarily due to changes in temporary differences related to goodwill impairment and changes in liabilities relating to the stock basis of subsidiaries (IRC Section 1245 recapture) during the year ended December 31, 2011.
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

The income tax benefit of $620.1 million for the eleven months ended December 31, 2010 is comprised of a federal tax benefit of $567.7 million and a state tax benefit of $52.4 million. The federal tax benefit of $567.7 million is comprised of a current tax (provision) of $(1.3) million, primarily related to unrecognized tax benefits, and a deferred tax benefit of $568.9 million, primarily related to current year net operating loss, recognition of an unrecognized tax position and goodwill impairment charges during the eleven months ended December 31, 2010. The state tax benefit of $52.4 million is comprised of a current tax benefit of $3.8 million, primarily related to expected state tax refunds, and a deferred tax benefit of $48.7 million, primarily related to the recognition of an unrecognized tax position during the eleven months ended December 31, 2010.

Reconciliation of Statutory Federal Tax Rate to Effective Tax Rate

Our effective tax rate (provision) of (10.0)% for the year ended December 31, 2012 differs from the federal statutory rate of 35.0% primarily due to changes in recorded valuation allowances, the impact of state income taxes and changes in deferred tax liabilities related to the stock basis of subsidiaries (IRC Section 1245 recapture), the impact of non-deductible interest expense related to our Credit Facilities, and other adjustments related to the filing of our consolidated tax return.
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

Components of Deferred Tax Assets and Liabilities
Total deferred tax assets before valuation allowance are $500.2 million and total deferred tax liabilities are $391.2 million at December 31, 2012. Deferred tax assets of $434.1 million represent net operating loss and credit carryforwards. After assessing the amount of deferred tax assets that are more likely than not to be realized, we established a valuation allowance of $123.8 million, representing the extent to which deferred tax assets are not supported by future reversals of existing taxable temporary differences.
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

Reconciliation of Gross Unrecognized Tax Benefits

Changes to our liability for unrecognized tax benefits were not material for the year ended December 31, 2012.

On June 15, 2011, the federal statute of limitations closed for a tax year in which a prior uncertain tax position related to revenue recognition was established. As a result, the Company decreased its liability for unrecognized tax benefits associated with this federal and state uncertain tax position by $28.2 million and recorded a tax benefit of $24.0 million for the year ended December 31, 2011, which resulted in an increase to our effective tax rate of 3.7% for the year ended December 31, 2011.

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

Tax years 2009 through 2011 are subject to examination by the Internal Revenue Service (“IRS”). Certain state tax returns are under examination by various regulatory authorities. Our state tax return years are open to examination for an average of three years. However, certain jurisdictions remain open to examination longer than three years due to the existence of net operating loss carryforwards and statutory waivers.

We continually review issues raised in connection with ongoing examinations and open tax years to evaluate the adequacy of our reserves. We believe that our accrued tax liabilities under FASB ASC 740 are adequate to cover uncertain tax positions related to federal and state income taxes.

Included in the balance of unrecognized tax benefits at December 31, 2012 and 2011 are $5.7 million and $5.7 million, respectively, of tax benefits that, if recognized, would favorably affect the effective tax rate. The Company believes that approximately $0.7 million of its unrecognized tax benefits as of December 31, 2012 may reverse during the third quarter of 2013.

During the year ended December 31, 2012, the Company recognized a de minimis amount related to interest and penalties due to unrecognized tax benefits. During the year ended December 31, 2011 and eleven months ended December 31, 2010, the Company recognized $(4.8) million and $0.5 million, respectively, in interest and penalties due to unrecognized tax benefits. As of December 31, 2012, we accrued a de minimis amount related to interest. As of December 31, 2011, we did not accrue any amount related to interest. No amounts were accrued for tax penalties as of December 31, 2012 and 2011.

During the eleven months ended December 31, 2010, we decreased our liability for unrecognized tax benefits by $370.6 million primarily related to IRC Section 382 (“Section 382”) limitations. See “Other” below for additional information on the impact this decrease in our liability for unrecognized tax benefits had on our effective tax rate for the eleven months ended December 31, 2010.

Other
At December 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $985.3 million and $1,975.4 million, respectively, which will begin to expire in 2029 and 2013, respectively.
During 2009, the Predecessor Company accrued an unrecognized tax benefit for the uncertainty surrounding a potential ownership change under Section 382 that occurred prior to the date on which it made a “check-the-box” election for two of its subsidiaries. The date of the change in ownership was in question since as of the December 31, 2009 balance sheet date, the Predecessor Company was unable to confirm the actual date of the ownership change until all SEC Forms 13-G were filed. However, based upon the closing of the SEC filing period for Schedules 13-G and review of these schedules filed through February 15, 2010, the Company determined that it was more likely than not that certain “check-the-box” elections were effective prior to the date of the 2009 ownership change under Section 382. As a result, the Company recorded a tax benefit for the reversal of a liability for unrecognized tax benefit of $352.3 million in the Company’s statement of comprehensive income (loss) for the eleven months ended December 31, 2010, which significantly impacted our effective tax rate for the period.

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

Predecessor Company
Components of Provision for Income Taxes
The income tax (provision) of $(917.5) million for the one month ended January 31, 2010 is comprised of a federal tax (provision) of $(792.8) million and a state tax (provision) of $(124.8) million. The federal current tax (provision) is primarily related to an increase in the federal tax accrual related to unrecognized tax benefits and the federal deferred tax (provision) is primarily related to the reduction of the Predecessor Company’s tax attributes in accordance with IRC Section 108. The state tax (provision) is primarily related to the reduction of the Predecessor Company’s tax attributes in accordance with IRC Section 108.

Reconciliation of Statutory Federal Tax Rate to Effective Tax Rate
Our effective tax rate (provision) of (11.7%) was lower than the statutory federal tax rate of 35.0% primarily due to decreases in income tax expense for non-taxable fresh start adjustments and the release of our valuation allowance offset, in part, by increases in income tax expense for the estimated loss of tax attributes due to cancellation of debt income at emergence, and the impact of state taxes.

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

8.	Stock Incentive Plans

For the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010, the Company recognized $4.6 million, $4.8 million and $4.5 million, respectively, of stock-based compensation expense related to stock-based awards. Prior to the cancellation of its equity awards, the Predecessor Company recognized stock-based compensation expense related to stock-based awards of $0.6 million during the one month ended January 31, 2010.

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

The Company granted 0.4 million, 1.8 million and 2.1 million stock options and SARs during the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010, respectively. The Company granted 0.7 million, 0.6 million and 0.2 million shares of restricted stock and/or restricted stock units during the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010, respectively. The Predecessor Company did not grant any stock options, SARs or restricted stock during the one month ended January 31, 2010. The weighted average fair value per share of stock options and SARs granted by the Company during the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010 was $0.96, $1.84 and $8.13, respectively.

The following assumptions were used in valuing stock-based awards and for recognition and allocation of stock-based compensation expense for the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010, respectively:

	Years Ended December 31,		Eleven Months Ended December 31, 2010
	2012	2011
Expected volatility	63.8%	43.0%	37.3%
Risk-free interest rate	1.2%	2.9%	2.6%
Expected life	6.3 years	8.9 years	7.1 years
Derived service period (grants using Monte Carlo model)	N/A	3.6 years	3.6 years
Forfeiture rate	6.4%	6.3%	8.9%
Dividend yield	—%	—%	—%

Since the Company recently emerged from bankruptcy, we do not have sufficient Company-specific historical data in order to determine certain assumptions used for valuing stock-based awards. As such, we utilized Company-specific historical data as well as peer and competitive company data in order to estimate the expected volatility assumption used for valuing stock-based awards during the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010. The expected life represents the period of time that stock-based awards granted are expected to be outstanding. The Company estimated the expected life by using the simplified method permitted by Staff Accounting Bulletin No. 110, Use of a Simplified Method in Developing Expected Term of Share Options, as these stock-based awards satisfied the “plain vanilla” criteria. The simplified method calculates the expected life as the average of the vesting and contractual terms of the award. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted by the Company. During the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010, the Company used actual voluntary turnover data to estimate a weighted average forfeiture rate. The Predecessor Company used historical data to estimate a weighted average forfeiture rate for the one month ended January 31, 2010. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. Derived service periods associated with stock-based awards that have a market condition were calculated by determining the average time until the Company’s stock price reached the given exercise price across the Monte Carlo simulations. For simulations where the stock price did not reach the exercise price, the Company has excluded such paths.

The following table presents a summary of the Company’s stock options and SARs activity and related information for the year ended December 31, 2012:

	Shares	Weighted Average Exercise/Grant Price Per Share	Aggregate Intrinsic Value
Awards outstanding, January 1, 2012	2,683,015	$13.83	$173
Granted	428,804	1.62	30
Exercises	—	—	—
Forfeitures	(236,311)	24.15	—
Awards outstanding, December 31, 2012	2,875,508	$11.17	$203

There are 1.4 million shares available for future grant under the EIP at December 31, 2012. Total intrinsic value of the Company’s stock options and SARs vested and expected to vest as of December 31, 2012 and 2011 was $0.2 million and $0.2 million, respectively. There were no stock options or SARs exercised during the years ended December 31, 2012 and 2011, eleven months ended December 31, 2010 or one month ended January 31, 2010. The total fair value of the Company’s stock options and SARs vested during the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010 was $1.8 million, $3.0 million and $2.0 million, respectively. The total fair value of the Predecessor Company’s stock options and SARs vested during the one month ended January 31, 2010 was $3.7 million.

The following table summarizes information about the Company’s stock-based awards outstanding and exercisable at December 31, 2012:

	Stock Awards Outstanding			Stock Awards Exercisable
Range of Exercise/Grant Prices	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise/Grant Price Per Share	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise/Grant Price Per Share
$0.73 - $0.80	77,500	8.74	$0.80	6,250	8.73	$0.80
$1.20 - $1.74	712,129	8.97	1.45	25,000	8.70	1.20
$2.04 - $2.04	15,000	8.45	2.04	3,750	8.45	2.04
$4.61 - $4.61	623,060	8.16	4.61	37,472	8.16	4.61
$4.96 - $6.97	275,000	8.22	5.33	31,250	8.17	5.76
$9.75 - $9.75	200,000	7.68	9.75	100,000	7.68	9.75
$15.00 - $15.00	200,000	7.68	15.00	200,000	7.68	15.00
$23.00 - $23.00	200,000	7.68	23.00	200,000	7.68	23.00
$28.68 - $28.68	372,819	7.16	28.68	251,450	7.16	28.68
$32.00 - $32.00	200,000	7.68	32.00	200,000	7.68	32.00
	2,875,508	8.13	$11.17	1,055,172	7.63	$21.40

The aggregate intrinsic value of the Company’s exercisable stock-based awards as of December 31, 2012 was not material.

The following table summarizes the status of the Company’s non-vested stock awards as of December 31, 2012 and changes during the year ended December 31, 2012:

	Non-Vested Stock Options and SARs	Weighted Average Grant Date Exercise Price Per Award	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value Per Award
Non-vested at January 1, 2012	1,773,272	$8.71	563,796	$5.21
Granted	428,804	1.62	712,136	1.01
Vested	(283,743)	16.25	(711,273)	2.46
Forfeitures	(97,997)	20.44	(25,015)	2.71
Non-vested at December 31, 2012	1,820,336	$5.23	539,644	$3.41

As of December 31, 2012, there was $3.7 million of total unrecognized compensation cost related to non-vested stock-based awards, which is expected to be recognized over a weighted average period of approximately 2.0 years.

Components of Successor Company Stock-Based Compensation Expense
The following table summarizes stock-based awards granted during the year ended December 31, 2012 and stock-based compensation expense recognized during the year ended December 31, 2012 related to these grants. Grant prices of stock-based awards are based on the closing market value of the Company’s common stock on the date of grant. All stock based awards are settled in our common stock.

Grant Date	Type of Award	Recipient	Number of Shares	Vesting Terms	Grant / Exercise Price	Expense Recognized During the Year Ended December 31, 2012
May 8, 2012	Restricted stock	Board of Directors	0.5 million	Vested immediately upon issuance	$0.90	$0.4 million
March 29, 2012	Restricted stock	Certain employees	0.1 million	Vest ratably over three years	$1.26	Less than $0.1 million
March 29, 2012	Stock Options	Certain employees	0.1 million	Vest ratably over four years	$1.26	Less than $0.1 million
March 29, 2012	Restricted stock units	Executive officers	0.1 million	Vests at the end of three years if both time and performance conditions are satisfied. Time condition shall be satisfied as of the date the Company's financial results for the calendar year 2014 are ratified by the Board of Directors. Performance condition shall be satisfied based upon the Company achieving targeted ad sales levels specified for each year	$1.26	Less than $0.1 million
February 28, 2012	Stock Options	Executive officers	0.3 million	Vest ratably over four years	$1.74	Less than $0.1 million
The following table summarizes stock-based awards granted during the years ended December 31, 2011 and stock-based compensation expense recognized during the years ended December 31, 2012 and 2011 related to these grants. Grant prices of stock-based awards are based on the closing market value of the Company’s common stock on the date of grant. All stock based awards are settled in our common stock.

Grant Date	Type of Award	Recipient	Number of Shares	Vesting Terms	Grant / Exercise Price	Expense Recognized During the Years Ended December 31,
						2012	2011
September 22, 2011	Stock options	Certain employees	0.1 million	Less than 0.1 million shares will become exercisable, if at all, in two 50% increments if the average daily closing price of our common stock during any 30 consecutive trading day period commencing on or after March 22, 2012 exceeds $2 with respect to the first increment and $3 with respect to the second increment. The remaining shares will vest ratably over four years.	$0.80	Less than $0.1 million	Less than $0.1 million
September 22, 2011	Restricted stock	Certain employees	Less than 0.1 million	Vest ratably over three years	$0.80	Less than $0.1 million	Less than $0.1 million
September 12, 2011	Stock options	Executive officers	0.3 million	0.2 million shares will become exercisable, if at all, in two 50% increments if the average daily closing price of our common stock during any 30 consecutive trading day period commencing on or after March 12, 2012 exceeds $3 with respect to the first increment and $4 with respect to the second increment. The remaining shares will vest ratably over four years.	$1.20	Less than $0.1 million	Less than $0.1 million
September 12, 2011	Restricted stock	Executive officers	0.1 million	Vest ratably over three years	$1.20	Less than $0.1 million	Less than $0.1 million
June 13, 2011	Stock options	Certain employees	Less than 0.1 million	Vest ratably over four years	$2.04	Less than $0.1 million	Less than $0.1 million
June 13, 2011	Restricted stock	Certain employees	Less than 0.1 million	Vest ratably over three years	$2.04	Less than $0.1 million	Less than $0.1 million
May 3, 2011	Common stock	Board of Directors	0.1 million	Vested immediately upon issuance	$3.75	__	$0.4 million
April 4, 2011	Stock options	Executive officers	0.2 million	0.1 million shares will become exercisable, if at all, in two 50% increments if the average daily closing price of our common stock during any 30 consecutive trading day period commencing on or after October 4, 2011 exceeds $10 with respect to the first increment and $15 with respect to the second increment. The remaining shares will vest ratably over four years.	$4.96	$0.2 million	$0.1 million
April 4, 2011	Restricted stock	Executive officers	0.1 million	Vest ratably over three years	$4.96	$0.1 million	Less than $0.1 million
March 2, 2011	Stock options	Executive officers	1.1 million	0.9 million shares will become exercisable, if at all, in two 50% increments if the average daily closing price of our common stock during any 30 consecutive trading day period commencing on or after September 2, 2011 exceeds $10 with respect to the first increment and $15 with respect to the second increment. The remaining shares will vest ratably over four years.	$4.61	$0.4 million	$0.4 million
March 2, 2011	Restricted stock	Executive officers	0.2 million	Vest ratably over three years	$4.61	$0.2 million	$0.2 million
March 2, 2011	Common stock	Board of Directors	Less than 0.1 million	Vested immediately upon issuance	$4.61	__	$0.1 million
January 18, 2011	Stock options	Executive officers	Less than 0.1 million	Vest ratably over four years	$6.97	Less than $0.1 million	Less than $0.1 million
January 18, 2011	Restricted stock	Executive officers	Less than 0.1 million	Vest ratably over three years	$6.97	$0.1 million	$0.1 million

The following table summarizes stock-based awards granted during the eleven months ended December 31, 2010 and stock-based compensation expense recognized during the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010 related to these grants. Grant prices of stock-based awards are based on the closing market value of the Company’s common stock on the date of grant, except where otherwise indicated. All stock based awards are settled in our common stock. All of the CEO Stock-Based Awards have a grant date for accounting and reporting purposes of September 13, 2010, which represents the date on which the grant date determination provisions outlined in FASB ASC 718, Compensation - Stock Compensation, were satisfied.

Grant Date	Type of Award	Recipient	Number of Shares	Vesting Terms	Grant / Exercise Price	Expense Recognized During the Years Ended December 31,		Expense Recognized During the Eleven Months Ended December 31, 2010
						2012	2011
September 13, 2010	Restricted Stock	CEO	0.2 million	Vest ratably over three years	$9.62	$0.6 million	$0.7 million	$0.2 million
September 13, 2010	Stock options	CEO	0.2 million	Vest ratably over four years	$9.75: based on the closing market price of the Company’s common stock on September 3, 2010.	$0.2 million	$0.2 million	Less than $0.1 million
September 13, 2010	Premium priced stock options	CEO	0.6 million	Vested immediately upon issuance	0.2 million shares at $15 per share 0.2 million shares at $23 per share 0.2 million shares at $32 per share	$0.6 million	$0.7 million	$0.2 million
September 13, 2010	Common Stock	Executive Oversight Committee	Less than 0.1 million	Vested immediately upon issuance	$9.62	—	—	$0.2 million
March 1, 2010	SARs	Executive officers and certain employees	1.3 million	Vest ratably over three years	$28.68: based on the volume weighted average market value of the Company’s common stock during the first thirty calendar days upon emergence from Chapter 11.	$1.4 million	$1.8 million	$3.5 million
March 1, 2010	Common Stock	Board of Directors	Less than 0.1 million	Vested immediately upon issuance	$29.60	—	—	$0.5 million

Components of Predecessor Company Stock-Based Compensation Expense

Upon emergence from Chapter 11 and pursuant to the Plan, all outstanding equity securities of the Predecessor Company including all stock options, SARs and restricted stock, were cancelled. As a result, the Predecessor Company recognized $1.9 million of remaining unrecognized compensation expense related to these stock-based awards as reorganization items, net for the one month ended January 31, 2010.

On March 4, 2008, the Predecessor Company granted 2.2 million SARs to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs were granted at a grant price of $7.11 per share, which was equal to the market value of the Predecessor Company’s common stock on the grant date, and vested ratably over three years. The Predecessor Company recognized compensation expense related to these SARs of $0.1 million for the one month ended January 31, 2010.

On February 27, 2007, the Predecessor Company granted 1.1 million SARs to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs were granted at a grant price of $74.31 per share, which was equal to the market value of the Predecessor Company’s common stock on the grant date, and vested ratably over three years. The Predecessor Company recognized compensation expense related to these SARs of $0.4 million for the one month ended January 31, 2010.

In conjunction with RHD’s acquisition of Business.com, 4.2 million outstanding Business.com equity awards were converted into 0.2 million RHD equity awards on August 23, 2007. For the one month ended January 31, 2010, the Predecessor Company recognized compensation expense related to these converted equity awards of $0.1 million.

9. Benefit Plans

At December 31, 2012, the Company has two defined benefit pension plans (the Dex One Retirement Plan and the Dex Media, Inc. Pension Plan, defined below), which participate in the Dex One Corporation Retirement Account Master Trust (“Master Trust”), and two defined contribution plans (the Dex One 401(k) Savings Plan and the Dex Media, Inc. Employee Savings Plan). A summary of each of these plans is provided below. The Business.com, Inc. 401(k) Plan was merged with and into the Dex One 401(k) Savings Plan effective February 1, 2011. During 2011, former employees of the Company were able to participate in two postretirement plans (the Dex One Group Benefit Plan and the Dex Media Group Benefit Plan). Effective January 1, 2011, participants who elected to continue coverage under the Dex One Group Benefit Plan became responsible for making their individual premium payments associated with this plan. Although the Dex One Group Benefit Plan remains active for these participants, the Company does not have any future benefit obligation associated with this plan. The Company terminated the Dex Media Group Benefit Plan effective January 1, 2012 and therefore we do not have any future benefit obligation associated with this plan.

Dex One Retirement Plan. The Dex One cash balance defined benefit pension plan (the “Dex One Retirement Plan” formerly the "RHD Retirement Plan") covers substantially all legacy Dex One employees with at least one year of service. The benefits to be paid to employees are based on age, years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Annual pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. The Company was required to make contributions of $5.2 million, $3.1 million and $1.0 million to the Dex One Retirement Plan during the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010, respectively. The Predecessor Company was not required to make contributions to the Dex One Retirement Plan during the one month ended January 31, 2010. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.

We also have an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan). The Company made contributions of $1.1 million, $0.6 million and $1.9 million to the PBEP during the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010, respectively. The Predecessor Company did not make any contributions to the PBEP during the one month ended January 31, 2010.

Dex Media Pension Plan. We have a noncontributory defined benefit pension plan covering substantially all non-union and union employees within Dex Media (the “Dex Media Pension Plan”). Annual pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. The Company was required to make contributions of $9.0 million, $13.6 million and $8.8 million to the Dex Media Pension Plan during the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010, respectively. The Predecessor Company was not required to make contributions to the Dex Media Pension Plan during the one month ended January 31, 2010. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.

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

Savings Plans. Under each of our savings plans, we contribute 100% for each dollar contributed by participating employees, up to a maximum of 6% of each participating employee’s salary, including bonus and commissions, and contributions made by the Company are fully vested for participants who have completed one year of service with the Company. The Company made contributions to the Dex One 401(k) Savings Plan of $7.6 million, $9.0 million and $8.7 million during the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010, respectively, the Dex Media, Inc. Employee Savings Plan of $2.1 million, $2.4 million and $4.7 million during the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010, respectively, and the Business.com, Inc. 401(k) Plan of $0.3 million during the eleven months ended December 31, 2010. No contributions were made to the Business.com, Inc. 401(k) Plan during the year ended December 31, 2011. Contributions made by the Predecessor Company to the Dex One 401(k) Savings Plan and Dex Media, Inc. Employee Savings Plan were $0.5 million and $0.4 million, respectively, for the one month ended January 31, 2010. Contributions made by the Predecessor Company to the Business.com, Inc. 401(k) Plan were $0.1 million for the one month ended January 31, 2010.

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

•	Retiree life insurance benefits have been eliminated effective January 1, 2010;

•	The two-year phase out of subsidized retiree health care benefits commenced January 1, 2010; and

•	Effective January 1, 2012, retiree health care benefits have been eliminated for all retirees.

Other Benefits Information – Non-Union Employees

•	All non-subsidized access to retiree health care and life insurance benefits were eliminated effective January 1, 2009;

•	Subsidized retiree health care benefits for any Medicare-eligible retirees were eliminated effective January 1, 2009; and

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

Benefit Obligation and Funded Status
A summary of the funded status of the Company’s benefit plans at December 31, 2012 and 2011 is as follows:

	Pension Plans		Postretirement Plans
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Change in benefit obligation
Benefit obligation, beginning of year	$249,234	$257,245	$—	$1,040
Interest cost	10,693	12,707	—	26
Actuarial loss (gain)	27,928	11,269	—	(727)
Benefits paid	(13,500)	(7,769)	—	(339)
Plan settlements	(18,478)	(24,218)	—	—
Benefit obligation, end of year	$255,877	$249,234	$—	$—

Change in plan assets
Fair value of plan assets, beginning of year	$174,358	$187,327	$—	$—
Return on plan assets	20,342	1,689	—	—
Employer contributions	15,251	17,329	—	339
Benefits paid	(13,500)	(7,769)	—	(339)
Plan settlements	(18,478)	(24,218)	—	—
Fair value of plan assets, end of year	$177,973	$174,358	$—	$—
Funded status at end of year	$(77,904)	$(74,876)	$—	$—

Net amounts recognized in the Company’s consolidated balance sheet at December 31, 2012 and 2011 were as follows:

	Pension Plans		Postretirement Plans
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Current liabilities	$(496)	$(541)	$—	$—
Non-current liabilities	(77,408)	(74,335)	—	—
Net amount recognized	$(77,904)	$(74,876)	$—	$—

The accumulated benefit obligation for all qualified defined benefit pension plans of the Company was $255.9 million and $249.2 million at December 31, 2012 and 2011, respectively.

Components of Net Periodic Benefit Expense (Income)
The net periodic benefit expense (income) of the Company’s pension plans for the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010 and the Predecessor Company’s pension plans for the one month ended January 31, 2010 was as follows:

	Successor Company			Predecessor Company
	Years Ended December 31,		Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010
	2012	2011
Interest cost	$10,693	$12,707	$12,432	$1,124
Expected return on plan assets	(13,419)	(14,500)	(12,201)	(1,385)
Settlement loss	3,746	2,748	17	—
Amortization of unrecognized prior service cost	—	—	—	81
Curtailment gain	—	—	(3,754)	—
Amortization of unrecognized net loss	856	2	—	122
Net periodic benefit expense (income)	$1,876	$957	$(3,506)	$(58)

The net periodic benefit income of the Company’s postretirement plans for the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010 and the Predecessor Company’s postretirement plans for the one month ended January 31, 2010 was as follows:

	Successor Company			Predecessor Company
	Years Ended December 31,		Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010
	2012	2011
Interest cost	$—	$26	$107	$10
Amortization of unrecognized net gain	—	(1,111)	(291)	(21)
Net periodic benefit income	$—	$(1,085)	$(184)	$(11)

In accordance with fresh start accounting and reporting, unamortized amounts previously charged to accumulated other comprehensive loss of $44.7 million were eliminated on the Fresh Start Reporting Date.

As of December 31, 2012, there is approximately $2.4 million of previously unrecognized actuarial losses in accumulated other comprehensive loss expected to be recognized as net periodic benefit expense in 2013.

Amounts recognized in accumulated other comprehensive loss for the Company at December 31, 2012 and 2011 consist of the following:

	Pension Plans		Postretirement Plans
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Net actuarial loss	$16,402	$21,330	$—	$1,111

Assumptions

The following assumptions were used in determining the benefit obligations for the Company's pension plans and postretirement plans for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
	2012	2011
Weighted average discount rates:
Dex One Retirement Plan	3.64%	4.51%
Dex One Postretirement Plan	—%	—%
Dex Media Pension Plan	3.65%	4.38%
Dex Media Postretirement Plan	—%	4.95%

The discount rate reflects the current rate at which the pension and postretirement obligations could effectively be settled at the end of the year. For the years ended December 31, 2012 and 2011, eleven months ended December 31, 2010 and one month ended January 31, 2010, the Company and the Predecessor Company utilized a yield curve to determine the appropriate discount rate for each of the defined benefit pension plans based on the individual plans’ expected future cash flows. Since the pension plans have been frozen, no rate of increase in future compensation was utilized to calculate the benefit obligations of the Company at December 31, 2012 and 2011.

On December 31, 2012 and April 30, 2012, settlements of the Dex Media Pension Plan and PBEP occurred as a result of restructuring activities. At that time, year-to-date lump sum payments to participants exceeded the sum of the service cost plus interest cost components of the net periodic benefit cost for the period. These settlements resulted in the recognition of an actuarial loss of $3.7 million for the year ended December 31, 2012. Pension expense for the Dex Media Pension Plan and PBEP were recomputed based on assumptions as of December 31, 2012, resulting in a decrease in the discount rate from 4.38% at April 30, 2012 to 4.22% for the Dex Media Pension Plan and 4.51% at April 30, 2012 to 4.25% for the PBEP. Pension expense for the Dex Media Pension Plan and PBEP were recomputed based on assumptions as of April 30, 2012, resulting in a decrease in the discount rate from 4.95% at December 31, 2011 to 4.38% for the Dex Media Pension Plan and 5.30% at December 31, 2011 to 4.51% for the PBEP. The expected return on plan assets assumption was also reduced for the Company's benefit plans from 8.0% at December 31, 2011 to 7.5% based on a review of historical performance and long-term capital market return forecasts.

On December 31, 2011, settlements of the Dex One Retirement Plan and Dex Media Pension Plan occurred as a result of restructuring actions. On May 31, 2011, settlements of the Dex Media Pension Plan occurred as a result of restructuring actions. These settlements resulted in the recognition of actuarial losses of $2.7 million for the year ended December 31, 2011. Pension expense for the Dex One Retirement Plan was recomputed based on assumptions as of December 31, 2011, resulting in a decrease in the discount rate from 5.70% at December 31, 2010 to 5.30%. Pension expense for the Dex Media Pension Plan was recomputed based on assumptions as of December 31, 2011, resulting in a decrease in the discount rate from 5.06% at May 31, 2011 to 4.95%. Pension expense for the Dex Media Pension Plan was recomputed based on assumptions as of May 31, 2011, resulting in a decrease in the discount rate from 5.70% at December 31, 2010 to 5.06%.

During the second quarter of 2010, we recognized a one-time curtailment gain of $3.8 million associated with the departure of the Company’s former Chief Executive Officer, which is included in general and administrative expenses on the consolidated statement of comprehensive income (loss) for the eleven months ended December 31, 2010.

The following assumptions were used in determining the Company’s net periodic benefit expense (income) for the Dex One Retirement Plan and Dex Media Pension Plan:

	Dex One Retirement Plan			Dex Media Pension Plan
	Years Ended December 31,		Eleven Months Ended December 31, 2010	May 1, 2012 through December 31, 2012	January 1, 2012 through April 30, 2012	June 1, 2011 through December 31, 2011	January 1, 2011 through May 31, 2011	Eleven Months Ended December 31, 2010
	2012	2011
Weighted average discount rate	4.51%	5.30%	5.70%	4.22%	4.38%	4.95%	5.06%	5.70%
Expected return on plan assets	7.50%	8.00%	8.00%	7.50%	7.50%	8.00%	8.00%	8.00%

The following assumptions were used in determining the Predecessor Company’s net periodic benefit income for the Dex One Retirement Plan and Dex Media Pension Plan:

	Dex One Retirement Plan	Dex Media Pension Plan
	One Month Ended January 31, 2010
Weighted average discount rate	5.70%	5.70%
Expected return on plan assets	8.00%	8.00%

The following assumptions were used in determining the Company’s net periodic benefit income for the Dex One postretirement plan and Dex Media postretirement plan:

	Dex One Postretirement Plan			Dex Media Postretirement Plan
	Years Ended December 31,		Eleven Months Ended December 31, 2010	Years Ended December 31,		Eleven Months Ended December 31, 2010
	2012	2011		2012	2011
Weighted average discount rate	—%	—%	5.70%	—%	5.06%	5.70%

The following assumptions were used in determining the Predecessor Company’s net periodic benefit income for the Dex One postretirement plan and Dex Media postretirement plan:

	Dex One Postretirement Plan	Dex Media Postretirement Plan
	One Month Ended January 31, 2010
Weighted average discount rate	5.70%	5.70%

Plan Assets

The fair value of the assets held in the Master Trust at December 31, 2012 and 2011, by asset category, is as follows:

	Fair Value Measurements at December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs
	Total	(Level 1)	(Level 2)
Cash and cash equivalents	$1,450	$1,450	$—
U.S. Government securities (a)	23,309	—	23,309
Common/collective trusts (b)	62,031	—	62,031
Corporate debt (c)	17,806	—	17,806
Corporate stock (d)	17,234	17,234	—
Registered investment companies (e)	21,298	21,298	—
Fixed income and equity futures (g)	1,005	1,005	—
Credit default swaps (h)	12	—	12
Collective Fund - Group Trust (i)	33,828	—	33,828
Total	$177,973	$40,987	$136,986

	Fair Value Measurements at December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs
	Total	(Level 1)	(Level 2)
Cash and cash equivalents	$15	$15	$—
U.S. Government securities (a)	18,686	—	18,686
Common/collective trusts (b)	66,188	—	66,188
Corporate debt (c)	21,146	—	21,146
Corporate stock (d)	18,476	18,476	—
Registered investment companies (e)	19,631	19,631	—
Real estate investment trust (f)	127	127	—
Fixed income and equity futures (g)	1,066	1,066	—
Credit default swaps (h)	95	—	95
Collective Fund - Group Trust (i)	28,928	—	28,928
Total	$174,358	$39,315	$135,043

(a)
This category includes investments in U.S. Government bonds, government mortgage-backed securities, index-linked government bonds, guaranteed commercial paper, short-term treasury bills and notes. Fair value for these assets is determined using a bid evaluation process of observable, market based inputs effective as of the last business day of the plan year.

(b)
This category includes investments in two common/collective funds of which 78% is invested in stocks comprising the Russell 1000 equity index and the remaining 22% is comprised of short-term investments at December 31, 2012 and 82% is invested in stocks comprising the Russell 1000 equity index and the remaining 18% is comprised of short-term investments at December 31, 2011. Fair value for these assets is calculated based upon a compilation of observable market information.

(c)
This category includes investments in corporate bonds, commercial mortgage-backed and asset-backed securities and collateralized mortgage obligations. Fair value for these assets is determined using a bid evaluation process of observable, market based inputs effective as of the last business day of the plan year.

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

(g)
This category includes investments in 5, 10 and 20 year U.S. Treasury bond futures and equity index futures. Fair value for these assets is determined based on settlement prices recognized in an active market or exchange.

(h)	This category includes investments in credit default swaps. Fair value for these assets is determined based on a mid evaluation process using observable, market based inputs.

(i)
This category includes investments in passively managed funds composed of international stocks across diverse industries. Fair value for these assets is calculated based upon a compilation of observable market information.

The Company's pension plan weighted-average asset allocation in the Master Trust at December 31, 2012 and 2011 by asset category on a weighted average basis, is as follows:

	December 31, 2012		December 31, 2011
	Plan Assets	Asset Allocation Target	Plan Assets	Asset Allocation Target
Equity securities	63%	65%	65%	65%
Debt securities	37%	35%	35%	35%
Total	100%	100%	100%	100%

The Asset Management Committee (“AMC”) as appointed by the Compensation and Benefits Committee of the Company's Board of Directors is a named fiduciary of the plan in matters relating to plan investments and asset management. The AMC has the authority to appoint, retain, monitor and remove any custodian or investment manager and is responsible for establishing and maintaining a funding and investment policy for the Master Trust.

The plans' assets are invested in accordance with investment practices that emphasize long-term investment fundamentals. The plans' investment objective is to achieve a positive rate of return over the long term from capital appreciation and a growing stream of current income that would significantly contribute to meeting the plans' current and future obligations. These objectives can be obtained through a well-diversified portfolio structure in a manner consistent with each plan's investment policy statement.

The plans' assets are invested in marketable equity and fixed income securities managed by professional investment managers. Plan assets are invested using a combination of active and passive (indexed) investment strategies. The plans' assets are to be broadly diversified by asset class, investment style, number of issues, issue type and other factors consistent with the investment objectives outlined in each plan's investment policy statement. The plans' assets are to be invested with prudent levels of risk and with the expectation that long-term returns will maintain and contribute to increasing purchasing power of the plans' assets, net of all disbursements, over the long term.

The plans' assets in separately managed accounts may not be used for the following purposes: short sales, purchases of letter stock, private placements, leveraged transactions, commodities transactions, option strategies, investments in some limited partnerships, investments by the managers in their own securities, their affiliates or subsidiaries, investment in futures, use of margin or investments in any derivative not explicitly permitted in each plan's investment policy statement.

The plans' fixed income manager uses derivative financial instruments in the normal course of its investing activities to hedge against adverse changes in the fixed income market and to achieve overall investment portfolio objectives. These financial instruments include U.S. Treasury futures contracts, equity futures contracts and credit default swaps. The futures held are a combination of 5, 10 and 20 year futures and are being used to manage the duration exposure of the portfolio. The credit default swaps are held as a hedge against declines in certain bond markets and as a vehicle to take advantage of opportunities in certain segments of the fixed income market. The plans' investment policy statements do not allow the use of derivatives to leverage the portfolio or for speculative purposes. In addition, the plans' investment managers synthetically invest cash, which is primarily held to fund benefit payments, through the use of equity and fixed income index futures contracts. The use of specific futures contracts is guided by the Master Trust's asset allocation targets. Consequently, this strategy enables the Master Trust to achieve its asset allocation targets while maintaining sufficient liquidity to meet benefit payments. The use of derivatives is not believed to materially increase the credit or market risk of the plans' investments.

For the years ended December 31, 2012 and 2011, eleven months ended December 31, 2010 and one month ended January 31, 2010, the Company and Predecessor Company used a rate of 7.50%, 8.00%, 8.00% and 8.00%, respectively, as the expected long-term rate of return assumption on the plan assets for the Dex One Retirement Plan and Dex Media Pension Plan. The basis used for determining these rates was the long-term capital market return forecasts for an asset mix similar to the plans' asset allocation target of 65% equity securities and 35% debt securities at the beginning of each such year. The basis used for determining these rates also included an opportunity for active management of the assets to add value over the long term. The active management expectation was supported by calculating historical returns for the investment managers who actively managed the plans' assets.

Although we review our expected long-term rate of return assumption on an annual basis or more frequently if deemed necessary, the performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

Estimated Future Benefit Payments
The Company’s pension plans' benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

Pension Plans
2013	$16,847
2014	17,020
2015	16,444
2016	17,100
2017	16,023
Years 2018-2022	78,371

We expect to make total contributions of approximately $4.7 million to our pension plans in 2013.

10.	Commitments

We lease office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2018. Rent and lease expense of the Company for the years ended December 31, 2012 and 2011 and eleven months ended December 31, 2010 was $19.4 million, $22.7 million and $22.1 million, respectively. Rent and lease expense of the Predecessor Company for the one month ended January 31, 2010 was $1.6 million. The future non-cancelable minimum rental payments applicable to operating leases at December 31, 2012 are as follows:

2013	$16,426
2014	11,960
2015	8,770
2016	4,592
2017	1,076
Thereafter	98
Total	$42,922

We are obligated to pay an outsource service provider approximately $30.0 million over the years 2012 through 2017 for datacenter / server assessment, migration and ongoing management and administration services. As of December 31, 2012, approximately $25.5 million remains outstanding under this obligation. We are also obligated to pay an IT outsource service provider approximately $22.0 million over the years 2012 through 2015 for software licensing and related services. As of December 31, 2012, approximately $13.4 million remains outstanding under this obligation. Under an Internet Yellow Pages Reseller Agreement, we are obligated to pay YellowPages.com $9.8 million in 2013.

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

14. Parent Company Financial Statements

The following condensed Parent Company financial statements should be read in conjunction with the consolidated financial statements of the Company and the Predecessor Company. As provided for in our Credit Facilities, each of the Company’s operating subsidiaries are permitted to fund a share of the Parent Company’s interest obligations on the Dex One Senior Subordinated Notes. Other funds, based on a percentage of each operating subsidiaries’ excess cash flow, as defined in each credit agreement, may be provided to the Parent Company to fund specific activities, such as acquisitions. In addition, each of our operating subsidiaries is permitted to send up to $5 million annually to the Parent Company. Lastly, our operating subsidiaries fund on a proportionate basis those expenses paid by the Parent Company to fund the daily operations of our operating subsidiaries. Except for certain limited situations, including those noted above, the Credit Facilities restrict the ability of the Company and its subsidiaries to dividend assets to any third party and of our subsidiaries to pay dividends, loans or advances to us. See Note 5, “Long-Term Debt” for a further description of our debt instruments.

Condensed Parent Company Balance Sheets

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$3,420	$28,361
Prepaid expenses and other current assets	663	953
Total current assets	4,083	29,314
Investment in subsidiaries	296,799	282,926
Total assets	$300,882	$312,240
Liabilities and Shareholders’ Equity (Deficit)
Accounts payable, accrued liabilities and other	$177	$1,224
Accrued interest	7,859	10,672
Intercompany, net	14,409	2,403
Short-term deferred income taxes, net	123	32
Current portion of long-term debt	219,708	—
Total current liabilities	242,276	14,331
Long-term debt	—	300,000
Deferred income taxes, net	17,997	7,776
Total liabilities	260,273	322,107
Shareholders’ equity (deficit)	40,609	(9,867)
Total Liabilities and Shareholders’ Equity (Deficit)	$300,882	$312,240

Condensed Parent Company Statements of Comprehensive Income (Loss)

	Successor Company			Predecessor Company
	Years Ended December 31,		Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010
	2012	2011

Expenses	$13,171	$17,229	$18,019	$891
Partnership and equity income (loss)	45,368	(589,046)	(1,492,376)	643,971
Operating income (loss)	32,197	(606,275)	(1,510,395)	643,080
Gain on debt repurchases, net	70,792	—	—	—
Interest expense, net	(33,664)	(37,447)	(33,312)	—
Income (loss) before reorganization items, net and income taxes	69,325	(643,722)	(1,543,707)	643,080
Reorganization items, net	—	—	—	7,194,470
Income (loss) before income taxes	69,325	(643,722)	(1,543,707)	7,837,550
(Provision) benefit for income taxes	(6,924)	124,758	620,115	(917,541)
Net income (loss)	62,401	(518,964)	(923,592)	6,920,009
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$62,401	$(518,964)	$(923,592)	$6,920,009

Condensed Parent Company Statements of Cash Flows

	Successor Company			Predecessor Company
	Years Ended December 31,		Eleven Months Ended December 31, 2010	One Month Ended January 31, 2010
	2012	2011
Cash flow provided by (used in) operating activities	$1,579	$40,454	$4,778	$(531)
Cash flow from investing activities
Additions to fixed assets and computer software	—	—	—	(643)
Contributions to subsidiaries	—	(12,227)	—	—
Intercompany loan	—	(2,000)	(4,900)	—
Net cash used in investing activities	—	(14,227)	(4,900)	(643)
Cash flow from financing activities
Long-term debt repurchases	(26,520)	—	—	—
Debt issuance costs and other financing items, net	—	—	—	(370)
Decrease in checks not yet presented for payment	—	—	(1,025)	(182)
Net cash used in financing activities	(26,520)	—	(1,025)	(552)

Increase (decrease) in cash and cash equivalents	(24,941)	26,227	(1,147)	(1,726)
Cash and cash equivalents, beginning of period	28,361	2,134	3,281	5,007
Cash and cash equivalents, end of period	$3,420	$28,361	$2,134	$3,281

15.	Valuation and Qualifying Accounts

	Balance at Beginning of Period	Net Additions Charged To Revenue and Expense	Net Changes to Other Balance Sheet Accounts	Write-offs and Other Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Successor Company:
For the year ended December 31, 2012	$53,696	32,602	(7,262)	(47,266)	$31,770
For the year ended December 31, 2011	$75,891	52,296	16,218	(90,709)	$53,696
For the eleven months ended December 31, 2010	$—	16,364	119,230	(59,703)	$75,891
Predecessor Company:
For the one month ended January 31, 2010	$54,612	7,822	(54,591)	(7,843)	$—
Deferred Income Tax Asset Valuation Allowance
Successor Company:
For the year ended December 31, 2012	$157,171	(33,385)	—	—	$123,786
For the year ended December 31, 2011	$97,642	59,529	—	—	$157,171
For the eleven months ended December 31, 2010	$7,876	89,766	—	—	$97,642
Predecessor Company:
For the one month ended January 31, 2010	$1,531,905	—	—	(1,524,029)	$7,876

16.	Quarterly Information (Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended June 30, 2012	Three Months Ended September 30, 2012	Three Months Ended December 31, 2012
Net revenues	$344,428	$334,483	$319,751	$301,347
Operating income	44,726	34,746	27,318	18,939
Gain on debt repurchases, net (1)	68,763	70,792	—	—
(Provision) benefit for income taxes	1,167	(4,707)	6,641	(10,025)
Net income (loss)	$57,572	$52,940	$(12,665)	$(35,446)
Basic earnings (loss) per share	$1.15	$1.05	$(0.25)	$(0.70)
Diluted earnings (loss) per share	$1.15	$1.05	$(0.25)	$(0.70)

	Three Months Ended March 31, 2011	Three Months Ended June 30, 2011	Three Months Ended September 30, 2011	Three Months Ended December 31, 2011
Net revenues	$391,235	$377,266	$360,095	$352,027
Impairment charges (2)	—	801,074	—	—
Operating income (loss)	119,938	(707,762)	78,218	79,239
Gain on sale of assets, net (3)	13,437	—	—	—
(Provision) benefit for income taxes	(20,245)	163,714	(719)	(17,992)
Net income (loss)	$55,410	$(602,107)	$22,184	$5,549
Basic earnings (loss) per share	$1.11	$(12.01)	$0.44	$0.11
Diluted earnings (loss) per share	$1.11	$(12.01)	$0.44	$0.11

(1)
During the three months ended March 31, 2012 we recognized a gain on the Credit Facility Repurchases of $68.8 million. During the three months ended June 30, 2012, we recognized a gain on the Note Repurchases of $70.8 million. See Note 1, “Business and Basis of Presentation - Significant Financing Developments” for further discussion.

(2)
We recognized a goodwill impairment charge of $801.1 million during the three months ended June 30, 2011. See Note 2, “Summary of Significant Accounting Policies – Identifiable Intangible Assets and Goodwill” for further discussion.

(3)
During the three months ended March 31, 2011, we recognized a gain on the sale of substantially all net assets of Business.com of $13.4 million. See Note 13, “Other Information” for further discussion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with the Company’s principal independent registered public accounting firm for the two-year period ended December 31, 2012.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of Dex One Corporation’s internal control over financial reporting as of December 31, 2012. In undertaking this assessment, management used the criteria established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control – Integrated Framework.

Based on its assessment, management has concluded that as of December 31, 2012, the Company’s internal control over financial reporting is effective based on the COSO criteria.

The Company’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears in page F-3. KPMG LLP has also audited the Consolidated Financial Statements of Dex One Corporation and subsidiaries as of and for the year ended December 31, 2012 included in this Annual Report on Form 10-K, as stated in their report that appears on page F-2.

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

Board of Directors

The following descriptions of the business and public company director experience of our current directors include their ages as of March 1, 2013, the principal positions held by them since March 1, 2008, their current public company board representations and their past public company board representations since March 1, 2008. We have been advised that there are no family relationships among any of our executive officers and directors.

Jonathan B. Bulkeley, 52, founded Blue Square Capital Management, LLC in March 2009 and has served as its Chief Investment Officer since inception. Blue Square Capital Management, LLC operates the Blue Square Small Cap Value Fund, a hedge fund investing in global small and micro cap equities. Mr. Bulkeley also served as Chief Executive Officer of Scanbuy Inc., a global leader in visual navigation for the wireless industry, from March 2006 to August 2010. Mr. Bulkeley also previously has served as Chief Executive Officer of barnesandnoble.com, and Chairman and Chief Executive Officer of Lifeminders, an online direct marketing company. Mr. Bulkeley has served as a Company director since January 2010 and currently serves on the board of Spark Networks, Inc. During the past five years, Mr. Bulkeley has also been a director of The Reader's Digest Association, Inc. and Excelsior LaSalle Property Fund, Inc. Mr. Bulkeley brings to the Board management and operational experience with companies in all phases of business development.

Mr. Bulkeley currently serves as a member of the Audit and Finance Committee.

Richard L. Kuersteiner, 73, retired as Associate General Counsel for Franklin Resources, Inc., a global investment management organization known as Franklin Templeton Investments, on April 30, 2012. Mr. Kuersteiner has served in various capacities at Franklin Resources, Inc., since 1990, including Director of Restructuring, Managing Corporate Counsel and Associate General Counsel. He has served as an officer of virtually all of the Franklin Templeton funds. Mr. Kuersteiner has served as a Company director since January 2010 and currently serves on the board of Dynegy, Inc. Mr. Kuersteiner brings to the Board experience in complex restructuring transactions and the perspective of large institutional investors.

Mr. Kuersteiner currently serves as the Chairman of the Corporate Governance Committee and as a member of the Audit and Finance and Compensation and Benefits Committees.

W. Kirk Liddell, 63, has served as President, Chief Executive Officer and Director of Irex Corporation, the parent corporation of a specialty contracting network serving commercial, industrial, marine and residential customers, since 1984. Prior to joining Irex Corporation, Mr. Liddell was an associate at Covington & Burling in Washington, D.C., where he practiced corporate law with a focus on bank regulation, securities and antitrust. Mr. Liddell has served as a Company director since January 2010. Mr. Liddell brings to the Board operational experience as the chief executive of a company directly interfacing with local businesses and consumers.

Mr. Liddell previously served as interim Principal Executive Officer until Mr. Mockett's appointment as CEO and President and currently serves as the Chairman of the Audit and Finance Committee.

Mark A. McEachen, 55, has served as Executive Vice President of Freedom Communications, Inc., a national information and entertainment company of print publications and interactive businesses, since February 13, 2013. From April 2010 to February 12, 2013, Mr. McEachen served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Freedom. From May 2009 to April 2010, Mr. McEachen served as Freedom's Senior Vice President and Chief Financial Officer. Freedom filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code on September 1, 2009 and emerged from bankruptcy protection under a confirmed plan of reorganization on April 30, 2010. From February 2008 to May 2009 Mr. McEachen served as Chief Financial Officer of Fabrik, Inc., a designer, manufacturer and marketer of online services solutions. Mr. McEachen has served as a Company director since January 2010. Mr. McEachen brings to the Board experience as the chief operating and financial officer of a diversified media company facing many of the same economic and marketplace challenges as the Company. Mr. McEachen also has financial and operating experience with digital businesses.

Mr. McEachen currently serves as the Chairman of the Compensation and Benefits Committee and as a member of the Corporate Governance Committee.

Alfred T. Mockett, 64, joined Dex One as Chief Executive Officer and President and as a director on September 13, 2010. Prior to joining the Company, Mr. Mockett served as Chairman and CEO of Motive, Inc., a provider of software management services to communications providers, until the company was sold in 2008. Mr. Mockett has more than 30 years experience in executive management and strategic decision-making at a number of leading technology, telecommunications and professional services companies including American Management Systems, a global business and information technology consulting firm for the U.S. and state governments, financial services and communications industries, BT Group (formerly British Telecom), a global provider of communications solutions and services, and Memorex Telex, a global provider of information technology solutions.

Alan F. Schultz, 54, currently serves as non-executive Chairman of the Board of Valassis Communications, Inc., a marketing services company, following his retirement as President and Chief Executive Officer effective December 31, 2011. From 1998 through December 2011, Mr. Schultz served as Chairman, President and Chief Executive Officer of Valassis. Mr. Schultz has served as a Company director since May 2005 and currently serves on the board of Valassis Communications, Inc. Mr. Schultz brings to the Board experience as the chief executive officer of a publicly-held marketing services company servicing both national and local businesses. Our longest tenured director, Mr. Schultz also has significant experience with the Company's business and industry.

Mr. Schultz previously served as non-executive Chairman of the Board during the Company's search for a CEO in 2010 and currently serves as non-executive Chairman of the Board and as a member of the Compensation and Benefits and Corporate Governance Committees.

Executive Officers

The following table sets forth information concerning the individuals who serve as executive officers of the Company as of March 1, 2013.

Name	Age	Position(s)
Alfred T. Mockett	64	Chief Executive Officer and President
Gregory W. Freiberg	45	Executive Vice President and Chief Financial Officer
Richard J. Hanna	57	Executive Vice President, Sales and Marketing
Tyler D. Gronbach	44	Senior Vice President, Communications
Mark W. Hianik	52	Senior Vice President, General Counsel and Chief Administrative Officer
David W. Sharman	50	Senior Vice President and Chief Strategy Officer
Donna M. Towles	60	Senior Vice President, Operations
Sylvester J. Johnson	52	Vice President, Controller and Chief Accounting Officer

The executive officers serve at the pleasure of the Board of Directors. The following descriptions of the business experience of our executive officers include the principal positions held by them since March 2008.

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

Mark W. Hianik has served as Senior Vice President, General Counsel and Chief Administrative Officer since March 2012. Prior to that, Mr. Hianik served as Senior Vice President, General Counsel and Corporate Secretary since April 2008. Prior to joining the Company, Mr. Hianik served as Vice President and Assistant General Counsel for Tribune Company, a diversified media company. While at Tribune, Mr. Hianik was lead in-house counsel for numerous M&A and corporate financing transactions. Mr. Hianik was also responsible for overseeing the corporate secretarial function and managing a wide variety of operational matters as well as complex litigation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, certain of our officers and beneficial owners of more than ten percent of our common stock to file with the SEC reports of their initial ownership and changes in their ownership of our common stock. Based solely on a review of copies of reports filed by the reporting persons furnished to us, or written representations from reporting persons, we believe that the reporting persons complied with all Section 16(a) filing requirements on a timely basis during 2012.

Code of Conduct

The Board of Directors has adopted a Code of Conduct applicable to our directors, senior management including the principal executive officer, principal financial officer and principal accounting officer, and all other employees. The Code of Conduct is available on our website at http://ir.dexone.com/governance.cfm. Any waiver of any provision of the Code of Conduct made with respect to any director or executive officer of the Company will be promptly posted on our website at the same link as the Code of Conduct itself and will be disclosed in the next periodic report required to be filed with the SEC.

Director Nominating Procedures

The Corporate Governance Committee of the Board of Directors is responsible for making recommendations to the Board concerning nominees for election as directors and nominees for Board vacancies. When assessing a director candidate's qualifications, the Corporate Governance Committee will consider the candidate's expertise (including industry background), independence, and integrity, as well as skills relating to operations, finance, marketing and technology. In addition, the Committee looks at the overall composition of the Board and how a candidate would contribute to the overall synergy and collaborative process of the Board. The Committee has not established specific minimum eligibility requirements for candidates other than integrity, the commitment to act in the best interests of all stockholders and ensuring that a substantial majority of the Board remains independent. The Company's Corporate Governance Guidelines provide that the Corporate Governance Committee will consider director candidates recommended by stockholders provided such recommendations comply with our Bylaws. In assessing such candidates, the Corporate Governance Committee will consider the same criteria described above. See the Company's Corporate Governance Guidelines, which may be viewed in the corporate governance section of our website at http://ir.dexone.com/governance.cfm, for additional information on the selection of director candidates.

Audit and Finance Committee; Audit Committee Financial Experts

The Board of Directors maintains a separately designated standing Audit and Finance Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act. The Audit and Finance Committee is comprised of three independent directors - Jonathan B. Bulkeley, Richard L. Kuersteiner and W. Kirk Liddell (Chair).

The Board of Directors has unanimously determined that each of Messrs. Bulkeley and Liddell qualify as “audit committee financial experts” and possess “accounting or related financial management expertise” within the meaning of all applicable laws and regulations. In addition, the Board has unanimously determined that all present members of the Audit and Finance Committee are financially literate and, as stated below, independent as that term is used in Item 407(a) of regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
This discussion and analysis of our compensation program for named executive officers should be read in conjunction with the accompanying tables and text disclosing the compensation awarded to, earned by or paid to the named executive officers.
Compensation of the named executive officers is determined under the Company's compensation program for senior executives. This program is governed by the Compensation and Benefits Committee of the Board of Directors, referred to herein as the “Committee.” While the Committee determines the compensation of all of the Company's executive officers, this discussion and analysis focuses on those executive officers who were serving as such on December 31, 2012 and listed in the Summary Compensation Table and other compensation tables that follow, referred to herein as the “NEOs”. Atish Banerjea, the Company's former Senior Vice President and Chief Technology Officer and an NEO for 2012, voluntarily terminated his employment with the Company effective January 25, 2013.
Executive Summary
Objectives of the Compensation Program for Named Executive Officers. Over the past several years, the Company has faced several critical strategic challenges. As an historic print-based advertising and media company, the Company, to be successful, must retain its legacy strength in print-based advertising while simultaneously introducing digital solutions that are relevant and valuable to its customers. The executive compensation objectives are designed to directly support this challenging strategic transformation. Specifically they:

•	enable the Company to attract key leadership talent with technology and digital skills required to support the transformation;

•	reward executives based on the achievement of critical financial metrics consistent with the desired business transformation; and

•	require significant share price appreciation before executives realize the full value of equity-based awards.

In addition to these very specific objectives, we also strive to maintain an executive compensation program that:

•	ensures internal equity, both as compared to other executives based upon position and contributions, and to the broader employee population;

•	keeps the executive compensation practices transparent, in line with best practices in corporate governance; and

•	administers executive compensation on a cost-effective and tax-efficient basis.

Recent Compensation Design Changes. Over the past two years, the Committee approved a number of changes to the overall compensation design to better align the compensation structure with the Company's strategy and to ensure continued and appropriate alignment with the interests of stockholders. Key changes for executive officers included:

•	reducing annual incentive targets from 75% of base salary to 65% for executive vice presidents and from 60% of base salary to 50% for senior vice presidents;

•	adding Digital Ad Sales as a corporate performance metric to the historical corporate performance metrics of Ad Sales, EBITDA and Free Cash Flow in the short-term incentive plan design;

•	shifting long-term incentive compensation from a cash-based design to an equity design and adding stock price vesting requirements for the majority of the 2011 equity grants;

•
implementing stock ownership guidelines applicable to both the Company's executive officers and directors, copies of which may be viewed in the corporate governance section of our website at http://ir.dexone.com/governance.cfm; and

•
implementing a compensation recovery (or “claw-back”) policy applicable to the Company's executive officers requiring the repayment of incentive compensation based on the achievement of financial results that are later the subject of a material restatement of the Company's financial statements, a copy of which may be viewed in the corporate governance section of our website at http://ir.dexone.com/governance.cfm.

2012 Compensation Design. In February 2012, the Committee further refined the overall compensation design by incorporating the following changes:

•
implementing stricter computation parameters in the short-term incentive plan design (e.g., imposing higher threshold payout metrics for Print Ad Sales, EBITDA and Free Cash Flow and imposing an ad sales floor for above target payouts on the EBITDA and Free Cash Flow metrics);

•
shifting the category weightings of the short-term incentive plan applicable to the NEOs and other executive officers such that a more meaningful percentage of payouts under this plan are tied to corporate as opposed to individual and functional performance;

•
revising the Company's peer group to include companies from the Advertising and Publishing sectors of Standard & Poor's Global Industry Classification System (GICS) within the broader GICS Media classification with annual revenues more closely approximating those of the Company (this revision was studied during the fourth quarter of 2011 and was formally adopted in early 2012 and impacted 2012 compensation decision making);

•	maintaining the base salaries and annual incentive targets for all executive officers at 2011 levels; and

•
further refining long-term incentive compensation for all executive officers (other than Messrs. Mockett and Freiberg who, as noted below, did not receive additional equity awards in 2012) by replacing time-vested restricted stock awards with performance shares tied to annual ad sales targets.

Other Compensation Matters. In addition to the compensation design elements and changes discussed above, Dex One's executive compensation programs support the Company's commitment to sound corporate governance.

•
The Committee conducts a formal review of the risks associated with Dex One's executive compensation practices, policies and programs on an annual basis and assesses risks as part of its regular decision making process.

•
The Company is phasing out the R.H. Donnelley Corporation Restoration Plan, a non-qualified supplemental 401(k) plan that provides for a Company match and transition credits on eligible compensation in excess of applicable Internal Revenue Service limits.

•
The Company no longer provides defined benefit retirement programs to its executives. Dex One does provide a 401(k) plan, and the executive officers participate on the same basis as all other participants.

•
Other than the limited 280G change-in-control gross-up provision included in Mr. Mockett's employment agreement that expired on December 31, 2012, the Company does not have any other 280G change-in-control gross-up arrangements with any of its other executive officers nor does it intend to enter into any such arrangements in the future.

•	In 2012, the Committee renewed its relationship with Semler Brossy Consulting Group, LLC (“Semler Brossy”) to provide independent executive compensation advisory services.

Roles of the Compensation and Benefits Committee, Management and Consultant

The Committee is responsible for determining the composition and levels of the Company's non-CEO executive officer pay packages, and for developing a recommendation for the CEO's compensation package, which is reviewed and approved by the independent directors of the full Board. The Committee receives assistance from two sources - its independent compensation consulting firm, Semler Brossy, and the Company's internal executive compensation staff.

Semler Brossy has been retained by, and reports directly to the Committee, and does not have any other consulting engagements with management or Dex One. Specifically, the Committee regularly seeks independent advice from Semler Brossy on current trends in compensation design, including overall levels of compensation, the appropriateness of peer group companies, the relative weightings of compensation elements and the value of particular performance measures on which to base compensation. Within this framework, Semler Brossy has been directed to work collaboratively with management to ensure sufficient understanding of Dex One's business and compensation programs.

The Committee has analyzed whether the work of Semler Brossy as a compensation consultant has raised any conflict of interest and has determined that the work of Semler Brossy and the individual compensation advisors employed by Semler Brossy as compensation consultants to the Company has not caused any conflict of interest.

With respect to compensation for Dex One's CEO, Semler Brossy provides competitive CEO market compensation data for the Committee's consideration. In accumulating this relevant data, Semler Brossy relies on its understanding of Dex One's business and compensation programs, and its independent research and analysis. Semler Brossy does not meet with the CEO with respect to his compensation.

For other executive officers, the Chief Administrative Officer works with the CEO to develop the CEO's compensation recommendations to the Committee. In developing these recommendations, the CEO considers the Company's overall performance, each individual's scope of responsibility, competitive market compensation data, individual performance, and the CEO's assessment of the individual's current and future potential contribution, as well as the individual's contribution relative to the other executive officers. Semler Brossy provides the Committee with its independent view of the CEO's compensation recommendations.

The Committee presents its final determinations regarding executive officer compensation to the independent members of the full Board for its review and, in the case of the CEO, for approval.
Compensation Positioning

Peer Group Companies. The Committee intends that the levels of compensation available to executive officers be competitive with the compensation offered by similar publicly held companies. Although the Committee uses peer group data for context and a frame of reference for decision-making, the Committee did not rely exclusively on peer group data in setting the terms of the 2012 compensation programs. Likewise, the Committee did not set total direct remuneration or its component parts at levels designed to achieve a mathematically precise market position, nor is there a commitment or understanding to provide executives with compensation at any specific level, or within any specific range with respect to the peer group.

As noted above, the Committee reexamined the Company's peer group in late 2011/early 2012 identifying companies in the Advertising (GICS Industry 25401010) and Publishing (GICS Industry 25401040) subcategories of Media companies with trailing four quarter revenues between $500 million to $2.5 billion, to better reflect the current size and business of the Company. This new peer group, which was in place for 2012, was comprised of the following:

A.H. Belo Corp.	The McClatchy Company
Gatehouse Media Inc.	Morningstar Inc.
Harte Hanks Inc.	The New York Times Company
Lamar Advertising Company	Scholastic Corporation
Lee Enterprises Inc.	The E.W. Scripps Company
MDC Partners Inc.	SuperMedia Inc.
Media General Inc.	Valassis Communications, Inc.
Meredith Corporation	John Wiley and Sons, Inc.

Target Marketplace Positioning. The Committee's stated objective was to position an executive's total direct remuneration opportunity over time for target performance between the median and the median plus 15% for the executive's position. Actual total direct remuneration levels will vary from year to year and may be below or above target based on the Company's performance relative to the Company's objectives.
Elements of Compensation

Total direct remuneration for Dex One's executive officers is comprised of base salary, annual incentive compensation and long-term incentive compensation.

Consistent with the principles of Dex One's executive officer compensation outlined above, an executive officer's total direct compensation is based upon the Company's performance as well as the performance of the individual executive officer. Dex One does not have a pre-established policy or target for allocating between fixed and variable compensation or among the different types of variable compensation, although the allocation is influenced by the Committee's assessment of compensation practices of the peer group as well as Dex One's short-term and long-term strategic objectives. Variable compensation generally consists of annual cash incentive compensation and long-term equity-based incentive awards.

Base Salary. Dex One provides its executive officers an annual base salary to compensate them for services rendered during the year, and is essential for the attraction and retention of talented executive officers. The executive officers' base salaries are reviewed annually by the Compensation Committee, but do not automatically increase each year.

In February 2012, the Committee set base salaries for senior executives for 2012, with no increase in base salary for any continuing executive officer in 2012 (other than Mr. Hianik whose annual base salary was increased by $50,000 in March 2012 when he was appointed Chief Administrative Officer and assumed oversight responsibilities for Human Resources). Annual base salaries for each of the NEOs for 2012 were:

Name	Salary
Alfred T. Mockett	$975,000
Gregory W. Freiberg	$425,000
Richard J. Hanna	$500,000
Atish Banerjea	$400,000
Mark W. Hianik	$450,000

Annual Incentive Compensation. Dex One provides its executive officers with the opportunity to earn variable cash compensation under the Company's short-term incentive plans. The purpose of the short-term incentive plans is to reward executive officers for performance during a single fiscal year, and to provide incentives for them to achieve Dex One's annual financial and operational goals, as measured against specific performance criteria relative to Dex One's overall business results as well as individual performance and contribution. Executive officers who are senior vice presidents and above participate in the Annual Incentive Plan (AIP). Payouts under the AIP are determined annually based on the executive officer's target bonus and performance against each of the measures described below.

Annual incentive opportunities for executive officers are expressed as a percentage of base salary. The Committee may reassess the target bonuses for each executive officer from time to time. Annual incentive opportunities for the NEOs for 2012 were:

Name	Annual Incentive
Alfred T. Mockett	100%
Gregory W. Freiberg	65%
Richard J. Hanna	65%
Atish Banerjea	50%
Mark W. Hianik	50%

In February 2012, the Committee approved the plan design and performance metrics for the 2012 AIP. The 2012 AIP operates in much the same fashion as the 2011 AIP with the following modifications:

•	Changes in AIP design and performance metrics:

◦
Corporate Performance Metrics (applicable to all executive officers).     Print Ad Sales replaced Ad Sales as a Corporate Performance Metric, with the threshold achievement level set at 98% of target and the maximum achievement level set at 110% of target. Print Ad Sales and Digital Ad Sales were both ascribed 30% weightings within the Corporate Performance Metric category. The EBITDA and Free Cash Flow Metrics retained their 20% weightings, but with the threshold achievement level for each of these metrics increased to 95% of target and the maximum achievement levels set at 117% and 113% of each target, respectively. These changes in the Corporate Performance Metrics were designed to reflect the continuing significance of the print products' contribution to the financial performance of the Company as the Company continues its transition to digital. The annual incentive opportunity with respect to the achievement of each performance metric within the Corporate Performance Metrics category, as well as the achievement of the aggregate of the performance metrics within this category, ranged from a minimum of 0% to a maximum of 200% of target.

◦
Combined Functional/Individual Performance Metrics (applicable only to the leadership team, i.e. those executive officers who are senior vice presidents or above).     The Functional Performance Metrics that were part of the 2011 AIP design have been effectively eliminated with the new combined Functional/Individual Performance Metrics intended to include both individual and functional metrics designed for each leadership team member's role and function. The annual incentive opportunity with respect to the achievement of each performance metric within the Individual Performance Metrics category ranged from a minimum of 0% to a maximum of 150% of target.

•
The 2012 AIP metrics for the CEO consisted solely of the revised Corporate Performance Metrics described above with no combined Functional/Individual Performance Metric component. This change was intended to directly link the CEO's annual incentive opportunity to Company performance.

•
For all executive officers, in order to earn an above target payout on either of the EBITDA or Free Cash Flow metrics of the Corporate Performance Metrics category, total Company ad sales must exceed the sum of the Print Ad Sales and Digital Ad Sales threshold achievement levels.

AIP Payouts for the NEOs for 2012 were based on the following category weightings and performance metrics:

	Percent of Total Incentive Target
Organization Level	Corporate	Function / Individual
Chief Executive Officer	100%	n/a
Executive Vice Presidents	80%	20%
Senior Vice Presidents	70%	30%

Corporate Performance Metrics

•	Print Ad Sales: This performance metric reinforces the strategic imperative for the Company to maintain its legacy strength in print-based advertising.

•	Digital Ad Sales: This performance metric reinforces the strategic imperative to grow digital revenue and increase the Company's digital presence.

•
EBITDA: This performance metric (defined as EBITDA adjusted to exclude the impact of stock-based compensation expense, long-term incentive plan expense and merger transaction and integration costs) is designed to reinforce the Company's focus on profitable growth.

•
Free Cash Flow: This performance metric (defined as cash flow from operations, less capital expenditures adjusted to exclude the impact of stock compensation expense, long-term incentive plan expense and merger transaction and integration costs) is designed to reinforce the need to generate cash to build the business, while continuing to meet all debt requirements.

Incentive Award Based on Performance
Metric and Weighting	50% of target	100% of target	200% of target
Print Ad Sales (30%)	$960 million	$976 million	$1,074 million
Digital Ad Sales (30%)	$245 million	$272 million	$326 million
EBITDA (20%)	$546 million	$575 million	$672 million
Free Cash Flow (20%)	$346 million	$364 million	$413 million

Combined Functional/Individual Performance Metrics

•	This performance category captures each leadership team member's performance against strategic initiatives specific to the individual's function.

Incentive Award Based on Performance
Metric and Weighting	50% of target	100% of target	150% of target
Varies by executive officer function	Varies by executive officer function

Achievement between specified performance levels would result in a payout based on straight-line interpolation. There is no payout with respect to any performance metric for which actual performance does not meet the threshold level. If the level of performance under any of the Corporate Performance Metrics were to exceed the 200% level, the corresponding payout also would exceed 200% based on straight-line interpolation, but the maximum payout under the AIP for all four Corporate Performance Metrics combined may not exceed 200% of the executive officer's aggregate Corporate Performance Metric target. The annual incentive award payable under the AIP with respect to the achievement of each performance metric within the Function/Individual category can range from a minimum of 0% to a maximum of 150% of target.

In February 2013, the Committee determined that: (i) there should be no payout on the Print Ad Sales performance metric as the actual Print Ad Sales for the year was less than the 98% threshold level; (ii) Digital Ad Sales for AIP calculation purposes of $278.4 million represented 111.8% of target performance; (iii) EBITDA for AIP calculation purposes of $564.5 million represented 81.9% of target performance; (iv) Adjusted Free Cash Flow for AIP calculation purposes of $347.0 million represented 52.9% of target performance; and (v) payouts on the Combined Functional/Individual metrics were achieved at levels ranging between 94.7% and 125.0%. Weighting these performance/payout levels as described above, the Committee approved the following AIP payouts for the NEOs for 2012:

Name	Paid in March 2013
Alfred T. Mockett	$589,909
Gregory W. Freiberg	$202,775
Richard J. Hanna	$218,869
Atish Banerjea	$—	(1)
Mark W. Hianik	$165,580
(1) Mr. Banerjea voluntarily terminated his employment with the Company on January 25, 2013 and, accordingly, was not entitled to a 2012 AIP payout.

In January, 2013, the Committee approved the plan design and performance metrics for the 2013 AIP. The 2013 AIP plan design reflects modifications from the 2012 AIP plan design to accommodate the proposed merger with SuperMedia Inc., which is expected to close in the second quarter of 2013. The 2013 AIP utilizes the same four Corporate Performance Metrics as the 2012 AIP but with slight shifts in weightings (Print Ad Sales at 25%, Digital Ad Sales at 25%, EBITDA at 30% and Free Cash Flow at 20%). The 2013 AIP design also eliminates: (i) the combined Functional/Individual Performance Metrics in favor of an AIP plan based entirely on the stated Corporate Performance Metrics and (ii) does not contain a minimum ad sales threshold for an above target payout on any of the other performance metrics. The 2013 AIP also provides for consistent threshold, target and maximum achievement levels of 90%, 100% and 110% of budget numbers, respectively, across all four Corporate Performance Metrics.

Long-Term Incentive Compensation. Dex One also provides its executive officers with the opportunity to earn variable long-term equity and/or cash compensation under its various long-term incentive plans. The purpose of these long-term awards is to reward executive officers for performance over a longer time horizon and to provide incentives for them to achieve Dex One's long-term financial and operational goals.

At the February 2012 Committee meeting, equity grants were approved for certain executive officers. The number of shares granted to each executive officer was determined by developing a target value based on a projected future equity value assuming the achievement of stock price targets tied to successful execution of the business plan. The Committee subtracted from this target value the projected value of equity granted in 2011 to each of the executive officer award recipients at these same stock price targets to determine a target number of shares to deliver in 2012. One half of the 2012 equity awards were comprised of time-vested restricted stock options that vest over four years subject to continued employment with the Company and the balance was comprised of performance-based restricted stock units tied to the achievement of specified annual ad sales targets (as established through the AIP) over three separate one-year performance periods (fiscal years 2012-2014) and any restricted stock units earned will vest, in part or in whole, following the end of the fiscal 2014 performance period. Mr. Freiberg, since he was hired in August 2011 and Mr. Mockett, under the terms of his employment contract, did not participate in these 2012 executive officer equity awards.

The 2012 equity grants to the NEOs and the aggregate grant date values are set forth in the following table. See “Executive Compensation - Grants of Plan-Based Awards During 2012” below for more information regarding the 2012 equity grants to the NEOs.

Name	Time-Vested Stock Options	Performance- Based Restricted Stock Units	Aggregate Grant Date Value
Alfred T. Mockett	—	—	$—
Gregory W. Freiberg	—	—	$—
Richard J. Hanna	50,000	50,000	$73,746
Atish Banerjea	50,000	50,000	$73,746
Mark W. Hianik	60,000	60,000	$88,496
Retirement Programs
Defined benefit plans.    In conjunction with establishing a new defined contribution plan, the Company froze the defined benefit plans covering all non-union employees, effective as of December 31, 2008. In connection with the freeze, all pension plan benefit accruals for non-union plan participants ceased as of December 31, 2008, however, all plan balances remained intact and interest credits on participant account balances, as well as service credits for vesting and retirement eligibility, continue in accordance with the terms of the respective plan. In addition, supplemental transition credits are being provided to certain plan participants nearing retirement who would otherwise have lost a portion of their anticipated pension benefit at age 65 as a result of freezing the plans. Similar supplemental transition credits are also being provided to certain plan participants who were grandfathered under a final average pay formula when the defined benefit plans were converted from traditional pension plans to cash balance plans. None of the NEOs are participants in the Company's defined benefit plans.

401(k) plans.    The Dex One 401(k) Savings Plan (the “Dex One 401(k)”) is a tax-qualified retirement savings plan available to substantially all Dex One employees. Participating employees may contribute up to 75% of eligible compensation on a pre-tax or after-tax basis, provided that contributions in a year may not exceed the limit imposed by federal tax rules. Under the Dex One 401(k), Dex One makes a matching contribution each pay period equal to 100% of the employee's contributions (excluding employee contributions above 6% of eligible compensation). The NEOs are eligible to participate and receive this company matching contribution where applicable.

The Company also maintains an unfunded, non-qualified 401(k) Restoration Plan (the “Restoration Plan”) for those employees whose matching or transition credits under the Dex One 401(k) are limited by Sections 415 or 401(a)(17) of the Internal Revenue Code. Matching and transition credits are credited to participant accounts no later than the last day of each calendar year. Separate bookkeeping accounts are maintained for each participant in the Restoration Plan. Amounts credited to a Restoration Plan participant's account are deemed to be invested at the direction of the Restoration Plan participant in one or more hypothetical investments as may be authorized from time to time by the Restoration Plan administrator. These hypothetical investment alternatives are the same as the investment alternatives under the Company's 401(k) plan. Messrs. Mockett and Hianik are the only NEOs who participate in the Restoration Plan.

In July 2010, the Committee approved the phased termination of the Restoration Plan. Per the terms of the approved phased termination of the Plan, the Company ceased making matching contributions under the Plan after December 31, 2010 and, effective January 1, 2014, after the final transition credits have been applied, the Company will freeze accruals under the Plan. The Plan will be terminated and all account balances will be paid out to Plan participants (subject to relevant 409A limitations) as soon as practicable following December 31, 2013.
Benefit Programs and Perquisites
Benefits are part of the overall competitive compensation program designed to attract and retain employees, including executives. The NEOs participate in the same benefit programs as the general employee population, with certain additional benefits made available to them described in footnote 5 to the Summary Compensation Table below. The perquisites and other personal benefits provided by the Company to the NEOs are consistent with the Company's philosophy of attracting and retaining exemplary executive talent and, in some cases, such as the participation in the Duke Executive Health Program, the Company provides perquisites and other personal benefits because it is in the best interests of the Company and its stockholders. The Committee periodically reviews the levels of perquisites and other personal benefits provided to the NEOs.
Business Protection Terms
The named executives are subject to significant contractual restrictions intended to prevent them from taking actions that could potentially harm the business, particularly after termination of employment. These business protections include obligations not to compete, not to hire away employees, not to interfere with relationships with suppliers and customers, not to disparage Dex One, not to reveal confidential information, and to cooperate with the Company in litigation. Business protection provisions are included in the Company's Code of Conduct, Mr. Mockett's employment agreement, standard form non-competition agreements that are executed upon hire and standard form releases that are required to be executed before the Company makes severance payments to any employee, including executive officers.

Severance Policies

Severance compensation is provided to Mr. Mockett under the terms of his employment agreement and to other executives under the Company's executive severance policy. This certainty afforded by severance compensation fosters a long term perspective and permits executives to focus upon executing the Company's strategy and enhancing sustainable stockholder value without undue concern or distraction. The Company's severance policies are designed to be fair and competitive to aid in attracting and retaining experienced executives. When recruited from another company, the executive generally will seek to be protected in the event he or she is terminated without cause or if the Company takes actions giving him or her good reason to terminate his or her employment with us. The Company believes that the protection it provides - including the level of severance payments and post-termination benefits - is appropriate in terms of fostering long term value enhancing performance, and within the range of competitive practice, thereby facilitating recruitment and retention of key talent. The level of severance is examined versus the practices of the Company's peer group to ensure that the severance provided is in line with competitive practice.

In line with competitive practices, severance payments and benefits are increased should the executive be terminated without cause or were to terminate for good reason within two years after a change in control. This protection, while potentially costly, provides a number of important benefits to the Company. First, it permits an executive to evaluate a potential change in control transaction while relatively free of concern for his or her own situation, and ameliorates any conflict between his or her own interests and those of the Company's stockholders. Second, change in control transactions take time to unfold, and a stable management team can help to preserve our operations in order to enhance the value delivered to the Company's stockholders from a transaction or, if no transaction is consummated, to ensure that the Company's business will continue without undue disruption afterwards. The Company believes that the potential cost of executive change in control severance payments and benefits, as a percentage of the potential transaction price, are well within the range of reasonable industry practice, and represents an appropriate cost relative to the benefits to the Company and its stockholders.
Tax Deductibility
Internal Revenue Code Section 162(m) limits the tax deductions that a public company can claim for compensation to some of its named executive officers. The Company generally seeks to preserve such corporate tax deductibility for compensation to the extent practicable, although the Committee retains flexibility to approve, when appropriate, compensation arrangements which promote the objectives of the Company's compensation program but which do not qualify for full tax deductibility. The Committee intended that performance-based compensation authorized and earned in 2012 under the annual incentive program and under the long-term incentive program qualify as performance-based compensation and therefore was or will be fully tax-deductible by the Company without limitation under Code Section 162(m). Approximately $129,199 of Mr. Mockett's total compensation for 2012, primarily related to income attributable to relocation assistance and the time vesting of non-performance based stock awards during 2012, will not be deductible under Section 162(m).
Compensation and Benefits Committee Report
The Compensation and Benefits Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report and, based on such review and discussions, has recommended to the Board (and the Board has accepted such recommendation) that the Compensation Discussion and Analysis be included in this Annual Report.
This Compensation and Benefits Committee Report shall not be deemed to be “filed” with the SEC or subject to Section 18 of the Securities Exchange Act of 1934.
Compensation and Benefits Committee
Mark A. McEachen, Chairman
Richard L. Kuersteiner
Alan F. Schultz

Executive Compensation
The following tables and accompanying narrative should be read in conjunction with “Compensation Discussion and Analysis” above.
Summary of Officer Compensation During 2012
The following table summarizes the 2012 compensation of our NEOs. The NEOs are Alfred T. Mockett, Chief Executive Officer and President, Gregory W. Freiberg, Executive Vice President and Chief Financial Officer, Richard J. Hanna, Executive Vice President of Sales and Marketing, Atish Banerjea, former Senior Vice President and Chief Technology Officer, and Mark W. Hianik, Senior Vice President, General Counsel and Chief Administrative Officer.

Summary Compensation Table - Fiscal 2012
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option/SAR Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		$	$	$	$	$	$	$	$
(a)	(b)	(c)	(d)(1)	(e)(2)	(f)(2)	(g)(3)	(h)(4)	(i)(5)	(j)

Alfred T. Mockett (6)	2012	978,750	—	—	—	589,909	91	44,531	1,613,281
President & CEO	2011	975,000	—	—	—	639,210	55	131,325	1,745,590
	2010	300,000	—	1,924,000	2,710,220	215,070	—	67,488	5,216,778

Gregory W. Freiberg (6)	2012	426,634	—	—	—	202,775	—	16,675	646,084
EVP & Chief Financial Officer	2011	130,769	—	120,000	167,760	41,307	—	29,671	489,507

Richard J. Hanna (6)	2012	501,923	—	63,000	10,746	218,869	—	35,264	829,802
EVP Sales and Marketing	2011	375,000	—	372,000	522,413	119,085	—	87,713	1,476,211

Atish Banerjea (6)	2012	401,539	—	63,000	10,746	—	—	47,047	522,332
Former SVP & Chief Technology Officer	2011	392,308	—	348,500	373,145	95,912	—	101,531	1,311,396

Mark W. Hianik	2012	442,115	—	75,600	12,896	165,580	9,573	32,042	737,806
SVP, General Counsel & Chief Administrative Officer	2011	400,000	460,000	57,625	188,784	98,340	404	33,940	1,239,093
	2010	401,539	460,000	—	454,712	162,456	2,947	96,581	1,578,235

(1) Amounts reported in this column represent payouts related to the 2009 long-term incentive plan.

(2) The compensation amounts reported in the “Stock Awards” and “Options/SAR Awards” columns reflect the grant date value of awards calculated in accordance with FASB Topic 718 without regard to estimated forfeitures related to service-based vesting conditions. The fair value of a stock award (including a performance-based restricted stock unit) is equal to the closing price of our common stock on the grant date. The fair value of a Stock Option/Stock Appreciation Right (SAR) is determined using the Black-Scholes pricing model and in the case of premium-priced stock options and price-vested stock options, the Monte Carlo method. Our Black-Scholes and Monte Carlo assumptions for financial statement purposes are described in Note 8, "Stock Incentive Plans" . See “Compensation Discussion and Analysis — Elements of Compensation — Long-Term Incentive Compensation” above for a further explanation of our long-term incentive awards.

(3) Amounts reported in this column represent the cash annual incentive award paid for annual performance under our Annual Incentive Plan. The amounts shown for 2012 performance were paid in March 2013, the amounts shown for 2011 performance were paid in March 2012, and the amounts shown for 2010 performance were paid in March 2011. See “Grants of Plan-Based Awards During 2012” below and “Compensation Discussion and Analysis — Elements of Compensation — Annual Incentive Compensation” above for a further explanation of our annual incentive awards.

(4) Amounts listed as “Change in Pension Value and Nonqualified Deferred Compensation Earnings” reflect the actual earnings under the Restoration Plan. Our Restoration Plan does not provide for above-market or preferential earnings on non-qualified deferred compensation and therefore no such amounts are included in the table above.

(5) The "All Other Compensation" column for 2012 includes the following (all amounts in dollars):

	Personal		Tax Gross Up
	Financial	DC Plan	Benefit on
	Planning	Contribution(a)	Perquisites(b)	Other(c)	Total
Alfred T. Mockett	—	15,000	7,205	22,326	44,531
Gregory W. Freiberg	—	15,000	—	1,675	16,675
Richard J. Hanna	—	15,000	7,004	13,260	35,264
Atish Banerjea	15,746	15,000	11,981	4,320	47,047
Mark W. Hianik	14,975	15,000	—	2,067	32,042

(a) “DC Plan Contributions” reflect the Company contributions under our 401(k) Plan, as reported by our plan record keepers prior to audit and any adjustments. The 401(k) plan is a tax-qualified defined contribution plan.

(b) The Company provides a gross up for tax purposes on the value of perquisites.

(c) "Other" compensation for Mr. Mockett includes $15,000 in relocation assistance and $7,326 in imputed income of life insurance premiums. "Other" compensation for Mr. Freiberg includes $1,000 in Company contributions towards his health savings account and $675 in imputed income of life insurance premiums. "Other" compensation for Mr. Hanna includes $3,008 in relocation assistance, $7,930 in expenses for the Chairman DSA Award, and $2,322 in imputed income of life insurance premiums. "Other" compensation for Mr. Banerjea includes $2,690 in relocation assistance, $1,000 in Company contributions towards his health savings account, and $630 in imputed income of life insurance premiums. "Other" compensation for Mr. Hianik includes $1,000 in Company contributions towards his health savings account and $1,067 in imputed income of life insurance premiums.

(6) Mr. Mockett began employment with the Company on September 13, 2010. Messrs. Freiberg, Hanna and Banerjea began employment on September 12, 2011, April 4, 2011 and January 10, 2011, respectively. Mr. Banerjea voluntarily terminated his employment with the Company effective January 25, 2013.

Grants of Plan-Based Awards During 2012
The following table provides information regarding equity and non-equity plan-based awards granted to each individual included in the Summary Compensation Table for the year ended December 31, 2012.

Grants of Plan-Based Awards Table — Fiscal 2012
						All Other Stock Awards: Number of Securities Underlying Restricted Stock Units	All Other Options/SAR Awards:Number of Securities Under Options/SARs	Fair Market Value of Restricted Stock, Options/SAR Awards	Exercise or Base Price of Option/SAR Awards	Grant Date Fair Value of Stock and Option/SAR Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards
		Grant	Threshold	Target	Maximum
Name		Date	($)	($)	($)	(#)	(#)	($/Sh)	($/Sh)
(a)		(b)	(c)(1)	(d)(1)	(e)(1)	(f)	(g)	(h)	(h)	(i)(2)

Alfred T. Mockett (3)	AIP		487,500	975,000	1,950,000

Gregory W. Freiberg	AIP		138,125	276,250	524,875

Richard J. Hanna	AIP		162,500	325,000	617,500
	NQSO	2/28/2012					50,000	1.74	1.74	10,746
	RSU	3/29/2012				50,000		1.26		63,000
Atish Banerjea	AIP		100,000	200,000	370,000
	NQSO	2/28/2012					50,000	1.74	1.74	10,746
	RSU	3/29/2012				50,000		1.26		63,000
Mark W. Hianik	AIP		112,500	225,000	416,250
	NQSO	2/28/2012					60,000	1.74	1.74	12,896
	RSU	3/29/2012				60,000		1.26		75,600

(1) Amounts shown represent threshold, target and maximum payouts under the 2012 Dex One Annual Incentive Plan — See “Compensation Discussion and Analysis — Elements of Compensation — Annual Incentive Compensation” above for a detailed explanation of the performance measures, performance objectives and relative weightings used by the Compensation and Benefits Committee to determine actual 2012 payout amounts.

(2) Grant date fair value calculated in accordance with FASB ASC Topic 718.

(3) As the equity granted to Mr. Mockett, pursuant to his employment agreement with the company dated September 6, 2010, was intended to cover the four year agreement period, Mr. Mockett did not receive an equity grant in fiscal 2011 or 2012. Similarly, in light of the inducement equity awards made to Mr. Freiberg upon his joining the Company in September 2011, Mr. Freiberg did not receive any equity grants in 2012.

Additional Information Relating to Summary Compensation Table and Grants of Plan-Based Awards Table
The following narrative regarding employment agreements and other compensation arrangements provides certain background information to provide the reader with a better understanding of the compensation amounts shown in the Summary Compensation Table and Grants of Plan-Based Awards Table above. It should be read in conjunction with the footnotes to those tables and “Compensation Discussion and Analysis” above. Capitalized terms used under the caption “Employment Agreement and Other Compensation Arrangements” below have the meanings as defined in the relevant employment and other compensation agreements, which are incorporated by reference as exhibits to this Annual Report.

Employment Agreement and Other Compensation Arrangements.     The compensation of the NEOs as provided by their respective employment agreement or other compensation arrangements was as follows:

			Guideline
		Guideline	Stock
		Annual	Award
		Incentive	Opportunity		Change in
		Opportunity	(% of		Control
		(% of	Base Salary)	Severance	Severance
Name	Base Salary	Base Salary)	(1)	(2)	(2)

Alfred T. Mockett	$975,000	100%	n/a	1.5 times	3.0 times
Gregory W. Freiberg	$425,000	65%	n/a	1.5 times	2.0 times
Richard J. Hanna	$500,000	65%	n/a	1.5 times	2.0 times
Atish Banerjea	$400,000	50%	n/a	1.5 times	2.0 times
Mark W. Hianik	$450,000	50%	n/a	1.5 times	2.0 times

(1) In early 2011, the Committee decided to move away from a target grant date fair value (expressed as a percent of base salary) for future equity grants.

(2) Severance payments are equal to the specified multiple of base salary plus target annual incentive. See “Potential Payments upon Termination or Change-in-Control” below for a discussion of the circumstances under which severance payments may be triggered and more detailed information about the amounts payable for each NEO.

For 2012, the Committee awarded no increases in base salary or total direct remuneration target to any NEO (other than to Mr. Hianik whose annual base salary was increased by $50,000 in March 2012 when he was appointed Chief Administrative Officer and assumed oversight responsibilities for Human Resources), no increases in annual incentive targets for any NEO and made no changes to the foregoing severance benefits for any NEO.

The remaining principal terms of the employment agreement with Mr. Mockett or other arrangements with our NEOs are as follows:

Term
Mr. Mockett's employment agreement has a fixed term that runs through December 31, 2014. Any non-renewal of the employment agreement by us would be considered a termination without Cause. The other NEOs are terminable at will.

Additional Compensation
Each NEO is eligible to participate in all bonuses, long-term incentive compensation, stock options and other equity participation arrangements made available to other senior executives (subject, in the case of Mr. Mockett, to the provisions of his employment agreement).

Benefits
Each of the NEOs are eligible to participate in all employee benefit programs (including perquisites, fringe benefits, vacation, pension and 401(k) plan participation and life, health, accident and disability insurance) to the same extent as other similarly situated executive officers.

Termination without Cause or for Good Reason not arising from or within two years after a Change in Control
Each of the NEOs receives a cash lump sum payment equal to one-and-one-half times base salary plus guideline annual incentive and the continuation of benefits for one and one-half years. Terminated NEOs are also eligible to receive a cash payment of a pro rata portion of the annual incentive payable for the year of termination.

Termination without Cause or for Good Reason arising from, and within two years after, a Change in Control
Mr. Mockett receives a cash lump sum payment equal to three times the sum of base salary plus guideline annual incentive and continuation of benefits for one-and-one half years. Each of the remaining NEOs receives a cash lump sum payment equal to two times the sum of base salary plus guideline annual incentive and continuation of benefits for one and one-half years. In addition, under the Dex One Corporation Equity Incentive Plan, upon a Change in Control, certain awards may vest and/or become fully payable as provided in the relevant Plan and/or grant documents. If negotiations commence prior to a termination of employment but eventually result in a Change in Control within two years, then the NEO shall be treated as having been terminated within two years following a Change in Control and, therefore, shall be entitled to the benefits described above. Terminated NEOs are also eligible to receive a cash payment of a pro rata portion of the annual incentive payable for the year of termination.

Death/Disability/Retirement
Each NEO (or beneficiary) receives salary through date of termination and a pro rata portion of the annual incentive. Each NEO also receives continuation of medical and dental benefits to age 65 in the event of Disability. Outstanding equity awards are subject to accelerated vesting in the event of Death, Disability or Retirement or a Change in Control, and such equity awards may be exercised until the earlier to occur of one year after the date of such termination or the established expiration date of such award.

Excise Tax	There shall be no gross up for any excise tax relating to any payments made to any of the NEOs on account of a change in control or a termination of employment on or after January 1, 2013.

Restrictive Covenants
Non-compete - during the term of employment and 12 months following termination, the NEO shall not directly or indirectly engage in any business which is in competition with any line of business conducted by the Company or its affiliates.

Non-solicitation - during the term of employment and 12 months following termination, the NEO shall not solicit or otherwise interfere with the Company's relationship with its employees, customers and suppliers.

Confidentiality - during the term of employment and at all times thereafter the NEO shall not disclose to any third party the Company's confidential and/or proprietary information.

Outstanding Equity Awards at 2012 Fiscal Year-End
The following table provides information regarding all outstanding SARs, stock options and other equity awards held by each of the NEOs at year-end 2012.

Outstanding Equity Awards At Fiscal Year-End
		Options Awards				Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Value of Shares or Units of Stock That Have Not Vested ($)

Name
(a)	(b)	(c)(1)(2)	(d)(1)(2)	(e)	(f)	(g)(3)	(h)(4)

Alfred T. Mockett (5)	9/6/2010	100,000	100,000	9.75	9/6/2020
	9/6/2010	200,000	—	15.00	9/6/2020
	9/6/2010	200,000	—	23.00	9/6/2020
	9/6/2010	200,000	—	32.00	9/6/2020
	10/12/2010					66,666	105,332
Gregory W. Freiberg	9/12/2011	25,000	75,000	1.20	9/12/2021
	9/12/2011	—	100,000	1.20	9/12/2021
	9/12/2011	—	100,000	1.20	9/12/2021
	9/12/2011				9/12/2021	66,666	105,332
Richard J. Hanna	4/4/2011	18,750	56,250	4.96	4/4/2021
	4/4/2011	—	75,000	4.96	4/4/2021
	4/4/2011	—	75,000	4.96	4/4/2021
	4/4/2011				4/4/2021	50,000	79,000
	2/28/2012	—	50,000	1.74	2/28/2022
	3/29/2012				3/29/2022	50,000	79,000
Atish Banerjea	1/18/2011	12,500	37,500	6.97	1/18/2021
	3/2/2011	—	50,000	4.61	3/2/2021
	3/2/2011	—	50,000	4.61	3/2/2021
	1/18/2011				1/18/2021	33,333	52,666
	2/28/2012	—	50,000	1.74	2/28/2022
	3/29/2012				3/29/2022	50,000	79,000
Mark W. Hianik	3/1/2010	26,731	13,366	28.68	3/1/2020
	3/2/2011	3,125	9,375	4.61	3/2/2021
	3/2/2011	—	37,500	4.61	3/2/2021
	3/2/2011	—	37,500	4.61	3/2/2021
	3/2/2011				3/2/2021	8,333	13,166
	2/28/2012	—	60,000	1.74	2/28/2022
	3/29/2012				3/29/2022	60,000	94,800

(1) All SAR grants awarded to Mr. Hianik on March 1, 2010 vest in equal, annual installments over three years, beginning on the first anniversary of the grant date. All premium-priced stock options awarded to Mr. Mockett on September 6, 2010 are fully vested.
(2) All unexercised time-vested stock options vest in equal, annual installments over four years beginning on the first anniversary of the grant date. All price-vested stock options awarded in 2011 vest when the stock price reaches a specified threshold.
(3) Mr. Mockett's restricted stock award vests in equal annual installments over three years beginning on September 13, 2011. All remaining restricted stock award vests in equal annual installments over three years beginning on the first anniversary of the grant date.
(4) Value of stock award calculated using market closing price of $1.58 as of December 31, 2012, which was the last trading day in the fiscal year 2012.
(5) Mr. Mockett’s unexercised stock options vest in equal, annual installments over four years beginning on the first anniversary of the grant date. He was granted 600,000 fully vested, premium-priced stock options that are currently underwater.

Option Exercises and Stock Vested
The following table provides information regarding shares subject to outstanding restricted stock award agreements that vested in 2012 for each of the NEOs. There were no option or SAR exercises in 2012 by any of the NEOs.

Options Exercises and Stock Vested — Fiscal 2012
Name	Number of Shares Acquired On Vesting	Value Realized on Vesting
Alfred T. Mockett	66,667	$124,667
Gregory W. Freiberg	33,334	$61,001
Richard J. Hanna	25,000	$33,250
Atish Banerjea	16,667	$34,667
Mark W. Hianik	4,167	$7,001

Pension Benefits

Dex One Retirement Account.     The Dex One Retirement Account is a funded and tax-qualified defined benefit pension plan that provides benefits under a “cash balance” formula. Under this formula, pension benefits were based on the participant's notional account balance.

As of December 31, 2012, the Dex One Retirement Account covered all employees of R.H. Donnelley, Inc. who were participants in the R. H. Donnelley Retirement Account as of December 31, 2008 and who had attained age 21 and completed at least one year of service as of such date. Employees of Dex Media and Business.com were not eligible to participate. Participants become fully vested in their accrued retirement benefit upon completion of five years of service or upon attaining age 65 while actively employed. At any time following termination of employment, a vested participant may elect to receive a lump sum payment equal to his or her notional account balance, or monthly payments under an immediate or deferred annuity that is actuarially equivalent to the notional account balance.

Dex One PBEP.     The Pension Benefit Equalization Plan of Dex One Corporation, which we refer to as the Dex One PBEP, is an unfunded, non-qualified plan that covers participants in the Dex One Retirement Account whose benefits under the Dex One Retirement Account were limited by the qualified plan rules. Dex One PBEP benefits were based on the participant's notional account balance. The participant's notional account balance under the Dex One PBEP is equal to the excess of (1) the participant's “uncapped” notional account balance determined in accordance with the Dex One Retirement Account disregarding the Internal Revenue Code Section 415 limit on benefits and Section 401(a)(17) limit on compensation, over (2) the participant's notional account balance under the Dex One Retirement Account. We will pay the benefits from our general assets in the form of a lump sum that is equivalent to the Dex One PBEP notional account balance.

As noted above under “Compensation Discussion and Analysis - Retirement Programs - Defined Benefit Plans”, the Dex One Retirement Account and the Dex One PBEP were frozen as part of the new retirement plan design effective as of January 1, 2009 and none of the NEOs participate in or have account balances in either of these plans.

Nonqualified Deferred Compensation

401(k) Restoration Plan.     The Company maintains an unfunded, non-qualified 401(k) Restoration Plan (the “Restoration Plan”) for those employees (including the NEOs) whose matching or transition credits under the Company's 401(k) plan are limited by Sections 415 or 401(a)(17) of the Internal Revenue Code. Matching and transition credits are credited to participant accounts no later than the last day of each calendar year. Separate bookkeeping accounts are maintained for each participant in the Restoration Plan. Amounts credited to a Restoration Plan participant's account shall be deemed to be invested at the direction of the Restoration Plan participant in one or more hypothetical investments as may be authorized from time to time by the Restoration Plan administrator. Presently, these hypothetical investment alternatives are the same as the investment alternatives under the Company's 401(k) plan.

On July 27, 2010, the Committee approved the phased termination of the Restoration Plan. Per the terms of the approved phased termination of the Plan, the Company ceased making matching contributions under the Plan after December 31, 2010 and, effective January 1, 2014, after the final transition credits have been applied, the Company will freeze accruals under the Plan. The Plan will be terminated and all account balances will be paid out to Plan participants (subject to relevant 409A limitations) as soon as practicable following December 31, 2013.

Nonqualified Deferred Compensation — Fiscal 2012
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	Last FY	Last FY	Last FY	Distributions	Last FYE
(a)	(b)	(c)	(d)	(e)	(f)

Alfred T. Mockett	$—	$—	$91	$—	$1,196
Gregory W. Freiberg	$—	$—	$—	$—	$—
Richard J. Hanna	$—	$—	$—	$—	$—
Atish Banerjea	$—	$—	$—	$—	$—
Mark W. Hianik	$—	$—	$9,573	$—	$73,703

Potential Payments upon Termination or Change in Control

Severance protection is provided to our NEOs with employment agreements under those agreements and to other executives under our executive severance policy. We believe this protection fosters a long term perspective and permits executives to focus upon executing our strategy without undue concern or distraction. This protection is also designed to be fair and competitive to aid in attracting and retaining experienced executives. We believe that the protection we provide, including the level of severance payments and post-termination benefits, is appropriate in terms of fostering long-term performance, and within the range of competitive practice, thereby facilitating recruiting and retention of key talent.

In line with competitive practices, severance payments and benefits are increased should the executive be terminated without cause or voluntarily resign for good reason within two years after a change in control. This protection, while potentially costly, provides a number of important benefits to the Company. First, it permits an executive to evaluate a potential change in control transaction while relatively free of concern for his or her own situation, and ameliorates any conflict between his or her own interests and those of our stockholders. Second, change in control transactions take time to unfold, and a stable management team can help to preserve our operations in order to enhance the value delivered to our stockholders from a transaction or, if no transaction is consummated, to ensure that our business will continue without undue disruption afterwards. We believe that the potential cost of executive change in control severance payments and benefits, as a percentage of the potential transaction price, would be well within the range of reasonable industry practice, and represents an appropriate cost relative to these benefits to the Company and its stockholders. It should be noted that, as part of the Plan of Reorganization, the employment agreements and the executive severance policy were amended to provide that the implementation of the restructuring of the Company and its subsidiaries pursuant to the Plan shall not alone constitute good reason for purposes of triggering the payment of severance payments and benefits under those agreements and policy.

The following table shows the potential value of payments and benefits to each of the NEOs pursuant to their respective employment agreements and other applicable arrangements and plans under various employment termination and change in control scenarios assuming such events occurred as of December 31, 2012. See “Grants of Plan-Based Awards During 2012 - Additional Information Relating to Summary Compensation Table and Grants of Plan-Based Awards Table - Employment Agreements and Other Compensation Arrangements” above for other important terms and conditions of employment for our NEOs. Capitalized terms used without definition in this section have the meanings as defined in the relevant employment and other compensation agreements, which are filed, or incorporated by reference, as exhibits to this Annual Report.

Incremental Value of Payments and Benefits Upon Change in Control (“CIC”) and Various Types of Terminations

	Mr. Mockett	Mr. Freiberg	Mr. Hanna	Mr. Banerjea	Mr. Hianik
Termination Scenario (12/31/12)
Voluntary Resignation or for cause
Total	$—	$—	$—	$—	$—

Without cause or for good reason
(Not within two years of CIC)
Incentive pay — pro rata	$975,000	$202,775	$218,869	$141,700	$165,580
Severance pay	2,925,000	1,051,875	1,237,500	900,000	1,012,500
Unvested SARs/Options-pro rata(1)	—	9,500	—	—	—
Unvested RS/RSUs — pro rata(1)	105,332	52,668	65,833	52,667	38,184
Health benefits/Life Insurance continuation	14,123	11,564	13,209	11,516	11,612
Total	$4,019,455	$1,328,382	$1,535,411	$1,105,883	$1,227,876

Within Two Years of CIC
(Without cause or for good reason)
Incentive pay — pro rata	$975,000	$202,775	$218,869	$141,700	$165,580
Severance pay	5,850,000	1,402,500	1,650,000	1,200,000	1,350,000
Unvested SARs/Options(1)	—	28,500	—	—	—
Unvested RS/RSUs(1)	105,332	105,332	158,000	131,666	107,966
Health benefits/Life Insurance continuation	28,247	15,419	17,611	15,354	15,482
Outplacement	—	—	—	—	—
280G/4999 Tax Gross Up	—	—	—	—	—
Total	$6,958,579	$1,754,526	$2,044,480	$1,488,720	$1,639,028

CIC — Assuming no termination
Unvested SARs/Options(1)	$—	$—	$—	$—	$—
Unvested RS/RSUs(1)	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Death or Disability
Incentive pay — pro rata	$975,000	$202,775	$218,869	$141,700	$165,580
Unvested SARs/Options — pro rata(1)	—	9,500	—	—	—
Unvested RS/RSUs — pro rata(1)	105,332	52,668	39,500	26,334	6,584
Disability — Present Value of Health
Benefits through age 65	9,393	112,831	66,495	108,270	81,343
Total	$1,089,725	$377,774	$324,864	$276,304	$253,507

Retirement
Unvested SARs/Options — pro rata(1)	$—	$9,500	$—	$—	$—
Unvested RS/RSUs — pro rata(1)	—	—	—	—	—
Total	$—	$9,500	$—	$—	$—

(1) This amount represents the aggregate in-the-money value of the SARs and restricted stock which would become vested as a direct result of the termination event or Change in Control, as the case may be, before the applicable stated vesting date, plus the aggregate value of any performance-based award that would be deemed earned and vested solely as a direct result of the termination event or Change in Control, as the case may be, before the stated earning or vesting date. The stated earning or vesting date is the date at which an award would have been earned or vested absent such termination event or Change in Control, as the case may be. This calculation of value does not attribute any additional value to options based on their remaining term and does not discount the value of awards based on the portion of the vesting period elapsed at the date of the termination event or Change in Control. Represents the “in-the-money” value of stock options/SARs.
Compensation and Benefits Committee Interlocks and Insider Participation
Richard L. Kuersteiner, Mark A. McEachen and Alan F. Schultz served as members of the Compensation and Benefits Committee during 2012. No such member of that Committee is or has been an officer or employee of the Company and none had interlocking relationships with any other entities of the type that would be required to be disclosed in this proxy statement.
Director Compensation

The Compensation and Benefits Committee periodically reviews the level and balance of our non-employee director compensation with the input and assistance of its independent compensation consultant. The following non-employee director compensation program was in effect from February 2010 through January 2013:

•	Annual retainer of $125,000, payable $50,000 in cash and $75,000 in Company common stock.

•	Additional cash retainer of $75,000 to the non-executive Chairman, $25,000 to the Chair of the Audit and Finance
Committee and $15,000 to each of the Chairs of the Compensation and Benefits and Corporate Governance Committees.

•	Cash meeting fees of $2,000 for each Board and Board Committee meeting attended.

•	Reimbursement for reasonable costs and expenses associated with attendance at Board and Board Committee meetings and other Company business.
In January 2013, in light of the proposed merger with SuperMedia Inc., the Board of Directors, upon the recommendation of the Compensation and Benefits Committee, approved the payment of the 2013 annual stock retainer in cash (which payment was made in February 2013) and to shift the payment of the annual cash retainer to a quarterly payment in advance beginning on April 1, 2013. Except for these changes, the non-employee director compensation program remains unchanged.
Director Compensation During 2012
The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director who served on our Board of Directors in 2012.

	Fees Earned or	Stock
	Paid in Cash	Awards	Total
Name	($)	($)(1)	($)
Jonathan B. Bulkeley	$120,000	$75,000	$195,000
Eugene I. Davis	$92,750	$75,000	$167,750
Richard L. Kuersteiner	$128,000	$75,000	$203,000
W. Kirk Liddell	$160,000	$75,000	$235,000
Mark A. McEachen	$172,000	$75,000	$247,000
Alan F. Schultz	$169,500	$75,000	$244,500

(1) The compensation amounts reported in the “Stock Awards” column reflect the grant date value of stock awards calculated in accordance with FASB Topic 718 without regard to estimated forfeitures related to service-based vesting conditions. Director stock awards during 2012 consisted of annual retainer stock awards of 83,333 each granted in May.

(2) Pursuant to an arrangement with his former employer, Franklin Resources, Inc., Mr. Kuersteiner did not receive compensation for serving as a director from June 2010 through April 2012. During this period, we continued to reimburse Mr. Kuersteiner for travel and other expenses incurred in connection with board service. Following his retirement on April 30, 2012, Mr. Kuersteiner resumed receiving compensation from the Company beginning May 1, 2012. Upon Mr. Kuersteiner's retirement, no employees or other affiliates of Franklin Resources, Inc. serve on the Board of Directors.

The following table shows the aggregate number of stock awards outstanding and held by each non-employee director serving as such at December 31, 2012.

	Stock Awards	Stock Awards(1)
	(unvested)	(vested) (1)
Name	(#)	(#)
Jonathan B. Bulkeley	—	115,746
Richard L. Kuersteiner	—	85,948
W. Kirk Liddell	—	130,871
Mark A. McEachen	—	115,746
Alan F. Schultz	—	111,371

(1) Directors were granted fully vested stock awards during 2010, 2011 and 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Stock Ownership of Certain Beneficial Owners and Management
The following table sets forth the number of shares of the Company's common stock beneficially owned as of February1, 2013 by (i) each of the Company's current NEOs, (ii) each of the Company's current directors, (iii) all current directors and executive officers of the Company as a group and (iv) owners of more than 5% of the outstanding shares of the Company's common stock. The stock ownership information for the owners of 5% or more of the Company's common stock is as of the date of the applicable Schedule 13D or Schedule 13G referenced in the footnotes to the table. Except as indicated in the footnotes to the table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares owned beneficially by them. The mailing address for each of the Company's current directors and NEOs listed below is 1001 Winstead Drive, Cary, North Carolina 27513.

	Shares of the Company's Common Stock
Beneficial Owner	Amount Beneficially Owned (1)		Percentage of Class
Jonathan B. Bulkeley	115,746		*
Gregory W. Freiberg	114,183	(2)	*
Richard J. Hanna	137,500	(3)	*
Mark W. Hianik	25,973	(4)	*
Richard L. Kuersteiner	85,948		*
W. Kirk Liddell	130,871		*
Mark A. McEachen	115,746		*
Alfred T. Mockett	378,367	(5)	*
Alan F. Schultz	111,371		*
All Current Directors and Executive Officers as a Group (13 persons)	1,317,307		2.56%
Franklin Resources, Inc.	13,770,362	(6)	26.80%
One Franklin Parkway San Mateo, CA 94403-1906
Hayman Capital Management, L.P.	5,064,550	(7)	9.95%
2101 Cedar Springs Road, Suite 1400 Dallas, TX 75201
Robert E. Mead	4,399,056	(8)	8.65%
3653 Maplewood Avenue Dallas, TX 75205
Restructuring Capital Associates, L.P.	4,304,831	(9)	8.50%
2 Stamford Plaza, Suite 1501 281 Tresser Boulevard Stamford, CT 06901
Paulson & Co. Inc.	3,676,394	(10)	7.35%
1251 Avenue of the Americas New York, NY 10020
Mittleman Brothers, LLC	2,672,403	(11)	5.20%
188 Birch Hill Road Locust Valley, NY 11560

* Represents ownership of less than 2%.

(1) The amounts and percentage of the Company's common stock beneficially owned are reported on the basis of rules and regulations of the SEC governing the determination of beneficial ownership of securities. Under such rules and regulations, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities which that person has a right to acquire beneficial ownership of within 60 days. Under these rules and regulations, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities in which he has no economic interest. As of January 25, 2013, the Company had 51,309,809 shares of common stock outstanding and entitled to vote.

(2) Includes 66,667 shares of restricted stock one-half of which vests on September 12, 2013 and the balance of which vests on September 12, 2014. Pursuant to the terms of the award, Mr. Freiberg may exercise full voting rights with respect to the shares covered by the award. Includes 25,000 shares issuable upon the exercise of stock options that vested on September 12, 2012 with an exercise price of $1.20 per share. Does not include 200,000 shares issuable upon the exercise of price-vested stock options since the closing price of our common stock on February 1, 2013 ($1.69) was significantly less than the hurdle prices of the price-vested stock options ($3.00 and $4.00 per share).

(3) Includes 50,000 shares of restricted stock one-half of which vests on April 4, 2013 and the balance of which vests on April 4, 2014. Pursuant to the terms of the award, Mr. Hanna may exercise full voting rights with respect to the shares covered by the award. Includes 12,500 shares issuable upon the exercise of stock options that vested on March 2, 2013 with an exercise price of $1.74 per share. Does not include 18,750 shares issuable on the exercise of vested stock options since the closing price of our common stock on February 1, 2013 ($1.69) was significantly less than the exercise price of the stock options ($4.96). Does not include 150,000 shares issuable upon the exercise of price-vested stock options since the closing price of our common stock on February 1, 2013 ($1.69) was significantly less than the hurdle prices of the price-vested stock options ($10.00 and $15.00 per share). Mr. Hanna shares voting and investment power over 50,000 shares of common stock that he owns jointly with his spouse.

(4) Includes 8,333 shares of restricted stock one-half of which vested on March 2, 2013 and the balance of which vests on March 2, 2014. Pursuant to the terms of the award, Mr. Hianik may exercise full voting rights with respect to the shares covered by the award. Includes 15,000 shares issuable upon the exercise of stock options that vested on March 2, 2013 with an exercise price of $1.74 per share. Does not include any shares of common stock issuable upon the exercise of stock appreciation rights that have vested and will vest within 60 days of February 1, 2013 since the closing price of our common stock on February 1, 2013 ($1.69) was significantly less than the base price ($28.68) of the stock appreciation rights. Does not include 6,250 shares issuable on the exercise of stock options that have vested and will vest within 60 days of February 1, 2013, since the closing price of our common stock on February 1, 2013 ($1.69) was significantly less than the exercise price of the stock options ($4.61). Does not include 75,000 shares issuable upon the exercise of price-vested stock options since the closing price of our common stock on February 1, 2013 ($1.69) was significantly less than the hurdle prices of the price-vested stock options ($10.00 and $15.00 per share).

(5) Includes 66,667 shares of restricted stock that vests on September 13, 2013. Pursuant to the terms of the award, Mr. Mockett may exercise full voting rights with respect to the shares covered by the award. Does not include 100,000 shares issuable on the exercise of vested stock options since the closing price of our common stock on February 1, 2013 ($1.69) was significantly less than the exercise price of the stock options ($9.75). Does not include any shares issuable upon the exercise of 600,000 fully vested, premium-priced stock options, since the closing price of our common stock on February 1, 2013 ($1.69) was significantly less than the exercise prices of the vested stock options (which range from $15 to $32 per share).

(6) Franklin Resources, Inc. (“FRI”) filed a Schedule 13D/A with the SEC on May 4, 2012 reporting that one or more open- or closed-end investment companies or other managed accounts that are clients of investment managers that are direct and indirect subsidiaries (collectively, the “Investment Management Subsidiaries”) of FRI beneficially owned 13,488,053 shares of our common stock as of May 4, 2012. The number of shares of the Company's common stock as to which each reporting person on this Schedule 13D/A and other Investment Management Subsidiaries has sole power to vote or to direct the vote of our common stock is as follows: Franklin Resources, Inc: 0; Charles B. Johnson: 0; Rupert H. Johnson, Jr.: 0; and Franklin Advisers, Inc.: 13,365,489. The number of shares of the Company's common stock as to which each reporting person on this Schedule 13D/A and other Investment Management Subsidiaries has sole power to dispose or to direct the disposition of our common stock is as follows: Franklin Resources, Inc: 0; Charles B. Johnson: 0; Rupert H. Johnson, Jr.: 0; and Franklin Advisers, Inc.: 13,488,053.

(7) Hayman Capital Management, L.P., Hayman Investments, L.L.C. and J. Kyle Bass jointly filed a Schedule 13G/A with the SEC on February 13, 2013 reporting that they beneficially owned 5,064,550 shares of our common stock as of December 31, 2012, with sole voting and dispositive power over all those shares.

(8) Robert E. Mead filed a Schedule 13G/A with the SEC on February 12, 2013 reporting that he beneficially owned 4,399,056 shares of our common stock as of December 31, 2012, with sole voting and dispositive power over all of those shares.

(9) Restructuring Capital Associates, L.P. filed a Schedule 13G/A with the SEC on February 14, 2013 reporting that it and James D. Bennett beneficially owned 4,304,831 shares of our common stock as of December 31, 2012, with shared voting and dispositive power over all of those shares.

(10) Paulson & Co. Inc. filed a Schedule 13G with the SEC on February 14, 2011 reporting that it beneficially owned 3,676,394 shares of our common stock as of December 31, 2010, with sole voting and dispositive power over all of those shares.

(11) Mittleman Brothers, LLC, Master Control LLC, Mittleman Investment Management LLC and Christopher P. Mittleman jointly filed a Schedule 13G with the SEC on February 13, 2013 reporting that they beneficially owned 2,672,403 shares of our common stock as of December 31, 2012, with sole voting and dispositive power over all those shares.

Securities Authorized for Issuance Under Equity Compensation Plans
Information in response to this item with respect to securities authorized for issuance under the Company's equity compensation plans is incorporated herein by reference to Item 5 of this Annual Report under the heading “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Related Person Transactions
The Company or one of its subsidiaries may occasionally enter into transactions with certain “related persons.” Related persons include our executive officers, directors, nominees for director, 5% or more beneficial owners of the Company's common stock and immediate family members of these persons. We refer to transactions involving amounts in excess of $120,000 and in which the related person has a direct or indirect material interest as “related person transactions.” Each related person transaction must be approved or ratified in accordance with the Company's written Related Person Transactions Policy by either the Audit and Finance Committee or the Corporate Governance Committee of the Board of Directors.
The reviewing committee considers all relevant factors when determining whether to approve a related person transaction including, without limitation, the following:

•	the size of the transaction and the amount payable to a related person;

•	the nature of the interest of the related person in the transaction;

•	whether the transaction was undertaken in the ordinary course of business; and

•
whether the transaction involves the provision of goods or services to Dex One that are available from unrelated third parties and, if so, whether the transaction is on terms and made under circumstances that are at least as favorable to Dex One as would be available in comparable transactions with or involving unrelated third parties.

The Company did not enter into any related person transactions in 2012. The Company's Related Person Transactions Policy is available on our website http://ir.dexone.com/governance.cfm.
Director Independence
The Company's Corporate Governance Guidelines state the Board of Directors' objective that at least two-thirds of the members of the Board be independent under NYSE listing standards and applicable law. The Board has adopted Director Independence Standards to assist in determining whether a director does not have material relationships with Dex One and thereby qualifies as independent. The Director Independence Standards are based on NYSE “independent director” listing standards. To be considered “independent”, the Board of Directors must make an affirmative determination, by a resolution of the Board as a whole, that the director being reviewed has no material relationship with the Company other than as a director, either directly or indirectly (such as a partner, shareholder or executive officer of another entity that has a relationship with Dex One). In each case, the Board broadly considers all relevant facts and circumstances.
Under our Director Independence Standards:

1.
No director will qualify as “independent” unless the Board of Directors affirmatively determines that the director has no material relationship with the Company, either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company. The Company will identify which directors are independent and disclose these affirmative determinations.

2.	No director can be independent if the director is, or has been within the last three years, an employee of the Company.

3.	No director can be independent if an immediate family member of the director is or has been an executive officer of the Company within the last three years.

4.
No director can be independent if the director received, or has an immediate family member who has received, during any twelve-month period within that last three years, more than $120,000 in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service).

5.	No director can be independent if:

a.	the director or an immediate family member is a current partner of the Company's internal or external auditor;

b.	the director is a current employee of the Company's internal or external auditor;

c.	the director has an immediate family member who is a current employee of the Company's internal or external auditor and personally works on the Company's audit; or

d.	the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such auditor and personally worked on the Company's audit within that time.

6.
No director can be independent if the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Company's present executives at the same time serves or served on that company's compensation committee.

7.
No director can be independent if the director is a current employee, or an immediate family member is a current executive officer, of a company (excluding charitable organizations) that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company's consolidated gross revenues.

8.
No director can be independent if the Company has made charitable contributions to any charitable organization in which such director serves as an executive officer if, within the preceding three years, contributions by the Company to such charitable organization in any single completed fiscal year of such charitable organization exceeded the greater of $1 million, or 2% of such charitable organization's consolidated gross revenues.

The Board of Directors reviews all commercial and charitable relationships of directors on an annual basis. The mere ownership of a significant amount of stock is not in and of itself a bar to an independence determination but rather one factor that the Board considers.

The Board of Directors has unanimously determined that Jonathan B. Bulkeley, Richard L. Kuersteiner, W. Kirk Liddell, Mark A. McEachen and Alan F. Schultz are neither affiliated persons of the Company nor do they have any material relationship with the Company, and therefore qualify as independent directors within the meaning of all applicable laws and regulations, including the independence standards of the NYSE. As a result, independent directors constitute a majority of Dex One's Board of Directors. In addition, all members of all committees qualify as independent within the meaning of all applicable laws and regulations, including the independence standards of the NYSE. Alfred T. Mockett is not an independent director because he is our CEO and President.

In making these independence determinations, the Board considered all of the automatic bars to independence specified in the respective independence standards of the SEC and the NYSE and definitively determined that none of those conditions existed. In addition, the Board considered whether any material relationship beyond the automatic bars existed between the Company and/or its management and/or any of their respective affiliates or family members, on the one hand, and each director or any family member of such director or any entity with which such director or family member of such director was employed or otherwise affiliated, on the other hand. For those directors for whom the Board determined there was a relationship, the Board then considered whether or not the relationship was material or did in fact, or could reasonably be expected to, compromise such director's independence from management. The Board definitively determined for those directors identified as independent above that either no such relationship existed at all or that any relationship that existed was not material and/or did not so compromise such director's independence from management.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Generally, the Audit and Finance Committee approves each year the specific types and estimated amounts of all audit and non-audit services that are contemplated to be performed by any independent registered public accounting firm during that calendar year, before any such work commences. The Chairman of the Audit and Finance Committee may approve other services not prohibited by applicable law or regulation and not previously approved by the Audit and Finance Committee up to $250,000 at any one time. The Chairman may also approve services previously approved by the Audit and Finance Committee at amounts up to $250,000 higher than previously approved by the Audit and Finance Committee. In either case, the Chairman will report his approval of such additional services and/or amounts to the Audit and Finance Committee at its next scheduled meeting or at a special meeting, which may be called in the absolute discretion of the Chairman, and such amounts are subject to Committee ratification. The Chairman may also defer to the Audit and Finance Committee with respect to any such additional services or amounts. The Chairman and/or the Audit and Finance Committee is authorized to approve such additional non-audit services without limit after they determine that such services will not impair the independence of the independent registered public accounting firm.
Aggregate fees for professional services rendered to the Company by KPMG for the years ended December 31, 2012 and 2011 were as follows:

	Years Ended December 31,
	2012	2011
Audit fees	$1,425,208	$1,301,428
Audit-related fees	—	—
Tax fees	242,994	535,528
All other fees	—	128,121
Total	$1,668,202	$1,965,077
Audit Fees.      Audit fees for the years ended December 31, 2012 and 2011 were for professional services rendered by KPMG for the audits of the consolidated financial statements of the Company, including the audit of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q, comfort letters, consents and review of other documents filed with the SEC.
Audit-Related Fees.      There were no audit-related fees billed by KPMG for the years ended December 31, 2012 and 2011.
Tax Fees.      Tax fees billed for the years ended December 31, 2012 and 2011 were for services rendered by KPMG in connection with general tax compliance, tax planning and tax advice.
All Other Fees.      There were no other fees billed by KPMG for the year ended December 31, 2012. Other fees for the year ended December 31, 2011 were for services rendered by KPMG associated with the Company's process improvement initiatives and administrative fees.
All of the tax and other services (and in most cases, the related fees) disclosed above were approved by the Committee prior to material substantive work having been performed.
The Company engaged the services of Crowe Chizek LLP ("Crowe") for the audits of the Company's employee benefit plans in 2012 and Anton Collins Mitchell LLP (“ACM”) for the audits of the Company's employee benefit plans in 2011. Fees paid to Crowe and ACM for the Company's employee benefit plan audits totaled $32,000 in 2012 and $82,231 in 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2) - List of financial statements and financial statement schedules

The following consolidated financial statements of the Company and the Predecessor Company are included under Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011, eleven months ended December 31, 2010 (Successor Company) and the one month ended January 31, 2010 (Predecessor Company)

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, eleven months ended December 31, 2010 (Successor Company) and the one month ended January 31, 2010 (Predecessor Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2012 and 2011, eleven months ended December 31, 2010 (Successor Company) and the one month ended January 31, 2010 (Predecessor Company)

Notes to Consolidated Financial Statements
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

2.2
Amended and Restated Plan of Merger, dated as of December 5, 2012, by and among SuperMedia Inc., Dex One Corporation, Newdex, Inc., and Spruce Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2012, Commission File No. 001-07155).

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

10.12
Publishing Agreement, dated as of November 8, 2002, as amended, by and among Dex Holding LLC., Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/ GPP LLC) and Qwest Corporation (incorporated by reference to Exhibit 10.19 to Dex Media, Inc.'s Registration Statement on Form S‑4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).

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

10.15
First Amendment, dated as of March 9, 2012, to the Third Amended and Restated Credit Agreement, dated as of January 29, 2010 by and among R.H. Donnelly Inc., as borrower, the Company, the lenders from time to time parties thereto, and Deutsche Bank Trust Company Americas, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012, Commission File No. 001-07155).

10.16
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

10.17
First Amendment, dated as of March 9, 2012, to the Credit Agreement, dated as of June 6, 2008, as amended and restated as of January 29, 2010, by and among Dex Media West, Inc., as borrower, the Company, Dex Media Inc., the lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012, Commission File No. 001-07155).

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

10.19
First Amendment, dated as of March 9, 2012, to the Credit Agreement, dated as of October 24, 2007, as amended and restated as of January 29, 2010, by and among Dex Media East, Inc., as borrower, the Company, Dex Media, Inc., the lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012, Commission File No. 001-07155).

10.20
Support and Limited Waiver Agreement, dated as of December 5, 2012, by and among Dex One Corporation, subsidiaries of Dex One Corporation named therein, the lenders that from time to time become party thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent under the Dex Media East, Inc. and Dex Media West, Inc. Credit Facilities, and Deutsche Bank Trust Companies Americas, as Administrative Agent under the R.H. Donnelley Inc. Credit Facility (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2012, Commission File No. 001-07155).

10.21^
Board of Director Compensation Program (as modified and in effect as of June 24, 2010) (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 4, 2011, Commission File No. 001-07155).

10.22^
Dex One Pension Benefit Equalization Plan, as Amended and Restated as of January 1, 2011 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 4, 2011, Commission File No. 001-07155).

10.23 ^
Dex One Corporation Restoration Plan, as Amended and Restated as of January 1, 2011 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 4, 2011, Commission File No. 001-07155).

10.24^
R.H. Donnelley Corporation 2005 Stock Award and Incentive Plan, as Amended and Restated as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2009, Commission File No. 001-07155).

10.25^
Dex One Corporation 2009 Long-Term Incentive Program for Executive Officers (as adopted and effective as of March 9, 2009 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the Securities and Exchange Commission on May 8, 2009, Commission File No. 001-07155).

Exhibit No.	Document

10.26^
Dex One Corporation Equity Incentive Plan adopted and effective as of January 29, 2010 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

10.27^
Form of Stock Appreciation Rights Agreement for Executive Officers who are Senior Vice Presidents and Above for the March 2010 SAR Awards (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010, Commission File No. 001-07155).

10.28^
Form of Stock Appreciation Right Agreement for Employees other than Executive Officers who are Senior Vice Presidents and Above for the March 2010 SAR Awards (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010, Commission File No. 001-07155).

10.29^
Employment Agreement, dated as of September 6, 2010, by and between the Company and Alfred T. Mockett (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2010, Commission File No. 001-07155).

10.30^	Stand-Alone Nonqualified Stock Option Agreement, dated as of September 6, 2010, by and between the Company and Alfred T. Mockett (attached as Exhibit A to Exhibit 10.25).

10.31^	Form of Stand-Alone Restricted Stock Award Agreement by and between the Company and Alfred T. Mockett (attached as Exhibit B to Exhibit 10.25).

10.32^	Stand-Alone Premium Nonqualified Stock Option Agreement ($15 Exercise Price), dated as of September 6, 2010, by and between the Company and Alfred T. Mockett (attached as Exhibit C to Exhibit 10.25).

10.33^	Stand-Alone Premium Nonqualified Stock Option Agreement ($23 Exercise Price), dated as of September 6, 2010, by and between the Company and Alfred T. Mockett (attached as Exhibit D to Exhibit 10.25).

10.34^	Stand-Alone Premium Nonqualified Stock Option Agreement ($32 Exercise Price), dated as of September 6, 2010, by and between the Company and Alfred T. Mockett (attached as Exhibit E to Exhibit 10.25).

10.35^
Stand-Alone Restricted Stock Award Agreement, dated as of January 18, 2011, between the Company and Atish Banerjea (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 4, 2011, Commission File No. 001-07155).

10.36^
Stand-Alone Nonqualified Stock Option Agreement, dated as of January 18, 2011, between the Company and Atish Banerjea (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 4, 2011, Commission File No. 001-07155).

10.37^
Form of Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 2, 2011, Commission File No. 001-07155).

10.38^
Form of Non-Qualified Stock Option Agreement (Time-Vested Award) for Executive Officers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 2, 2011, Commission File No. 001-07155).

10.39^
Form of Non-Qualified Stock Option Agreement (Price-Vested Award) for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 2, 2011, Commission File No. 001-07155).

10.40^
Form of Restricted Stock Unit Agreement (Performance Shares) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the Securities and Exchange Commission on April 26, 2012, Commission File No. 001-07155).

10.41^
Dex One Corporation Severance Plan - Senior Vice President, effective as amended January 26, 2012 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 1, 2012, Commission File No. 001-07155).

Exhibit No.	Document
10.42^
Separation Agreement, dated as of May 20, 2010, by and between the Company, R.H. Donnelley Inc., Dex Media West, Inc. Dex media East, Inc. and David C. Swanson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2010, Commission File No. 001-07155).

10.43^
Separation Agreement, dated May 25, 2011, by and between the Company, R.H. Donnelley Inc., Dex Media West, Inc. Dex Media East, Inc. and Steven M. Blondy (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2011, Commission File No. 001-07155).

10.44^
Form of Indemnification Agreement for Directors of the Company (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010, Commission File No. 001-07155).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*
Certification of Annual Report on Form 10-K for the period ended December 31, 2012 by Alfred T. Mockett, Chief Executive Officer and President of the Company under Section 302 of the Sarbanes-Oxley Act.

31.2*
Certification of Annual Report on Form 10-K for the period ended December 31, 2012 by Gregory W. Freiberg, Executive Vice President and Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act.

32.1*
Certification of Annual Report on Form 10-K for the period ended December 31, 2012 under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Gregory W. Freiberg, Executive Vice President and Chief Financial Officer, for the Company.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March 2013.

Dex One Corporation

By:	/s/ Alfred T. Mockett
Alfred T. Mockett, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Alfred T. Mockett	Chief Executive Officer	March 18, 2013
(Alfred T. Mockett)	and President (Principal Executive Officer)

/s/ Gregory W. Freiberg	Executive Vice President and	March 18, 2013
(Gregory W. Freiberg)	Chief Financial Officer (Principal Financial Officer)

/s/ Sylvester J. Johnson	Vice President – Controller	March 18, 2013
(Sylvester J. Johnson)	and Chief Accounting Officer (Principal Accounting Officer)

/s/ Jonathan B. Bulkeley	Director	March 18, 2013
(Jonathan B. Bulkeley)

/s/ Richard L. Kuersteiner	Director	March 18, 2013
(Richard L. Kuersteiner)

/s/ W. Kirk Liddell	Director	March 18, 2013
(W. Kirk Liddell)

/s/ Mark A. McEachen	Director	March 18, 2013
(Mark A. McEachen)

/s/ Alan F. Schultz	Director	March 18, 2013
(Alan F. Schultz)

Exhibit Index

Exhibit No.	Document

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*
Certification of Annual Report on Form 10-K for the period ended December 31, 2012 by Alfred T. Mockett, Chief Executive Officer and President of the Company under Section 302 of the Sarbanes-Oxley Act.

31.2*
Certification of Annual Report on Form 10-K for the period ended December 31, 2012 by Gregory W. Freiberg, Executive Vice President and Chief Financial Officer of the Company under Section 302 of the Sarbanes-Oxley Act.

32.1*
Certification of Annual Report on Form 10-K for the period ended December 31, 2012 under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Gregory W. Freiberg, Executive Vice President and Chief Financial Officer, for the Company.

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