Form 10-Q
period 2013-03-31
DEX ONE Corp
filed 2013-04-26
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
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
Yes ☒ No ☐

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

Title of class	Shares Outstanding at April 15, 2013
Common Stock, par value $.001 per share	50,942,545

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
EX-101.LAB - XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE - XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dex One Corporation and Subsidiaries
Debtor and Debtor-In-Possession as of March 18, 2013
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	March 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$138,719	$172,040
Accounts receivable:
Billed	106,408	118,479
Unbilled	402,717	442,085
Allowance for doubtful accounts	(28,970)	(31,770)
Net accounts receivable	480,155	528,794
Deferred directory costs	91,006	100,312
Short-term deferred income taxes, net	34,773	39,447
Prepaid expenses and other current assets	40,507	37,356
Total current assets	785,160	877,949
Fixed assets and computer software, net	96,625	105,079
Other non‑current assets	19,769	19,737
Intangible assets, net	1,757,263	1,832,653
Total Assets	$2,658,817	$2,835,418

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities Not Subject to Compromise
Accounts payable and accrued liabilities	$81,535	$95,471
Accrued interest	19,928	18,885
Deferred revenues	477,535	529,854
Current portion of long-term debt	219,708	2,009,638
Total current liabilities not subject to compromise	798,706	2,653,848
Deferred income taxes, net	48,039	54,223
Other non-current liabilities	84,776	86,738
Total liabilities not subject to compromise	931,521	2,794,809

Liabilities subject to compromise	1,745,008	—

Commitments and contingencies

Shareholders' Equity (Deficit)
Common stock, par value $.001 per share, authorized – 300,000,000 shares; issued and outstanding – 50,942,545 shares at March 31, 2013 and 50,884,940 shares at December 31, 2012	50	50
Additional paid-in capital	1,465,217	1,464,593
Accumulated deficit	(1,439,482)	(1,380,155)
Accumulated other comprehensive loss	(43,497)	(43,879)
Total shareholders' equity (deficit)	(17,712)	40,609
Total Liabilities and Shareholders' Equity (Deficit)	$2,658,817	$2,835,418
The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Debtor and Debtor-In-Possession as of March 18, 2013
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012

Net revenues	$288,075	$344,428

Expenses:
Production and distribution expenses (exclusive of depreciation and amortization shown separately below)	66,947	70,802
Selling and support expenses	78,611	94,923
General and administrative expenses	34,621	30,226
Depreciation and amortization	89,487	103,751
Total expenses	269,666	299,702
Operating income	18,409	44,726
Gain on debt repurchases, net	—	68,763
Interest expense, net	(42,898)	(57,084)
Income (loss) before reorganization items, net and income taxes	(24,489)	56,405
Reorganization items, net	(35,903)	—
Income (loss) before income taxes	(60,392)	56,405
Benefit for income taxes	1,065	1,167
Net income (loss)	(59,327)	57,572
Other comprehensive income (loss):
Benefit plans adjustment, net of tax	382	107
Comprehensive income (loss)	$(58,945)	$57,679

Earnings (loss) per share:
Basic	$(1.17)	$1.15
Diluted	$(1.17)	$1.15
Shares used in computing earnings (loss) per share:
Basic	50,904	50,254
Diluted	50,904	50,263

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Debtor and Debtor-In-Possession as of March 18, 2013
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012

Cash Flows from Operating Activities
Net income (loss)	$(59,327)	$57,572
Reconciliation of net income (loss) to net cash provided by operating activities:
Gain on debt repurchases, net	—	(68,763)
Depreciation and amortization	89,487	103,751
Deferred income tax benefit	(1,746)	(2,787)
Provision for bad debts	6,514	11,037
Merger transaction and integration expenses	10,243	—
Stock-based compensation expense	670	1,064
Reorganization items, net	35,903	—
Other items, net	(9,997)	6,202
Changes in assets and liabilities:
Decrease in accounts receivable	42,124	45,570
Decrease in other assets	6,241	17,833
(Decrease) in accounts payable and accrued liabilities	(11,731)	(27,936)
(Decrease) in deferred revenue	(52,318)	(55,780)
(Decrease) in other non-current liabilities	(1,315)	(9,654)
Net cash provided by operating activities	54,748	78,109

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(5,643)	(5,005)
Proceeds from sale of assets	—	20
Net cash used in investing activities	(5,643)	(4,985)

Cash Flows from Financing Activities
Debt repurchases and repayments	(81,599)	(213,743)
Debt issuance costs and other financing items, net	(515)	(1,979)
Decrease in checks not yet presented for payment	(312)	(140)
Net cash used in financing activities	(82,426)	(215,862)

Decrease in cash and cash equivalents	(33,321)	(142,738)
Cash and cash equivalents, beginning of period	172,040	257,939
Cash and cash equivalents, end of period	$138,719	$115,201

Supplemental Information:
Cash interest, net	$36,792	$42,198
Cash income taxes, net	$(95)	$3,018
Non-cash Financing Activities:
Reduction of debt from debt repurchases	$—	$(72,613)
Issuance of Dex One Senior Subordinated Notes in lieu of cash interest payments	$—	$10,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex One Corporation and Subsidiaries
Debtor and Debtor-In-Possession as of March 18, 2013
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data and where otherwise indicated)

1. Business and Basis of Presentation

The interim condensed consolidated financial statements of Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” the “Company,” “we,” “us” and “our”) have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to this Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The interim condensed consolidated financial statements include the accounts of Dex One and its direct and indirect wholly-owned subsidiaries. As of March 31, 2013, R.H. Donnelley Corporation ("RHD"), R.H. Donnelley Inc. (“RHDI” or "RHDI Inc."), Dex Media, Inc., Dex One Digital, Inc. ("Dex One Digital"), Dex One Service, Inc. (“Dex One Service”) and Newdex, Inc. ("Newdex") were our only direct wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

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

Our proprietary marketing solutions include our Dex published yellow pages directories, which we co-brand with other recognizable brands in the industry such as CenturyLink and YP (formerly AT&T), our Internet yellow pages site, DexKnows.com and our mobile application, Dex Mobile. Our growing list of marketing solutions also includes local business and market analysis, message and image creation, target market identification, advertising and digital profile creation, web sites, mobile web sites, reputation management, network display ads, online video development and promotion, keyword optimization strategies and programs, distribution strategies, social media marketing and tracking and reporting. Our digital lead generation solutions are powered by our search engine marketing product, DexNet, which extends our customers’ reach to our leading Internet and mobile partners to attract consumers searching for local businesses, products and services within our markets.

Agreement and Plan of Merger

On August 20, 2012, Dex One entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SuperMedia Inc., (“SuperMedia”), Newdex, and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newdex (“Merger Sub”) (collectively, the "Merger Entities"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) Dex One will merge with and into Newdex, with Newdex as the surviving entity (the “Dex Merger”) and (ii) immediately following consummation of the Dex Merger, Merger Sub will merge with and into SuperMedia, with SuperMedia as the surviving entity and becoming a direct wholly owned subsidiary of Newdex (the “SuperMedia Merger” and together with the Dex Merger, the “Mergers”). As a result of the Mergers, Newdex, as successor to Dex One, will be renamed Dex Media, Inc. (“Dex Media”) and become a newly listed company.

On December 5, 2012, the Merger Entities entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”), which upholds the basic economic terms and strategic merits of the Mergers included in the original Merger Agreement, and, among other things, (i) extends the date on which a party may first unilaterally terminate the Amended and Restated Merger Agreement and the Mergers from December 31, 2012 to June 30, 2013 and (ii) provides that if either Dex One or SuperMedia is unable to obtain the requisite consents to the Mergers from its stockholders and to the contemplated amendments to its respective financing agreements from its senior secured lenders to consummate the transactions on an out-of-court basis, the Mergers may be effected through voluntary pre-packaged plans under Chapter 11 of Title 11 of the United States Code ("Chapter 11" or the "Bankruptcy Code"). Because we were unable to obtain the requisite consents to the contemplated amendments to our financing agreements from our senior secured lenders to effectuate the Mergers out of court, the Company voluntarily filed a pre-packaged bankruptcy under Chapter 11 on March 18, 2013. See "Filing of Voluntary Petitions in Chapter 11" below.
See our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013 and Current Report on Form 8-K filed with the SEC on December 6, 2012 for additional information on the terms and conditions of the Amended and Restated Merger Agreement.
Upon completion, the Mergers will be accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations, with Dex One identified as the accounting acquirer. Dex One is considered the acquiring entity for accounting purposes based on certain criteria including, but not limited to, the following: (1) upon consummation of the merger, Dex One stockholders will hold approximately 60% of the common stock of Dex Media as compared to 40% held by SuperMedia stockholders and (2) Dex One's current chairman of the board of directors will continue to serve as the chairman of the board of directors of Dex Media.

Filing of Voluntary Petitions in Chapter 11
On March 18, 2013 (the "Petition Date"), Dex One and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking Chapter 11 relief under the provisions of the Bankruptcy Code. The Chapter 11 cases are being jointly administered under the caption In re Dex One Corporation, et al., Case No. 13-10533 (the “Chapter 11 Cases”). The Debtors will continue to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Access to court documents and other general information about the Chapter 11 Cases, including our proposed plan of reorganization and disclosure statement describing the terms of the plan of reorganization, can be found at www.epiq11.com/dexone. The Bankruptcy Court hearing to consider the approval of our plan of reorganization is currently scheduled for April 29, 2013.

The filing of the Chapter 11 Cases triggered an event of default that rendered the remaining financial obligations under the Company's $300.0 million Initial Aggregate Principal Amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”) and senior secured credit facilities automatically and immediately due and payable. However, any efforts to enforce the financial obligations under the Dex One Senior Subordinated Notes and senior secured credit facilities are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court and during pendency of the Chapter 11 Cases unless the Bankruptcy Court approves a motion to enforce such provisions.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying historical condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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

As noted above, because the Company was unable to obtain the requisite consents to the contemplated amendments to our financing agreements from our senior secured lenders to effectuate the Mergers out of court, the Company voluntarily filed a pre-packaged bankruptcy under Chapter 11. The filing of the Chapter 11 Cases triggered an event of default that rendered the remaining financial obligations under our Dex One Senior Subordinated Notes and senior secured credit facilities automatically and immediately due and payable. Certain senior secured lenders who are party to the Support and Limited Waiver Agreement ("Support Agreement"), however, have agreed to a conditional waiver whereby they will not accelerate the financial obligations under our senior secured credit facilities upon the Company's Chapter 11 filing. The Support Agreement, including the conditional waiver noted above and the obligations of all parties to the Support Agreement, may terminate automatically upon the occurrence of certain circumstances or events if such circumstance or event has not been cured by the Company or waived unconditionally by the consenting lenders. Nonetheless, any efforts to enforce the acceleration provisions of our outstanding debt are automatically stayed as a result of filing the Chapter 11 Cases in the Bankruptcy Court and during pendency of the Chapter 11 Cases unless the Bankruptcy Court approves a motion to enforce such provisions. The Bankruptcy Court has not approved such a motion and we believe it is unlikely that the Bankruptcy Court would approve such a motion during pendency of the Chapter 11 Cases. However, there can be no assurance that this will not occur. In the event the Bankruptcy Court does permit modification of the stay and allows the acceleration of all of our outstanding debt, the Company would not have adequate cash on hand or other financial resources to satisfy all of its debt obligations. Under these circumstances, this raises substantial doubt as to whether the Company would be able to continue as a going concern for a reasonable period of time.
Because filing for Chapter 11 was done primarily to effectuate the contemplated amendments to our financing agreements and the Mergers and we expect that no unsecured creditors of the Company will be materially impacted as a result of filing for Chapter 11 as stated in our plan of reorganization, we anticipate that filing for Chapter 11 will not significantly impact our financial position, results of operations and cash flows through the Chapter 11 proceedings. If the Bankruptcy Court's stay on the acceleration provisions of our outstanding debt remains in effect until our emergence from Chapter 11 as expected, our current financial projections indicate that management expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and meet debt service requirements through the Chapter 11 proceedings and for at least the next 12-15 months. However, no assurances can be made that our expectations noted above regarding the results or impact of the Chapter 11 Cases will occur or that our business will generate sufficient cash flows from operations to enable us to fund the Company's cash requirements because the current information used in our financial projections could change in the future as a result of changes in estimates and assumptions as well as risks noted above and in Part I - Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012.
Management's objectives for the proposed merger and contemplated amendments to our financing agreements position the Company to operate as a going concern upon emergence from Chapter 11 and for a reasonable period of time thereafter. However, no assurances can be made that these objectives will be attained.
Accounting Matters Subsequent to Filing for Chapter 11
For periods subsequent to filing for Chapter 11, ASC 852, Reorganizations ("ASC 852") has been applied in preparing the condensed consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses including professional fees, realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process will be classified as reorganization items on the condensed consolidated statement of comprehensive income (loss).  Additionally, on the condensed consolidated balance sheet, liabilities are segregated between liabilities not subject to compromise and liabilities subject to compromise.  Liabilities subject to compromise are reported at their pre-petition amounts or current unimpaired values, even if they may be settled for lesser amounts. See Note 3, "Reorganization Items, Net and Liabilities Subject to Compromise" for additional information.
The accompanying condensed consolidated financial statements do not purport to reflect or provide for the consequences of filing for Chapter 11.  In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareholders' equity accounts, the effects of any changes that may be made in the Company's capitalization; or (iv) as to operations, the effects of any changes that may be made to the Company's business.

2. Summary of Significant Accounting Policies

Identifiable Intangible Assets

The Company reviews the carrying value of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. The Company reviewed the following information, estimates and assumptions during the three months ended March 31, 2013 to determine if the carrying amounts of our definite-lived intangible assets and other long-lived assets were recoverable:

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

Based on our evaluation during the three months ended March 31, 2013, we concluded that the carrying amounts of our definite-lived intangible assets and other long-lived assets were recoverable.

Amortization expense related to the Company’s intangible assets was $75.4 million and $87.4 million for the three months ended March 31, 2013 and 2012, respectively. Our intangible assets and their respective book values at March 31, 2013 are shown in the following table:

	Directory Services Agreements	Local Customer Relationships	National Customer Relationships	Trade Names and Trademarks	Technology, Advertising Commitments & Other	Total
Gross intangible assets carrying value	$1,330,000	$560,000	$175,000	$380,000	$85,500	$2,530,500
Accumulated amortization	(401,087)	(189,669)	(51,853)	(94,314)	(36,314)	(773,237)
Net intangible assets	$928,913	$370,331	$123,147	$285,686	$49,186	$1,757,263

The Company evaluates the remaining useful lives of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible assets and other long-lived assets would be amortized prospectively over that revised remaining useful life. The Company evaluated the remaining useful lives of its definite-lived intangible assets and other long-lived assets during the three months ended March 31, 2013 by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit we have over competing independent publishers in our markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on our evaluation of these factors during the three months ended March 31, 2013, the Company has determined that the estimated useful lives of intangible assets presented below reflect the period they are expected to contribute to future cash flows and therefore continue to be deemed appropriate.

The combined remaining weighted average useful life of our identifiable intangible assets at March 31, 2013 is 8 years. The remaining weighted average useful lives and amortization methodology for each of our identifiable intangible assets at March 31, 2013 are shown in the following table:

Intangible Asset	Remaining Weighted Average Useful Lives	Amortization Methodology
Directory services agreements	9 years	Income forecast method (1)
Local customer relationships	8 years	Income forecast method (1)
National customer relationships	8 years	Income forecast method (1)
Tradenames and trademarks	8 years	Straight-line method
Technology, advertising commitments and other	5 years	Income forecast method (1)

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

Interest Expense

In conjunction with our adoption of fresh start accounting and reporting on February 1, 2010 ("Fresh Start Reporting Date"), an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment did not impact future scheduled interest or principal payments and had been amortized as an increase to interest expense using the effective interest method until our filing for Chapter 11 on March 18, 2013. See Note 3, "Reorganization Items, Net and Liabilities Subject to Compromise" and Note 4, "Long-Term Debt - Impact of Fresh Start Accounting" for additional information. Amortization of the fair value adjustment included as an increase to interest expense was $4.9 million and $7.5 million for the three months ended March 31, 2013 and 2012, respectively.

Advertising Expense

We recognize advertising expenses as incurred. These expenses include media, public relations, promotional, branding and sponsorship costs and on-line advertising. Total advertising expense for the Company was $1.2 million and $4.1 million for the three months ended March 31, 2013 and 2012, respectively.

Concentration of Credit Risk

Trade Receivables
Approximately 85% of our advertising revenue is derived from the sale of our marketing solutions to local businesses. These customers typically enter into 12-month advertising sales contracts and make monthly payments over the term of the contract. The Company also offers customers the ability to purchase digital marketing solutions for shorter time frames than our standard one year contract. Some customers prepay the full amount or a portion of the contract value. Most new customers and customers desiring to expand their advertising programs are subject to a credit review. If the customers qualify, we may extend credit to them in the form of a trade receivable for their advertising purchase. Local businesses tend to have fewer financial resources and higher failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. We do not require collateral from our customers, although we do charge late fees to customers that do not pay by specified due dates.

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

Earnings (Loss) Per Share

The calculation of basic and diluted earnings (loss) per share (“EPS”) is presented below.

	Three Months Ended March 31,
	2013	2012
Basic EPS
Net income (loss)	$(59,327)	$57,572
Weighted average common shares outstanding	50,904	50,254
Basic EPS	$(1.17)	$1.15

Diluted EPS
Net income (loss)	$(59,327)	$57,572
Weighted average common shares outstanding	50,904	50,254
Dilutive effect of stock awards	—	9
Weighted average diluted shares outstanding	50,904	50,263
Diluted EPS	$(1.17)	$1.15

Diluted EPS is calculated by dividing net income by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options and restricted stock, the dilutive effect of which is calculated using the treasury stock method. Due to the Company's reported net loss for the three months ended March 31, 2013, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of EPS. For the three months ended March 31, 2013 and 2012, 2.2 million shares and 2.7 million shares, respectively, of the Company’s stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period.

Fair Value of Financial Instruments

At March 31, 2013 and December 31, 2012, the fair value of cash and cash equivalents, accounts receivable, net and accounts payable and accrued liabilities approximated their carrying value based on the net short-term nature of these instruments. Estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

As required by ASC 820, Fair Value Measurements and Disclosures, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company did not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2013 and assets or liabilities measured at fair value on a recurring basis at December 31, 2012 were de minimis. There were no transfers of assets or liabilities into or out of Levels 1, 2 or 3 of the fair value hierarchy during the three months ended March 31, 2013 or year ended December 31, 2012. The Company has established a policy of recognizing transfers between levels of the fair value hierarchy as of the end of a reporting period.

The Company’s long-term debt obligations are not measured at fair value on a recurring basis, however we present the fair value of the Dex One Senior Subordinated Notes and our senior secured credit facilities in Note 4, “Long-Term Debt.” The Company has utilized quoted market prices, where available, to compute the fair market value of these long-term debt obligations at March 31, 2013. The Dex One Senior Subordinated Notes are categorized within Level 1 of the fair value hierarchy and our senior secured credit facilities are categorized within Level 2 of the fair value hierarchy.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of recoverability of long-lived assets, sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans expense, deferred income taxes, certain assumptions pertaining to our stock-based awards, and certain estimates and assumptions used in our impairment evaluation and useful lives assessment of definite-lived intangible assets and other long-lived assets, among others.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements, provided that all the information is presented in a single location, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. Effective January 1, 2013, the Company adopted the disclosure provisions included in ASU 2013-02 and has presented this information in Note 5, "Accumulated Other Comprehensive Income (Loss)." The adoption of ASU 2013-02 had no impact on our financial position, results of operations or cash flows.

We have reviewed other accounting pronouncements that were issued as of March 31, 2013, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

3. Reorganizations Items, Net and Liabilities Subject to Compromise

Reorganization Items, Net

In accordance with ASC 852, reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code. For the three months ended March 31, 2013, the Company recorded $35.9 million of reorganization items on the condensed consolidated statement of comprehensive income (loss). The following table displays the details of reorganization items for the three months ended March 31, 2013:

Three Months Ended March 31, 2013
Write-off of remaining unamortized fair value adjustments	$31,761
Professional fees	4,142
Total reorganization items, net	$35,903

The write-off of remaining unamortized fair value adjustments relates to our senior secured credit facilities, which are classified as liabilities subject to compromise at March 31, 2013. See Note 4, "Long-Term Debt - Impact of Fresh Start Accounting" for additional information on the fair value adjustments recognized in conjunction with our adoption of fresh start accounting on the Fresh Start Reporting Date. ASC 852 specifies that when debt classified as liabilities subject to compromise is an allowed claim and the allowed claim differs from the net carrying amount of the debt, the carrying amount shall be adjusted to the amount of the allowed claim. The gain or loss resulting from this adjustment shall be recognized as reorganization items. Based on our plan of reorganization and approved first-day motions of the Bankruptcy Court, the allowed claims exclude the unamortized fair value adjustments associated with our senior secured credit facilities. Therefore, we have recognized the remaining unamortized fair value adjustments associated with our senior secured credit facilities as reorganization items during the three months ended March 31, 2013, which resulted in the adjustment of the carrying amounts of our senior secured credit facilities to their respective aggregate principal amounts due at March 31, 2013.

The Company has incurred professional fees for financial consulting and legal services directly associated with the reorganization process.

Liabilities Subject to Compromise

Liabilities subject to compromise refers to unsecured obligations that will be accounted for under a plan of reorganization.  ASC 852 requires pre-petition liabilities, including those that became known after filing the Chapter 11 petitions, that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be resolved on known or potential claims through the Chapter 11 process and remain subject to future adjustments from either negotiated settlements, actions of the Bankruptcy Court or non-acceptance of certain executory contracts.  Liabilities subject to compromise also includes items that may be assumed under the plan of reorganization and may be subsequently reclassified to liabilities not subject to compromise.

Although our plan of reorganization specifies payment of scheduled amortization and interest on our senior secured credit facilities throughout the Chapter 11 proceedings, these debt obligations are deemed impaired for bankruptcy purposes based upon the proposed amendments to certain terms and conditions presented in the Amended and Restated Merger Agreement. In addition, the Company has determined that the carrying value of our senior secured credit facilities exceeds the fair value of the collateral securing these debt obligations. As a result, the carrying value of our senior secured credit facilities of $1,745.0 million is classified as liabilities subject to compromise on the condensed consolidated balance sheet at March 31, 2013. The Dex One Senior Subordinated Notes have not been impaired by our plan of reorganization and are therefore included in liabilities not subject to compromise at March 31, 2013. As disclosed in Note 1, "Business and Basis of Presentation - Going Concern,” the Bankruptcy Court has not approved a motion and we believe it is unlikely that the Bankruptcy Court would approve a motion during pendency of the Chapter 11 Cases to accelerate the financial obligations under the Dex One Senior Subordinated Notes and our senior secured credit facilities. However, there can be no assurance that this will not occur. Accordingly, we have classified the Dex One Senior Subordinated Notes as current obligations at March 31, 2013 and December 31, 2012. Our senior secured credit facilities were classified as current obligations at December 31, 2012 however, they are now classified as liabilities subject to compromise at March 31, 2013 for the reasons discussed above. In conjunction with our plan of reorganization, interest payments on the Dex One Senior Subordinated Notes for the semi-annual interest period ending March 31, 2013 will be made 50% in cash and 50% in paid-in-kind ("PIK") interest upon the effective date of our plan of reorganization. The Company's cash flow from operations for the three months ended March 31, 2013 was favorably impacted by the deferral of interest payments on the Dex One Senior Subordinated Notes.

4. Long-Term Debt

The following table presents the fair market value of our long-term debt at March 31, 2013 based on quoted market prices on that date, as well as the carrying value of our long-term debt at March 31, 2013:

	March 31, 2013
	Fair Market Value	Carrying Value
RHDI Amended and Restated Credit Facility	$524,533	$746,666
Dex Media East Amended and Restated Credit Facility	363,670	511,757
Dex Media West Amended and Restated Credit Facility	370,656	486,585
Total liabilities subject to compromise	1,258,859	1,745,008
Dex One Senior Subordinated Notes	94,474	219,708
Total Dex One consolidated	$1,353,333	$1,964,716

The filing of the Chapter 11 Cases triggered an event of default that rendered the remaining financial obligations under the Dex One Senior Subordinated Notes and senior secured credit facilities automatically and immediately due and payable. However, any efforts to enforce the financial obligations under the Dex One Senior Subordinated Notes and senior secured credit facilities are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court and during pendency of the Chapter 11 Cases unless the Bankruptcy Court approves a motion to enforce such provisions. The Bankruptcy Court has not approved such a motion and we believe it is unlikely that the Bankruptcy Court would approve such a motion during pendency of the Chapter 11 Cases. However, there can be no assurance that this will not occur. Accordingly, we have classified the Dex One Senior Subordinated Notes as current obligations as of March 31, 2013 and December 31, 2012. Our senior secured credit facilities were classified as current obligations as of December 31, 2012 however, they are now classified as liabilities subject to compromise as of March 31, 2013 for the reasons discussed in Note 3, "Reorganizations Items, Net and Liabilities Subject to Compromise."

Credit Facilities

On March 23, 2012, the Company utilized cash on hand of $69.5 million to repurchase loans under the third amended and restated RHDI credit facility dated as of January 29, 2010 (as amended, the “RHDI Amended and Restated Credit Facility”), the amended and restated Dex Media East, Inc. credit facility dated as of January 29, 2010 (as amended, the “Dex Media East Amended and Restated Credit Facility”) and the amended and restated Dex Media West, Inc. credit facility dated as of January 29, 2010 (as amended, the “Dex Media West Amended and Restated Credit Facility”) (collectively, the "Credit Facilities") totaling $142.1 million. These debt transactions are hereby referred to as the "Debt Repurchases." The Debt Repurchases have been accounted for as an extinguishment of debt resulting in a non-cash, pre-tax gain of $68.8 million during the three months ended March 31, 2012.

RHDI Amended and Restated Credit Facility

In conjunction with the Debt Repurchases, the Company repurchased $92.0 million of loans under the RHDI Amended and Restated Credit Facility at a rate of 43.5% of par. As of March 31, 2013, the outstanding carrying value under the RHDI Amended and Restated Credit Facility totaled $746.7 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at March 31, 2013.

Dex Media East Amended and Restated Credit Facility

In conjunction with the Debt Repurchases, the Company repurchased $23.6 million of loans under the Dex Media East Amended and Restated Credit Facility at a rate of 53.0% of par. As of March 31, 2013, the outstanding carrying value under the Dex Media East Amended and Restated Credit Facility totaled $511.8 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 2.7% at March 31, 2013.

Dex Media West Amended and Restated Credit Facility

In conjunction with the Debt Repurchases, the Company repurchased $26.6 million of loans under the Dex Media West Amended and Restated Credit Facility at a rate of 64.0% of par. As of March 31, 2013, the outstanding carrying value under the Dex Media West Amended and Restated Credit Facility totaled $486.6 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.3% at March 31, 2013.

Notes

Dex One Senior Subordinated Notes

As of March 31, 2013, the outstanding carrying value of the Dex One Senior Subordinated Notes totaled $219.7 million. Interest on the Dex One Senior Subordinated Notes is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 29, 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects PIK interest payments. The Company may elect, no later than two business days prior to the beginning of any such semi-annual interest period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as additional senior subordinated notes. In the absence of such an election for any subsequent semi-annual interest period, interest on the Dex One Senior Subordinated Notes will be payable in the form of the interest payment for the semi-annual interest period immediately preceding such subsequent semi-annual interest period. The Dex One Senior Subordinated Notes have not been impaired by our plan of reorganization, however interest payments on the Dex One Senior Subordinated Notes for the semi-annual interest period ending March 31, 2013 will be made 50% in cash and 50% in PIK interest upon the effective date of our plan of reorganization. The Company will continue to make interest payments on the Dex One Senior Subordinated Notes 50% in cash and 50% in PIK interest for the semi-annual interest period ending September 30, 2013.

Impact of Fresh Start Accounting

In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our Credit Facilities at a discount as a result of their fair value on the Fresh Start Reporting Date and therefore, the carrying amount of these debt obligations was an amount that was lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our Credit Facilities. This fair value adjustment had been amortized as an increase to interest expense until our filing for Chapter 11 on March 18, 2013. As a result of filing for Chapter 11 and our Credit Facilities being classified as liabilities subject to compromise at March 31, 2013 for the reasons discussed in Note 3, "Reorganizations Items, Net and Liabilities Subject to Compromise," the Company recognized the remaining unamortized fair value adjustments associated with our Credit Facilities of $31.8 million as reorganization items on the condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2013. Therefore, our Credit Facilities are recorded at their aggregate principal amount due at March 31, 2013.

5. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of tax, for the three months ended March 31, 2013:

Defined Benefit Pension Plans
AOCI balance at January 1, 2013	$(43,879)
Amounts reclassified from AOCI	382
Net current period other comprehensive income	382
AOCI balance at March 31, 2013	$(43,497)

The following table presents the reclassifications out of AOCI for the three months ended March 31, 2013:

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Condensed Consolidated Statement of Comprehensive Income (Loss)
Defined benefit pension plans:
Amortization of actuarial loss	$620	(1)
	(238)	Tax provision
Total reclassifications	$382	Net of tax

(1) Amortization of actuarial loss on our defined benefit pension plans is included in the computation of net periodic pension(credit) for the three months ended March 31, 2013. See Note 7, "Benefit Plans" for additional information.

6. Income Taxes

Our quarterly income tax benefit for income taxes is measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented.

For the three months ended March 31, 2013, we recorded an income tax benefit of $1.1 million, which represents an effective tax rate of 1.8%. The effective tax rate for the three months ended March 31, 2013 differs from the federal statutory rate of 35.0% primarily due to changes in recorded valuation allowances, permanent differences, the impact of state income taxes, and changes in deferred tax liabilities related to the stock basis of subsidiaries.

The Company recorded an increase in its valuation allowance of $19.3 million during the three months ended March 31, 2013 as a result of the increase in deferred tax assets primarily attributable to book losses, which decreased the effective tax rate for the three months ended March 31, 2013 by approximately 31.9%.

For the three months ended March 31, 2012, we recorded an income tax benefit of $1.2 million, which represents an effective tax rate of 2.1%. The effective tax rate for the three months ended March 31, 2012 differs from the federal statutory rate of 35.0% primarily due to changes in recorded valuation allowances, the impact of state income taxes and changes in deferred tax liabilities related to the stock basis of subsidiaries.
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

The Company recorded a decrease in the valuation allowance during the three months ended March 31, 2012 as a result of the Debt Repurchases. In addition, the valuation allowance was decreased during the three months ended March 31, 2012 as a result of the reduction in estimated useful lives of certain intangible assets, which was a change in circumstances that resulted in a change in judgment about the Company's ability to realize deferred tax assets in future years. The resulting decrease in income tax expense allocated to the three months ended March 31, 2012 relating to the changes in valuation allowance was$25.6 million, which reduced the effective tax rate for the three months ended March 31, 2012 by approximately 45.5%.

7. Benefit Plans

The following table provides the components of the Company’s net periodic pension (credit) for the three months ended March 31, 2013 and 2012, respectively.

	Defined Benefit Pension Plans
	Three Months Ended March 31,
	2013	2012
Interest cost	$2,200	$2,800
Expected return on plan assets	(3,175)	(3,612)
Amortization of net loss	620	259
Net periodic pension (credit)	$(355)	$(553)

The Company made contributions to its pension plans of $0.5 million and $7.0 million during the three months ended March 31, 2013 and 2012, respectively. We expect to make total contributions of approximately $4.7 million to our pension plans in 2013.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding Dex One Corporation and its direct and indirect wholly-owned subsidiaries (“Dex One,” the “Company,” “we,” “us” and “our”) future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, based on information currently available to us and are subject to significant risks and uncertainties. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than as imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about Dex One’s future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the continuing decline in the use of print directories; (2) increased competition, particularly from existing and emerging digital technologies; (3) ongoing weak economic conditions and continued decline in print advertising sales; (4) our ability to collect trade receivables from customers to whom we extend credit; (5) our ability to generate sufficient cash to service our debt; (6) our ability to comply with the financial covenants contained in our debt agreements and the potential impact to operations and liquidity as a result of restrictive covenants in such debt agreements; (7) our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time; (8) increasing interest rates; (9) changes in the Company’s and the Company’s subsidiaries credit ratings; (10) changes in accounting standards; (11) regulatory changes and judicial rulings impacting our business; (12) adverse results from litigation, governmental investigations or tax related proceedings or audits; (13) the effect of labor strikes, lock-outs and negotiations; (14) successful realization of the expected benefits of acquisitions, divestitures and joint ventures; (15) our ability to maintain agreements with CenturyLink and YP (formerly AT&T) and other major Internet search and local media companies; (16) our reliance on third-party vendors for various services; and (17) other events beyond our control that may result in unexpected adverse operating results. Additional risks and uncertainties are described in detail in Part I - Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

With respect to the proposed merger between Dex One and SuperMedia Inc. ("SuperMedia") and our voluntary filing of pre-packaged plans under Chapter 11 of Title 11 of the United States Code ("Chapter 11" or the "Bankruptcy Code") on March 18, 2013 noted below, important factors could cause actual results to differ materially from those indicated by forward-looking statements included herein, including, but not limited to, (1) the ability of Dex One and SuperMedia to consummate the proposed merger on the terms set forth in the Amended and Restated Merger Agreement, which is defined below; (2) risks related to the impact of filing for Chapter 11 could have on our business operations, financial condition, liquidity or cash flows; (3) the risk that anticipated cost savings, growth opportunities and other financial and operating benefits as a result of the proposed merger may not be realized or may take longer to realize than expected; (4) the risk that benefits from the proposed merger may be significantly offset by costs incurred to integrate the companies; (5) potential adverse impacts or delay in completing the proposed merger as a result of the Chapter 11 proceedings; and (6) difficulties in connection with the process of integrating Dex One and SuperMedia, including: (i) coordinating geographically separate organizations; (ii) integrating business cultures, which could prove to be incompatible; (iii) difficulties and costs of integrating information technology systems; and (iv) the potential difficulty in retaining key officers and personnel. Additional risks and uncertainties associated with the proposed merger with SuperMedia and filing for Chapter 11 are described in detail in Part I - Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Trends and Developments Related to Our Business

Agreement and Plan of Merger

On August 20, 2012, Dex One entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SuperMedia, Newdex, Inc., a direct wholly-owned subsidiary of the Company ("Newdex"), and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newdex (“Merger Sub”) (collectively, the "Merger Entities"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) Dex One will merge with and into Newdex, with Newdex as the surviving entity (the “Dex Merger”) and (ii) immediately following consummation of the Dex Merger, Merger Sub will merge with and into SuperMedia, with SuperMedia as the surviving entity and becoming a direct wholly owned subsidiary of Newdex (the “SuperMedia Merger” and together with the Dex Merger, the “Mergers”). As a result of the Mergers, Newdex, as successor to Dex One, will be renamed Dex Media, Inc. (“Dex Media”) and become a newly listed company.

On December 5, 2012, the Merger Entities entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”), which upholds the basic economic terms and strategic merits of the Mergers included in the original Merger Agreement, and, among other things, (i) extends the date on which a party may first unilaterally terminate the Amended and Restated Merger Agreement and the Mergers from December 31, 2012 to June 30, 2013 and (ii) provides that if either Dex One or SuperMedia is unable to obtain the requisite consents to the Mergers from its stockholders and to the contemplated amendments to its respective financing agreements from its senior secured lenders to consummate the transactions on an out-of-court basis, the Mergers may be effected through voluntary pre-packaged plans under Chapter 11 of the Bankruptcy Code. Because we were unable to obtain the requisite consents to the contemplated amendments to our financing agreements from our senior secured lenders to effectuate the Mergers out of court, the Company voluntarily filed a pre-packaged bankruptcy under Chapter 11 on March 18, 2013. See "Filing of Voluntary Petitions in Chapter 11" below.
See our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission ("SEC") on March 18, 2013 and Current Report on Form 8-K filed with the SEC on December 6, 2012 for additional information on the terms and conditions of the Amended and Restated Merger Agreement.
Filing of Voluntary Petitions in Chapter 11
On March 18, 2013 (the "Petition Date"), Dex One and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court") seeking Chapter 11 relief under the provisions of the Bankruptcy Code. The Chapter 11 cases are being jointly administered under the caption In re Dex One Corporation, et al., Case No. 13-10533 (the “Chapter 11 Cases”). The Debtors will continue to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Access to court documents and other general information about the Chapter 11 Cases, including our proposed plan of reorganization and disclosure statement describing the terms of the plan of reorganization, can be found at www.epiq11.com/dexone.

The filing of the Chapter 11 Cases triggered an event of default that rendered the remaining financial obligations under the Company's $300.0 million Initial Aggregate Principal Amount of 12%/14% Senior Subordinated Notes due 2017 (“Dex One Senior Subordinated Notes”) and senior secured credit facilities automatically and immediately due and payable. However, any efforts to enforce the financial obligations under the Dex One Senior Subordinated Notes and senior secured credit facilities are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court and during pendency of the Chapter 11 Cases unless the Bankruptcy Court approves a motion to enforce such provisions.

The Bankruptcy Court hearing to consider the approval of our plan of reorganization is currently scheduled for April 29, 2013. We anticipate emergence from the Chapter 11 proceedings and consummation of the Mergers to occur shortly after the approval of our plan of reorganization, although there can be no assurance that these objectives will occur within the expected timeframe or at all.

Going Concern

Item 1, "Financial Statements (Unaudited)" - Note 1, "Business and Basis of Presentation - Going Concern” contains a statement indicating that certain events could impact our ability to continue as a going concern. The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) the Company's voluntary Chapter 11 bankruptcy filing on March 18, 2013 and the impact it has or could have on our outstanding debt, (2) the Company's highly leveraged capital structure and the current maturity date of our senior secured credit facilities of October 24, 2014, and (3) the significant negative impact on our operating results and cash flows associated with our print products primarily as a result of (i) customer attrition, (ii) declines in overall advertising spending by our customers, (iii) the significant impact of the weak local business conditions on consumer spending in our clients' markets, (iv) an increase in competition and more fragmentation in local business search and (v) the migration of customers to digital marketing solutions. These circumstances and events raise substantial doubt as to whether the Company would be able to continue as a going concern for a reasonable period of time.
Because filing for Chapter 11 was done primarily to effectuate the contemplated amendments to our financing agreements and the Mergers and we expect that no unsecured creditors of the Company will be materially impacted as a result of filing for Chapter 11 as stated in our plan of reorganization, we anticipate that filing for Chapter 11 will not significantly impact our financial position, results of operations and cash flows through the Chapter 11 proceedings. If the Bankruptcy Court's stay on the acceleration provisions of our outstanding debt remains in effect until our emergence from Chapter 11 as expected, our current financial projections indicate that management expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and meet debt service requirements through the Chapter 11 proceedings and for at least the next 12-15 months.
Management's objectives for the proposed merger and contemplated amendments to our financing agreements position the Company to operate as a going concern upon emergence from Chapter 11 and for a reasonable period of time thereafter. However, no assurances can be made that these objectives will be attained. See Part I - Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 for risks and uncertainties associated with the Company's ability to continue as a going concern.
Results of Operations

As discussed in “Results of Operations” below, we continue to experience lower revenues, advertising sales and bookings related to our print products primarily as a result of declines in new and recurring business, including both renewal and incremental sales to existing advertisers, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our clients’ markets, (4) an increase in competition and more fragmentation in local business search and (5) the migration of customers to digital marketing solutions. However, despite the challenges associated with our print products, we have seen growth in our digital revenues, advertising sales and bookings driven by a focus on providing targeted solution bundled packages to our customers, new digital products and services, new partnerships, and the migration of customers to digital marketing solutions. These advancements have helped partially offset the decline in print revenues, advertising sales and bookings.

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

Our Plan

As more fully described in Part I - Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2012, we are a marketing solutions company that helps local businesses and consumers connect. Our proprietary and affiliate provided marketing solutions combine multiple media platforms, which drive large volumes of consumer leads to our customers and assist our customers with managing their messaging to those consumers. Our proprietary marketing solutions include our Dex published yellow pages directories, our Internet yellow pages site, DexKnows.com and our mobile application, Dex Mobile. Our digital lead generation solutions are powered by our search engine marketing product, DexNet, which extends our customers’ reach to our leading Internet and mobile partners to attract consumers searching for local businesses, products and services within our markets.

In conjunction with the Company's continuous evaluation of strategic alternatives in response to the challenging industry and economic environment we face, in August 2012 we announced the proposed merger between Dex One and SuperMedia. The purpose of this proposed transaction is to increase market share and improve our competitive position while benefiting from improved operating scale, significant service and cost synergies and enhanced cash flow, preserving access to tax attributes to offset future taxable income, and to better position the combined entity to retire debt with amended and extended credit facilities. Completion of the proposed merger is subject to certain conditions noted in the Amended and Restated Merger Agreement as well as our emergence from the Chapter 11 proceedings. The Company's initial focus for 2013 will be centered around obtaining confirmation of our plan of reorganization by the Bankruptcy Court, emerging from Chapter 11 and finalizing the proposed merger and associated amendments to our senior secured credit facilities. Once accomplished, our focus will shift towards effective and efficient integration of our businesses so that we may begin to benefit from the cost savings, growth opportunities and other financial and operating advantages expected from the proposed merger. We strive to accomplish these objectives in a timely manner with minimal impact on our customers, partners and vendors. However, no assurances can be made that these objectives and expectations will be attained or achieved in a timely manner with minimal impact on the associated parties.

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

We continue to actively manage expenses and have instituted various initiatives to streamline operations and reduce our cost structure. One such initiative centers around print product optimization ("PPO") and the evaluation of all print related expenses and processes. The focus of PPO includes initiatives such as transforming our print product's design and content as well as distribution optimization. We believe that PPO will drive significant savings in annual print costs while continuing to provide valuable products and quality service to our customers. We also continue to assess our organizational structure to ensure it properly supports our base of business and is optimized to compete in a rapidly evolving marketplace.

The Company's strategic objective is to build on our existing strengths and assets to maximize value for our shareholders and other constituents.
Impairment and Useful Life Analysis

The Company reviews the carrying value of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that their carrying amount may not be recoverable. Based on our evaluation during the three months ended March 31, 2013, we concluded that the carrying amounts of our definite-lived intangible assets and other long-lived assets were recoverable.

The Company evaluates the remaining useful lives of definite-lived intangible assets and other long-lived assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. The Company evaluated the remaining useful lives of its definite-lived intangible assets and other long-lived assets during the three months ended March 31, 2013 by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit we have over competing independent publishers in our markets as a result of directory services agreements acquired in prior acquisitions, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on our evaluation of these factors during the three months ended March 31, 2013, the Company has determined that the estimated useful lives of intangible assets presented in Item 1, "Financial Statements (Unaudited)" - Note 2, "Summary of Significant Accounting Policies - Identifiable Intangible Assets” reflect the period they are expected to contribute to future cash flows and therefore continue to be deemed appropriate.

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

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements, provided that all the information is presented in a single location, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles (“GAAP") to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. Effective January 1, 2013, the Company adopted the disclosure provisions included in ASU 2013-02 and has presented this information in Item 1, "Financial Statements (Unaudited)" - Note 5, "Accumulated Other Comprehensive Income (Loss)." The adoption of ASU 2013-02 had no impact on our financial position, results of operations or cash flows.
We have reviewed other accounting pronouncements that were issued as of March 31, 2013, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

Net Revenues

The components of our net revenues for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
(amounts in millions)	2013	2012	$ Change	% Change
Gross advertising revenues	$286.5	$343.7	$(57.2)	(16.6)%
Sales claims and allowances	(2.6)	(4.4)	1.8	40.9
Net advertising revenues	283.9	339.3	(55.4)	(16.3)
Other revenues	4.2	5.1	(0.9)	(17.6)
Total	$288.1	$344.4	$(56.3)	(16.3)%

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

Gross advertising revenues of $286.5 million for the three months ended March 31, 2013 declined $57.2 million, or 16.6%, from gross advertising revenues of $343.7 million for the three months ended March 31, 2012. The decline in gross advertising revenues for the three months ended March 31, 2013 is related to our print products, primarily as a result of continuing declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our customers’ markets, (4) an increase in competition and more fragmentation in local business search and (5) the migration of customers to digital marketing solutions. Declines in print advertising revenues are partially offset by increased advertising revenues associated with our digital marketing solutions, driven by a focus on providing targeted solution bundled packages to our customers, new digital products and services, new partnerships, and the migration of customers to digital marketing solutions.

Expenses

The components of our expenses for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
(amounts in millions)	2013	2012	$ Change	% Change
Production and distribution expenses	$67.0	$70.8	$(3.8)	(5.4)%
Selling and support expenses	78.6	94.9	(16.3)	(17.2)
General and administrative expenses	34.6	30.2	4.4	14.6
Depreciation and amortization expenses	89.5	103.8	(14.3)	(13.8)
Total	$269.7	$299.7	$(30.0)	(10.0)%

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

Production and Distribution Expenses

Production and distribution expenses for the three months ended March 31, 2013 were $67.0 million compared to production and distribution expenses of $70.8 million for the three months ended March 31, 2012. The primary components of the $3.8 million, or 5.4%, decrease in production and distribution expenses for the three months ended March 31, 2013 were as follows:

(amounts in millions)	Three Months Ended March 31, 2013
Lower print, paper and distribution expenses	$(12.0)
Higher Internet production and distribution expenses	9.1
All other, net	(0.9)
Total decrease in production and distribution expenses for the three months ended March 31, 2013	$(3.8)

Print, paper and distribution expenses for the three months ended March 31, 2013 declined $12.0 million compared to print, paper and distribution expenses for the three months ended March 31, 2012 primarily due to lower page volumes associated with declines in print advertisements, as well as ongoing PPO initiatives to reduce print-related costs.

Internet production and distribution expenses for the three months ended March 31, 2013 increased $9.1 million compared to Internet production and distribution expenses for the three months ended March 31, 2012 primarily due to increased DexNet traffic costs driven by higher sales volume and cost per click rates. The increase in Internet production and distribution expenses is also attributable to higher volume in other digital products and services.

Selling and Support Expenses

Selling and support expenses for the three months ended March 31, 2013 were $78.6 million compared to selling and support expenses of $94.9 million for the three months ended March 31, 2012. The primary components of the $16.3 million, or 17.2%, decrease in selling and support expenses for the three months ended March 31, 2013 were as follows:

(amounts in millions)	Three Months Ended March 31, 2013
Lower bad debt expense	$(4.5)
Lower commissions and salesperson expenses	(4.3)
Lower advertising expenses	(2.9)
All other, net	(4.6)
Total decrease in selling and support expenses for the three months ended March 31, 2013	$(16.3)

Bad debt expense for the three months ended March 31, 2013 declined $4.5 million compared to bad debt expense for the three months ended March 31, 2012 primarily due to effective credit and collections practices, which have driven improvements in our accounts receivable portfolio, as well as lower billing volumes associated with declines in advertisers and advertising sales.

Commissions and salesperson expenses for the three months ended March 31, 2013 declined $4.3 million compared to commissions and salesperson expenses for the three months ended March 31, 2012 primarily due to lower print advertising sales and its effect on variable-based commissions, as well as lower headcount and related expenses.

Advertising expenses for the three months ended March 31, 2013 declined $2.9 million compared to advertising expenses for the three months ended March 31, 2012 primarily due to a reduction in media spend.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended March 31, 2013 were $34.6 million compared to G&A expenses of $30.2 million for the three months ended March 31, 2012. The primary components of the $4.4 million, or 14.6%, increase in G&A expenses for the three months ended March 31, 2013 were as follows:

(amounts in millions)	Three Months Ended March 31, 2013
Merger transaction and integration expenses	$10.2
Lower general corporate expenses	(3.6)
All other, net	(2.2)
Total increase in G&A expenses for the three months ended March 31, 2013	$4.4

During the three months ended March 31, 2013, the Company recognized merger transaction and integration expenses of $10.2 million related to the proposed merger between Dex One and SuperMedia. There were no costs classified as merger transaction and integration expenses during the three months ended March 31, 2012.

During the three months ended March 31, 2013, the Company recognized lower general corporate expenses of $3.6 million due to lower headcount and related expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2013 were $89.5 million compared to depreciation and amortization expenses of $103.8 million for the three months ended March 31, 2012. Amortization of intangible assets was $75.4 million for the three months ended March 31, 2013 compared to $87.4 million for the three months ended March 31, 2012. The decrease in intangible asset amortization expense for the three months ended March 31, 2013 is a result of the income forecast amortization methodology, whereby the value derived from our intangible assets and associated amortization expense is greater in the earlier years and steadily declines over time. Depreciation of fixed assets and amortization of computer software of $14.1 million for the three months ended March 31, 2013 remained level as compared to $16.4 million for the three months ended March 31, 2012.

Operating Income

Operating income was $18.4 million for the three months ended March 31, 2013 compared to $44.7 million for the three months ended March 31, 2012. The change in operating income for the three months ended March 31, 2013 is a result of continuing declines in print revenues, partially offset by declines in operating expenses described above.

Gain on Debt Repurchases, Net

As a result of the repurchase by the Company of approximately $142.1 million of debt owed under its and its subsidiaries' senior secured credit facilities in exchange for approximately $69.5 million in cash on March 23, 2012 ("Debt Repurchases"), we recognized a non-cash, pre-tax gain of $68.8 million during the three months ended March 31, 2012. See Item 1, "Financial Statements (Unaudited)" - Note 4, "Long-Term Debt" for additional information.

Interest Expense, Net

Net interest expense of the Company was $42.9 million for the three months ended March 31, 2013 compared to $57.1 million for the three months ended March 31, 2012. The decrease in net interest expense for the three months ended March 31, 2013 is primarily due to lower outstanding debt as a result of debt repayments.

In conjunction with our adoption of fresh start accounting and reporting on February 1, 2010 ("Fresh Start Reporting Date"), an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. This fair value adjustment did not impact future scheduled interest or principal payments and had been amortized as an increase to interest expense using the effective interest method until our filing for Chapter 11 on March 18, 2013. See Item 1, "Financial Statements (Unaudited)" - Note 3, "Reorganization Items, Net and Liabilities Subject to Compromise" and Note 4, "Long-Term Debt - Impact of Fresh Start Accounting" for additional information. Amortization of the fair value adjustment included as an increase to interest expense was $4.9 million and $7.5 million for the three months ended March 31, 2013 and 2012, respectively.

Reorganization Items, Net

In accordance with Accounting Standards Codification 852, Reorganizations ("ASC 852"), reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code. For the three months ended March 31, 2013, the Company recorded $35.9 million of reorganization items on the condensed consolidated statement of comprehensive income (loss) consisting of the write-off of unamortized fair value adjustments associated with our senior secured credit facilities of $31.8 million and professional fees for financial consulting and legal services directly associated with the reorganization process of $4.1 million. See Item 1, "Financial Statements (Unaudited)" - Note 3, "Reorganization Items, Net and Liabilities Subject to Compromise" for additional information.

Income Taxes

Our quarterly income tax benefit for income taxes is measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented.

For the three months ended March 31, 2013, we recorded an income tax benefit of $1.1 million, which represents an effective tax rate of 1.8%. The effective tax rate for the three months ended March 31, 2013 differs from the federal statutory rate of 35.0% primarily due to changes in recorded valuation allowances, permanent differences, the impact of state income taxes, and changes in deferred tax liabilities related to the stock basis of subsidiaries.

The Company recorded an increase in its valuation allowance of $19.3 million during the three months ended March 31, 2013 as a result of the increase in deferred tax assets primarily attributable to book losses, which decreased the effective tax rate for the three months ended March 31, 2013 by approximately 31.9%.

For the three months ended March 31, 2012, we recorded an income tax benefit of $1.2 million, which represents an effective tax rate of 2.1%. The effective tax rate for the three months ended March 31, 2012 differs from the federal statutory rate of 35.0% primarily due to changes in recorded valuation allowances, the impact of state income taxes and changes in deferred tax liabilities related to the stock basis of subsidiaries.

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

The Company recorded a decrease in the valuation allowance during the three months ended March 31, 2012 as a result of the Debt Repurchases. In addition, the valuation allowance was decreased during the three months ended March 31, 2012 as a result of the reduction in estimated useful lives of certain intangible assets, which was a change in circumstances that resulted in a change in judgment about the Company's ability to realize deferred tax assets in future years. The resulting decrease in income tax expense allocated to the three months ended March 31, 2012 relating to the changes in valuation allowance was$25.6 million, which reduced the effective tax rate for the three months ended March 31, 2012 by approximately 45.5%.

Net Income (Loss) and Earnings (Loss) Per Share

Net income (loss) was $(59.3) million and $57.6 million for the three months ended March 31, 2013 and 2012, respectively. The change to net loss for the three months ended March 31, 2013 from net income for the three months ended March 31, 2012 is due to the net gain on Debt Repurchases recognized in the first quarter of 2012, continuing declines in print revenues and reorganization items associated with the process of reorganizing the business under Chapter 11, partially offset by declines in operating expenses also described above.

Basic and diluted earnings (loss) per share (“EPS”) was $(1.17) and $1.15 for the three months ended March 31, 2013 and 2012, respectively. See Item 1, “Financial Statements (Unaudited)” - Note 2, “Summary of Significant Accounting Policies – Earnings (Loss) Per Share” for further details and computations of basic and diluted EPS.

Non-GAAP Statistical Measures

Advertising sales is a non-GAAP statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under GAAP are recognized under the deferral and amortization method. Advertising sales in current periods will be recognized as gross advertising revenues in future periods as a result of the deferral and amortization method of revenue recognition. Advertising sales for the three months ended March 31, 2013 were $242.7 million, representing a decline of $45.5 million, or 15.8%, from advertising sales of $288.2 million for the three months ended March 31, 2012.

In order to provide more visibility into what the Company will book as revenue in the future, we are presenting an additional non-GAAP statistical measure called bookings, which represent sales activity associated with our print directories and Internet-based marketing solutions during the period. Bookings associated with our local customers represent signed contracts during the period. Bookings associated with our national customers represent what has been published or fulfilled during the period. Bookings for the three months ended March 31, 2013 were $260.4 million, representing a decline of $42.9 million, or 14.1%, from bookings of $303.3 million for the three months ended March 31, 2012.

The decrease in advertising sales and bookings for the three months ended March 31, 2013 is related to our print products and is a result of continuing declines in new and recurring business, mainly driven by (1) customer attrition, (2) declines in overall advertising spending by our customers, (3) the significant impact of the weak local business conditions on consumer spending in our customers’ markets, (4) an increase in competition and more fragmentation in local business search and (5) the migration of customers to digital marketing solutions. Declines in print advertising sales and bookings are partially offset by increased advertising sales and bookings associated with our digital marketing solutions, driven by a focus on providing targeted solution bundled packages to our customers, new digital products and services, new partnerships, and the migration of customers to digital marketing solutions.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents the fair market value of our long-term debt at March 31, 2013 based on quoted market prices on that date, as well as the carrying value of our long-term debt at March 31, 2013:

	March 31, 2013
	Fair Market Value	Carrying Value
RHDI Amended and Restated Credit Facility	$524,533	$746,666
Dex Media East Amended and Restated Credit Facility	363,670	511,757
Dex Media West Amended and Restated Credit Facility	370,656	486,585
Total liabilities subject to compromise	1,258,859	1,745,008
Dex One Senior Subordinated Notes	94,474	219,708
Total Dex One consolidated	$1,353,333	$1,964,716

The filing of the Chapter 11 Cases triggered an event of default that rendered the remaining financial obligations under the Dex One Senior Subordinated Notes and senior secured credit facilities automatically and immediately due and payable. However, any efforts to enforce the financial obligations under the Dex One Senior Subordinated Notes and senior secured credit facilities are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court and during pendency of the Chapter 11 Cases unless the Bankruptcy Court approves a motion to enforce such provisions. The Bankruptcy Court has not approved such a motion and we believe it is unlikely that the Bankruptcy Court would approve such a motion during pendency of the Chapter 11 Cases. However, there can be no assurance that this will not occur. Accordingly, we have classified the Dex One Senior Subordinated Notes as current obligations as of March 31, 2013 and December 31, 2012. Our senior secured credit facilities were classified as current obligations as of December 31, 2012 however, they are now classified as liabilities subject to compromise as of March 31, 2013 for the reasons discussed in Item 1, "Financial Statements (Unaudited)" - Note 3, "Reorganizations Items, Net and Liabilities Subject to Compromise."

Credit Facilities

On March 23, 2012, the Company utilized cash on hand of $69.5 million to repurchase loans under the third amended and restated RHDI credit facility dated as of January 29, 2010 (as amended, the “RHDI Amended and Restated Credit Facility”), the amended and restated Dex Media East, Inc. credit facility dated as of January 29, 2010 (as amended, the “Dex Media East Amended and Restated Credit Facility”) and the amended and restated Dex Media West, Inc. credit facility dated as of January 29, 2010 (as amended, the “Dex Media West Amended and Restated Credit Facility”) (collectively, the "Credit Facilities") totaling $142.1 million. These debt transactions are hereby referred to as the "Debt Repurchases." The Debt Repurchases have been accounted for as an extinguishment of debt resulting in a non-cash, pre-tax gain of $68.8 million during the three months ended March 31, 2012.

RHDI Amended and Restated Credit Facility

In conjunction with the Debt Repurchases, the Company repurchased $92.0 million of loans under the RHDI Amended and Restated Credit Facility at a rate of 43.5% of par. As of March 31, 2013, the outstanding carrying value under the RHDI Amended and Restated Credit Facility totaled $746.7 million. The RHDI Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the RHDI Amended and Restated Credit Facility was 9.0% at March 31, 2013.

Dex Media East Amended and Restated Credit Facility

In conjunction with the Debt Repurchases, the Company repurchased $23.6 million of loans under the Dex Media East Amended and Restated Credit Facility at a rate of 53.0% of par. As of March 31, 2013, the outstanding carrying value under the Dex Media East Amended and Restated Credit Facility totaled $511.8 million. The Dex Media East Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media East Amended and Restated Credit Facility was 2.7% at March 31, 2013.

Dex Media West Amended and Restated Credit Facility

In conjunction with the Debt Repurchases, the Company repurchased $26.6 million of loans under the Dex Media West Amended and Restated Credit Facility at a rate of 64.0% of par. As of March 31, 2013, the outstanding carrying value under the Dex Media West Amended and Restated Credit Facility totaled $486.6 million. The Dex Media West Amended and Restated Credit Facility requires quarterly principal and interest payments and matures on October 24, 2014. The weighted average interest rate of outstanding debt under the Dex Media West Amended and Restated Credit Facility was 7.3% at March 31, 2013.

Notes

Dex One Senior Subordinated Notes

As of March 31, 2013, the outstanding carrying value of the Dex One Senior Subordinated Notes totaled $219.7 million. Interest on the Dex One Senior Subordinated Notes is payable semi-annually on March 31st and September 30th of each year, commencing on March 31, 2010 through January 29, 2017. The Dex One Senior Subordinated Notes accrue interest at an annual rate of 12% for cash interest payments and 14% if the Company elects paid-in-kind ("PIK") interest payments. The Company may elect, no later than two business days prior to the beginning of any such semi-annual interest period, whether to make each interest payment on the Dex One Senior Subordinated Notes (i) entirely in cash or (ii) 50% in cash and 50% in PIK interest, which is capitalized as additional senior subordinated notes. In the absence of such an election for any subsequent semi-annual interest period, interest on the Dex One Senior Subordinated Notes will be payable in the form of the interest payment for the semi-annual interest period immediately preceding such subsequent semi-annual interest period. The Dex One Senior Subordinated Notes have not been impaired by our plan of reorganization, however interest payments on the Dex One Senior Subordinated Notes for the semi-annual interest period ending March 31, 2013 will be made 50% in cash and 50% in PIK interest upon the effective date of our plan of reorganization. The Company's cash flow from operations for the three months ended March 31, 2013 was favorably impacted by the deferral of interest payments on the Dex One Senior Subordinated Notes. The Company will continue to make interest payments on the Dex One Senior Subordinated Notes 50% in cash and 50% in PIK interest for the semi-annual interest period ending September 30, 2013.

Impact of Fresh Start Accounting

In conjunction with our adoption of fresh start accounting, an adjustment was established to record our outstanding debt at fair value on the Fresh Start Reporting Date. The Company was required to record our Credit Facilities at a discount as a result of their fair value on the Fresh Start Reporting Date and therefore, the carrying amount of these debt obligations was an amount that was lower than the principal amount due at maturity. A total discount of $120.2 million was recorded upon adoption of fresh start accounting associated with our Credit Facilities. This fair value adjustment had been amortized as an increase to interest expense until our filing for Chapter 11 on March 18, 2013. As a result of filing for Chapter 11 and our Credit Facilities being classified as liabilities subject to compromise at March 31, 2013 for the reasons discussed in Item 1, "Financial Statements (Unaudited)" - Note 3, "Reorganizations Items, Net and Liabilities Subject to Compromise," the Company recognized the remaining unamortized fair value adjustments associated with our Credit Facilities of $31.8 million as reorganization items on the condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2013. Therefore, our Credit Facilities are recorded at their aggregate principal amount due at March 31, 2013.

Liquidity and Cash Flows

The Company’s primary sources of liquidity are existing cash on hand and cash flows generated from operations. Subsequent to and during pendency of the Chapter 11 Cases, the Company’s primary liquidity requirements will be to fund operations and service its indebtedness. The Company’s ability to meet its debt service requirements will be dependent on its ability to generate sufficient cash flows from operations. The primary sources of cash flows will consist mainly of cash receipts from the sale of our marketing solutions and can be impacted by, among other factors, general local business conditions, the continuing decline in the use of our print products, an increase in competition and more fragmentation in the local business search market, consumer confidence and the level of demand for our advertising products and services.

If the Bankruptcy Court's stay on the acceleration provisions of our outstanding debt remains in effect until our emergence from Chapter 11 as expected, our current financial projections indicate that management expects to be able to continue to generate cash flows from operations in amounts sufficient to fund operations and capital expenditures, as well as meet debt service requirements through the Chapter 11 proceedings and for at least the next 12-15 months. However, no assurances can be made that our business will generate sufficient cash flows from operations to enable us to fund the Company's cash requirements because the current information used in our financial projections could change in the future as a result of changes in estimates and assumptions as well as risks and uncertainties noted in Part I - Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

See Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Trends and Developments Related to Our Business" above for additional information related to our recent filing for Chapter 11 and management's going concern assessment.

As noted above, on March 23, 2012, the Company utilized cash on hand of $69.5 million to repurchase loans under its Credit Facilities of $142.1 million. We may from time to time seek to repurchase additional amounts outstanding under our Credit Facilities, as permitted. We also have the ability to repurchase the Dex One Senior Subordinated Notes in the open market and may from time to time seek to retire or purchase the Dex One Senior Subordinated Notes through cash purchases in open market purchases, privately negotiated transactions or otherwise, subject to applicable securities laws and regulations. Such purchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Each of our Credit Facilities require significant balloon payments upon maturity in October 2014. If the Company is unable to extend the maturity or significantly reduce our outstanding indebtedness prior to maturity by either (1) completing the Mergers and associated refinancing of our Credit Facilities through the Chapter 11 Cases, (2) open market repurchases as permitted by amendments to our Credit Facilities, (3) obtaining additional financing and/or (4) refinancing our existing indebtedness separate from the Mergers and Chapter 11 Cases, we will not be able to generate cash flows from operations in amounts sufficient to fund operations and capital expenditures and/or satisfy debt service requirements at that time. In addition, if the Company was to become non-compliant with restrictive covenants under our debt agreements prior to October 2014, default provisions would be triggered under our Credit Facilities and outstanding balances could become due immediately. The Company continues to monitor and assess all available options and opportunities that would allow us to accomplish these financing initiatives; however, no assurances can be made that these financing initiatives will be attained.

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

See Part I - Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding risks and uncertainties associated with our business, which could have a significant impact on our future liquidity and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Trends and Developments Related to Our Business” for additional information related to trends and uncertainties with respect to our business, which could have a significant impact on our future liquidity and cash flows. See Part I - Item 1A, “Risk Factors” for information regarding risks and uncertainties associated with the proposed merger between Dex One and SuperMedia and the impact the proposed merger could have on future liquidity and cash flows of the combined entity.

Cash Flow Activities

Three Months Ended March 31, 2013

Aggregate outstanding debt at March 31, 2013 was $1,964.7 million. During the three months ended March 31, 2013, we made mandatory principal payments under our Credit Facilities at par of $81.6 million, which includes $37.0 million related to cash flow sweep requirements based on final 2012 excess cash flow, as defined in the debt agreements. We made aggregate net cash interest payments of $36.8 million during the three months ended March 31, 2013. At March 31, 2013, we had $138.7 million of cash and cash equivalents before checks not yet presented for payment of $0.1 million.

Cash provided by operating activities for the three months ended March 31, 2013 was $54.7 million and included net loss adjusted for items such as depreciation and amortization, reorganization items, net, and merger transaction and integration expenses, partially offset by changes in assets and liabilities primarily driven by (1) declines in deferred revenues primarily due to lower print advertising sales, (2) a decrease in accounts receivable due to lower print advertising sales, improved collections and timing of billings, (3) a decrease in other assets, primarily related to lower deferred commissions, print, paper and delivery costs resulting from lower print advertising sales, cost cutting initiatives and publication seasonality, and (4) a decrease in accounts payable and accrued liabilities, primarily due to (i) payments associated with the 2012 short-term incentive plan, which was fully accrued for at December 31, 2012, (ii) declines in accrued salaries and wages due to the timing of pay periods, and (iii) declines in accruals for print and delivery expenses due to lower print advertising sales, cost cutting initiatives and publication seasonality.

Cash used in investing activities for the three months ended March 31, 2013 was $5.6 million and relates to the purchase of fixed assets, primarily computer equipment, software and leasehold improvements.

Cash used in financing activities for the three months ended March 31, 2013 was $82.4 million and includes the following:

•	$81.6 million in debt repayments;

•	$0.5 million in debt issuance costs and other financing items; and

•	$0.3 million in the decreased balance of checks not yet presented for payment.

Three Months Ended March 31, 2012

Cash provided by operating activities for the three months ended March 31, 2012 was $78.1 million and included net income adjusted for items such as depreciation and amortization, partially offset by the net gain on Debt Repurchases and changes in assets and liabilities primarily driven by (1) declines in deferred revenues primarily due to lower print advertising sales, (2) a decrease in accounts receivable due to lower print advertising sales, improved collections and timing of billings, (3) a decrease in other assets, primarily related to lower deferred commissions, print, paper and delivery costs and prepaid expenses resulting from lower print advertising sales, cost cutting initiatives and publication seasonality, and (4) a decrease in accounts payable and accrued liabilities, primarily due to (i) payments associated with the 2011 short-term incentive plan, which was fully accrued for at December 31, 2011, (ii) declines in accruals for print and delivery expenses due to lower print advertising sales, cost cutting initiatives and publication seasonality and (iii) lower trade accounts payable due to improved timing of vendor payments.

Cash used in investing activities for the three months ended March 31, 2012 was $5.0 million and relates to the purchase of fixed assets, primarily computer equipment, software and leasehold improvements, partially offset by proceeds from the sale of assets.

Cash used in financing activities for the three months ended March 31, 2012 was $215.9 million and includes the following:

•	$213.7 million in debt repurchases and repayments;

•	$2.0 million in debt issuance costs and other financing items; and

•	$0.1 million in the decreased balance of checks not yet presented for payment.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Risk Management

The Company’s Credit Facilities each bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. Because the RHDI Amended and Restated Credit Facility and the Dex Media West Amended and Restated Credit Facility are subject to a LIBOR floor of 3.00% and the LIBOR rate is below that floor at March 31, 2013, both credit facilities are effectively fixed rate debt until such time LIBOR exceeds the stated floor. At March 31, 2013, our Credit Facilities comprised approximately 89% of our total outstanding debt. Assuming a 0.125% increase in interest rates associated with our Credit Facilities, interest expense would increase by $0.6 million during the three months ended March 31, 2013.

The Company's outstanding derivative financial instruments matured during the three months ended March 31, 2013, thereby eliminating the Company's market risk with respect to such derivative financial instruments.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I - Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2012. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding shares acquired from employees during the three months ended March 31, 2013 as payment to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock awarded to employees pursuant to the Dex One Equity Incentive Plan. All such acquired shares were retired upon purchase during the first quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	6,441	$2.07	—	—
February 1, 2013 - February 28, 2013	—	—	—	—
March 1, 2013 - March 31, 2013	27,930	1.76	—	—
Total	34,371	$1.82	—	—

Item 3. Defaults Upon Senior Securities

The filing of the Chapter 11 Cases triggered an event of default that rendered the remaining financial obligations under the Dex One Senior Subordinated Notes and senior secured credit facilities automatically and immediately due and payable. However, any efforts to enforce the financial obligations under the Dex One Senior Subordinated Notes and senior secured credit facilities are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court and during pendency of the Chapter 11 Cases unless the Bankruptcy Court approves a motion to enforce such provisions.

Item 6. Exhibits

Exhibit No.	Document

31.1*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2013 by Alfred T. Mockett, Chief Executive Officer and President of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act.

31.2*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2013 by Gregory W. Freiberg, Executive Vice President and Chief Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act.

32.1*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2013, under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Gregory W. Freiberg, Executive Vice President and Chief Financial Officer, for Dex One Corporation.

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

DEX ONE CORPORATION

Date:	April 26, 2013	By:	/s/ Gregory W. Freiberg
Gregory W. Freiberg Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Sylvester J. Johnson
Sylvester J. Johnson Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

31.1*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2013 by Alfred T. Mockett, Chief Executive Officer and President of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act.

31.2*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2013 by Gregory W. Freiberg, Executive Vice President and Chief Financial Officer of Dex One Corporation under Section 302 of the Sarbanes-Oxley Act.

32.1*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2013, under Section 906 of the Sarbanes-Oxley Act by Alfred T. Mockett, Chief Executive Officer and President, and Gregory W. Freiberg, Executive Vice President and Chief Financial Officer, for Dex One Corporation.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________________
* Filed herewith.